Form 10-Q
period 2012-02-29
GENERAL AIRCRAFT INC.
filed 2012-04-24
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-178082

General Aircraft, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2952962
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5389 Golden Barrel Ave., Las Vegas, NV 89141
(Address of principal executive offices)

(702) 637-8536
(Registrant’s telephone number)
__________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,500,000 as of April 23, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows

F-1	Balance Sheets as of February 29, 2012 and August 31, 2011 (unaudited)
F-2	Statements of Operations for the three and six months ended February 29, 2012 and period from August 9, 2011 (Inception) to February 29, 2012 (unaudited)
F-3	Statements of Cash Flows for the six months ended February 29, 2012 and period from August 9, 2012 (Inception) to February 29, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	February 29, 2012	August 31, 2011
ASSETS		(audited)

Current Assets:
Cash	$11,355	$10,000
Accounts receivable	36,039	—
Total current assets	47,394	10,000

Fixed Assets, net of accumulated depreciation of $8,855 and $0, respectively	203,645	212,500

Total assets	$251,039	$222,500

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$76,798	$7,374
Accrued interest	7,096	548
Total current liabilities	83,894	7,922

Long-term debt	212,813	212,813

Stockholders' (deficit) Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at February 29, 2012 and August 31, 2011, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 10,000,000 shares issued and outstanding at February 29, 2012 and August 31, 2011, respectively	10,000	10,000
Additional paid-in capital	—	—
Deficit accumulated during development stage	(55,668)	(8,235)
Total stockholders' (deficit) equity	(45,668)	1,765

Total liabilities and stockholders' (deficit) equity	$251,039	$222,500

The accompanying notes are an integral part to these condensed financial statements

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three-Months	The Six-Months	August 9, 2011
	Ended	Ended	(Inception) to
	February 29, 2012	February 29, 2012	February 29, 2012

Revenue	$35,967	$49,716	$49,716

Operating expenses:
Aircraft maintenance and fee	10,445	13,979	17,665
Fuel and oil	8,621	10,038	10,038
Management fees	6,746	9,071	9,071
Professional fees	30,909	48,633	52,321
Depreciation	5,313	8,855	8,855
Administrative fees	—	25	25
Total operating expenses	62,034	90,601	97,975

Net loss from operations	(26,067)	(40,885)	(48,259)

Other income (expense)
Interest expense	(3,197)	(6,548)	(7,409)
Total other income (expense)	(3,197)	(6,548)	(7,409)
Net loss	$(29,264)	$(47,433)	$(55,668)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part to these condensed financial statements

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Six-Months	August 9, 2011
	Ended	(Inception) to
	February 29, 2012	February 29, 2012
Cash flows from operating activities:
Net (loss)	$(47,433)	$(55,668)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	8,855	8,855
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(36,039)	(36,039)
Increase/(Decrease) in accounts payable and accrued expenses	69,424	76,798
Increase/(Decrease) in accrued interest	6,548	7,096
Net cash provided by operating activities	1,355	1,042

Cash flows from investing activities:
Purchase of helicopter	—	(212,500)
Net cash (used) in investing activities	—	(212,500)

Cash flows from financing activities:
Proceeds from loan payable	—	212,813
Common stock issued for cash	—	10,000
Net cash provided by financing activities	—	222,813

Net increase in cash	1,355	11,355
Cash at beginning of period	10,000	—
Cash at end of period	$11.355	$11,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of General Aircraft, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended February 29, 2012 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the six-months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form S-1/A #3 for the year ended August 31, 2011 filed with the Commission on March 22, 2012.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period.  Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 29, 2012 and August 31, 2011, the Company had no cash equivalents.

(D) Overhaul Costs

Overhaul requirements established by the Federal Aviation Administration, aircraft airframes and engines must be overhauled within specific intervals. The value and usefulness of an aircraft can be heavily dependent on its stage of overhaul. For accounting purposes, airframe and aircraft engine overhauls encompass all inspections or replacements of major components, which the civil air regulations require at specific maximum periodic intervals to recertify that the frame or engine is completely airworthy.

The Company reports its overhaul costs in accordance with ASC Topic 908-360-30 (b). Overhaul costs are recorded utilizing the deferral method which requires the capitalization of costs when they are incurred. Under the deferral method, the actual cost of each overhaul is amortized to the next overhaul.

(E) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(F) Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

(G) Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. Recorded values of cash, receivables, payables and accrued liabilities approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2011, there were no potential common shares underlying warrants or options.

(I) Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

Revenues, which do not require production, modification or customization and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) service has occurred; (iii) the Company's fee is fixed and determinable; and (iv) collectability is probable.

(J) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

(I) Recent Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $55,668 for the period of August 9, 2011 (inception) to February 29, 2012, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation which is anticipated to occur in the first quarter of our second fiscal year. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years. As of February 29, 2012, and August 31, 2011, the Company recorded depreciation expense of $8,855 and $0, respectively.

Fixed assets consist of the following:

	February 29, 2012	August 31, 2011
Robinson R44 helicopter	$212,500	$212,500
Total fixed assets	212,500	212,500
Less:
Accumulated depreciation	8,855	—
Total fixed assets, net	$203,645	$212,500

NOTE 4 – CURRENT LIABILITIES

Current liabilities consist of the following:

	February 29, 2012	August 31, 2011
Accounts payable	$76,798	$7,374
Accrued interest	7,096	548
Total fixed assets, net	$83,894	$7,922

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the terms of the agreement, the Company is required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. In addition, the agreement provides for one ninety-day extension at maturity upon the option of the holder. As of February 29, 2012 and August 31, 2011, the principal balance totaled $212,813 and accrued interest was $7,096 and $548, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On August 22, 2011, the Company issued 10,000,000 shares of its restricted common stock to its two officers and directors for cash totaling $10,000 or $0.001 per share. On October 26, 2011, Mr. J. Duncan, CEO, CFO and Director tendered his resignation for all aforementioned positions effective immediately. In addition, Mr. S. Mullin, COO and Secretary also tendered his resignation effective immediately. Prior to the resignation of Mr. J. Duncan, the board appointed Mr. I. Johnson to act as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. In connection with the resignations of Messer’s Duncan and Mullin, each elected to sell their respective restricted common shares of the Company totaling 10,000,000, to Mr. I. Johnson.

On September 1, 2011, the Company entered into an Aircraft Use/Management Agreement with Elite Aviation VGT, LLC (“Elite”) Mr. Ian Johnson, our sole officer is an employee of Elite. The term of the agreement is on a month to month basis with a ninety-day notification period for termination. Elite is wholly owned by the Company’s former officers. Pursuant to the agreement, Elite has the authority to utilize the Company’s Robison R44 helicopter in its ordinary course of business for rental and training purposes in exchange, Elite agrees to provide hanger storage and maintenance services at industry standard rates. In addition, Elite Aviation VGT, LLC (“Elite”), through their industry experience and contacts, assisted the Company in locating the R44 Raven. Elite also introduced the Company to various lenders, one of which subsequently provided the financing for the acquisition of the aircraft. The Company may seek Elite’s assistance in connection the future purchase and/or financing of an additional aircraft.

The initial end user rental rate is estimated to be $380 per Hobbs hour regular rate and $360 per Hobbs hour block rate. Elite has the authority to adjust the end user rental rate from time to time to allow for fluctuations in operating costs. During the six months ended February 29, 2012 our recognized an average rental rate was $341. All repairs are at the Company’s expense and billed by Elite at a rate congruent with the average local rate. Parts required to be purchased by Elite for repair and maintenance are charged back to the Company. In addition, the Company is responsible for payment of all debt service, applicable property and other taxes, license and registration fees; hangar parking rate of $350 per month; fuel and regular operating oil, calculated using the actual VGT field delivery rate of Elite. Management fees are paid as a percentage of gross revenue based upon the billable Hobbs hours each month as follows: 1) 0 to 10 hours =15% of gross revenue, 2) 11 to 25 hours =17%, and 3) 26 + hours =19%. During the six-months ended February 29, 2012, the Company recorded revenue of $49,716 as a result of its agreement with Elite. The related costs incurred for the six-month period totaled $28,623 which is comprised of aircraft fees of $9,544, fuel $9,996 and management fees totaling $9,083.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7    STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Preferred Stock may be issued in one or more series, with all rights and preferences being determined by the board of directors.

Preferred Stock

The voting rights, rate of dividends preference in relation to other classes or series, and rights in the event of liquidation related to shares of Preferred Stock of any series are determined by the board of directors and may vary from time to time.

Common Stock

Holders of common stock have voting rights equal to one vote for each share of Common Stock held and are entitled to receive dividends when, and if declared by the board of directors subject to the rights of any Preferred Stock having preference as to dividends. In the event of liquidation or dissolution, subject to the rights of Preferred Stock

Holders’ are entitled to share ratably in the Corporations assets. Holders of Common Stock do not have conversion, redemption or preemptive rights.

On August 22, 2011, the Company issued 10,000,000 shares of its common stock to its two of its former officers and directors for cash totaling $10,000. (See Note 6)

NOTE 8   SUBSEQUENT EVENTS

Subsequent to the six-months ended February 29, 2012, the Company sold a total of 3,500,000 shares of its common stock at a price of $0.01 per share pursuant to its initial public offering for total proceeds of $35,000.

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were incorporated as General Aircraft, Inc. on August 9, 2011 in the State of Nevada for the purpose of owning and operating helicopters for use in sightseeing tours and as pilot training aircraft. We have procured our first helicopter and have placed it into service in the Las Vegas, Nevada area. We purchased our first helicopter, a Robinson R44 Raven II, in August of 2011 at a cost of $212,500. The helicopter seats three passengers in addition to the pilot. Our purchase was financed in full by a secured, purchase-money loan. The helicopter is hangered at North Las Vegas Airport, an executive and general aviation airport in North Las Vegas, Nevada. Through our related-party manager, Elite Aviation VGT, LLC (“Elite”), we rent the helicopter on an hourly basis to tour operators for use in sightseeing tours of the Las Vegas strip, as well as for helicopter pilot training flights. Based on the current demand for hourly helicopter rental in Las Vegas, as well as our initial experience thus far, we expect to rent our initial helicopter for approximately 500 hours per year. Our estimate of 500 hours of operation during our first full fiscal year is based upon the experience of management and Elite’s personnel in the local aviation tour industry. There is no guarantee, however, that we will realize the estimate 500 hours of helicopter rental operation.

Expenses and Revenue Model

Our rental rates for helicopter time range from $360 to $380 per hour. Management estimates that, over the long term, our rental rates will average $370 per hour. To date however, our average rental rate has been approximately $340 per hour. Routine maintenance, fuel, insurance, parking, and other operating needs for the helicopter are provided to us by Elite and are billed to us on a monthly basis. In addition, Elite collects and disburses our gross rental revenues monthly. As discussed below, Elite is compensated under it management agreement based on a percentage of the gross revenues generated each month by our helicopter. Elite’s compensation is on a sliding scale ranging from 15% to 19% of the monthly gross rental revenue.

Based on 500 hours per year of rental time for the helicopter, our current approximate operating expenses per hour of operation are as follows:

Reserve for future overhaul	$100
Maintenance and inspection required every 100 hours	$35
Fuel	$85
Insurance	$36
Parking	$8
GPS update card	$10
Management fees (estimated at 17% of $370 per hour gross rental rate)	$62.90
Total	$336.90

The total cost of the maintenance and inspection required each 100 hours of operation is approximately $2,200. A complete overhaul of our helicopter, which will be required once it has reached 2,200 hours of lifetime operation, will cost approximately $170,000. Our insurance costs are currently $1,653 per month. Our parking fees are currently $350 per month. The annual costs for our GPS update card are approximately $430.

After approximately 700 hours of additional operation, our helicopter will have reached the 2,200-hour lifetime operation threshold and will require a complete overhaul. By that point, we anticipate that we will have reserved $70,000 towards the cost of the overhaul and will require an additional $100,000. In addition to expending our retained earnings, if any, toward the overhaul, we will be required to obtain additional debt or equity financing in order to pay the full overhaul costs. We face a risk that such financing will not be available to us on terms that are feasible or at all.

At an average rental rate of $370 per hour, our expected gross profit, after management fees, is thus approximately $33.10 per rental hour based on the expected 500 hour per year. As discussed above, however, there is no guarantee that we will realize the estimated 500 hours of helicopter rental operation. In addition, aviation fuel and maintenance costs are subject to fluctuations which may affect our operating expenses and gross profit per rental hour.

Agreement with Elite Aviation VGT, LLC

Elite rents-out and manages our helicopter under the terms of an Aircraft Use / Management Agreement dated September 1, 2011. The agreement remains in effect on a month-to-month basis and terminable by either party upon 90 days written notice. Under the Agreement, Elite rents-out our helicopter for tours and pilot training flights at end-user rates of $360 to $380 per hour. Elite also handles, repairs, maintenance, and inspections for the aircraft, and provides insurance, fuel, and parking for the helicopter at the North Las Vegas airport. Elite bills us for these expenses on a monthly basis. In addition, Elite remits to us the total rental fees received for the helicopter from end users on a monthly basis. The Agreement contains a covenant not to compete under which we are prohibited, for a period of 60 days following termination of the contract, from operating the helicopter with another business that is the same or similar to that conducted by Elite. Elite is compensated under the Agreement based on a percentage of the gross revenues generated each month by our helicopter. Elite’s percentage compensation is determined according to a sliding scale as follows:

0 to 10 hours	15%
11 to 25 hours	17%
26 + hours	19%

Elite currently rents other aircraft for tours and training flights, but all of the other aircraft under Elite’s management are fixed-wing airplanes. Elite does not have any other helicopters under its management. Due to the differing market and uses for fixed-wing aircraft and helicopters, our management does not believe that the existence of other aircraft under Elite’s management presents a conflict of interest between us and Elite. Fixed wing aircraft, unlike helicopters, have fixed airplane wings for lift and they generally travel farther and faster than helicopters. Helicopters are slower, have a shorter range, can hover, and can maneuver more easily than fixed wing aircraft. Generally, helicopters are used for travelling short distances and for sightseeing at nearby landmarks. Fixed wing aircraft, on the other hand, are more commonly used for longer distance travel and general transportation needs.

Competition

There are a number of helicopter tour operators in the Las Vegas area offering tours of the Las Vegas strip, the Grand Canyon, and other sites. These operators are typically small to mid-sized concerns based and owned locally. Although some of them may own one or more of their own aircraft, they are typically in need of additional helicopters to be leased on an hourly basis. By making our aircraft available for use on an hourly basis through our related-party manager, Elite, we are offering a commodity. Rental rates are thus set by market demand for helicopter time, together with the size and capabilities of the particular aircraft being used. Our ability to earn revenue is therefore not subject pressures exerted by any one dominant competitor.

Results of Operations for the three and six months ended February 29, 2012 and the period from August 9, 2011 (Date of Inception) until February 29, 2012

During the three months ended February 29, 2012, we generated $35,967 in revenue from the rental of our helicopter. Our operating expenses during the three months ended February 29, 2012 were $62,034 and consisted of professional fees in the amount of $30,909, aircraft maintenance in the amount of $10,445, fuel and oil expense in the amount of $8,621, management fees in the amount of $6,746, and depreciation in the amount of $5,313. In addition, we incurred interest expense in the amount of $3,197 during the three months ended February 29, 2012. Our net loss for the three months ended February 29, 2012 was $29,264.

During the six months ended February 29, 2012, we generated $49,716 in revenue from the rental of our helicopter. Our operating expenses during the six months ended February 29, 2012 were $90,061 and consisted of professional fees in the amount of $48,633, aircraft maintenance in the amount of $13,979, fuel and oil expense in the amount of $10,038, management fees in the amount of $9,071, depreciation in the amount of $8,855, and administrative fees of $25. In addition, we incurred interest expense in the amount of $6,548 during the six months ended February 29, 2012. Our net loss for the six months ended February 29, 2012 was $47,433.

From the period from inception on August 9, 2011 through February 29, 2012, we have generated total revenue of $49,716, incurred operating expenses of $97,975, and incurred interest expense of $7,409, resulting in a net loss since inception of $55,668.

Liquidity and Capital Resources

As of February 29, 2012, we had total current assets of $47,394, consisting of cash in the amount of $11,355 and accounts receivable of $36,039. We had current liabilities of $83,894 as of February 29, 2012, consisting of accounts payable and accrued expenses of $76,798 and accrued interest on our aircraft loan of $7,096.  Accordingly, we had a working capital deficit of $36,500 as of February 29, 2012.

Our current aircraft loan is purchase money financing in the amount of $212, 813 secured by our Robinson R44 Raven II helicopter. The loan bears interest at the rate of six percent (6%) per year, and requires semi-annual interest payments of $6,385, commencing on March 31, 2012, and continuing every six months thereafter. All principal and interest is due under the loan on August 11, 2016.

As discussed in the notes to our financial statements, we have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the immediate future.   As a result, our auditor’s report on our financial statements for the fiscal year ended August 31, 2011 expressed a substantial doubt as to our ability to continue as a going concern.

Our current financial difficulties stem from three primary sources: (1) the fact that we have only recently commenced operations and therefore have not established a track record of generating positive cash flow and sustaining our operations over time; (2) the fact that, without additional financing, we will operate without significant reserves for unusual or unexpected expenses; and (3) the fact that we currently own only one aircraft and therefore have a narrow revenue base and a limited ability to generate net profits.

Known uncertainties which may result in our cash flows and liquidity increasing or decreasing significantly from the expectations of management include the following:

  The annual volume of visitors to Las Vegas, as well as the amount of funds available to these visitors for leisure activities like helicopter tours, may fluctuate from year-to-year and will depend on the overall strength of the U.S. and world economies and the willingness of consumers to allocate funds for vacation and leisure;
  The cost of aviation fuel may be subject to significant fluctuations based upon seasonal factors as well as global economic and political events. In the event of a significant upward fluctuation in fuel costs, we may experience an increase in per-hour operating costs. Given that consumers of helicopter tour services are likely to be price sensitive, we will likely be unable to fully pass-on a substantial increase in the cost of fuel to end users of our aircraft in the form of increased per-hour rental rates.
  Although we have budgeted for normal maintenance of our aircraft, we face some risk that our helicopter may experience a mechanical failure requiring unusual repair expenses.

Our initial public offering in the amount of $35,000 was recently completed and has been fully subscribed. We do not expect to seek additional financing during the remainder of our current fiscal year. As discussed in the notes to our financial statements, we have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the immediate future.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ian Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2012.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Aircraft, Inc.

Date:	April 24, 2012

/s/ Ian Johnson
By:	Ian Johnson
Title:	President and CEO

