Form 10-Q
period 2012-05-31
GENERAL AIRCRAFT INC.
filed 2012-07-16
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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
___________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,500,000 as of July 10, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows

F-1	Balance Sheets as of May 31 2012 and August 31, 2011 (unaudited)
F-2	Statements of Operations for the three and nine months ended May 31, 2012 and period from August 9, 2011 (Inception) to May 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the nine months ended May 31, 2012 and period from August 9, 2012 (Inception) to May 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	May 31, 2012	August 31, 2011
ASSETS

Current Assets:
Cash	$33,056	$10,000
Accounts receivable	72,468	—
Total current assets	105,524	10,000

Fixed Assets, net of accumulated depreciation of $14,168 and $0, respectively	198,332	212,500

Total assets	$303,856	$222,500

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$130,241	$7,374
Accrued interest	10,328	548
Total current liabilities	140,569	7,922

Long-term debt	212,813	212,813

Stockholders' (deficit) Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 13,500,000 and 10,000,000 shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively	13,500	10,000
Additional paid-in capital	31,500	—
Deficit accumulated during development stage	(94,526)	(8,235)
Total stockholders' (deficit) equity	(49,526)	1,765

Total liabilities and stockholders' equity	$303,856	$222,500

The accompanying notes are an integral part to these condensed financial statements

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three-Months	The Nine-Months	August 9, 2011
	Ended	Ended	(Inception) to
	May 31, 2012	May 31, 2012	May 31, 2012

Revenue	$36,430	$86,146	$86,146

Operating expenses:
Aircraft maintenance and fee	15,847	29,826	33,512
Fuel and oil	9,909	19,947	19,947
Management fees	6,193	15,264	15,264
Professional fees	34,794	83,427	87,115
Depreciation	5,313	14,168	14,168
Administrative fees	—	25	25
Total operating expenses	72,056	162,657	170,031

Net loss from operations	(35,626)	(76,511)	(83,885)

Other income (expense)
Interest expense	(3,232)	(9,780)	(10,641)
Total other income (expense)	(3,232)	(9,780)	(10,641)
Net loss	$(38,858)	$(86,291)	$(94,526)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	12,130,435	10,715,328

The accompanying notes are an integral part to these condensed financial statements

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Nine-Months	August 9, 2011
	Ended	(Inception) to
	May 31, 2012	May 31, 2012
Cash flows from operating activities:
Net (loss)	$(86,291)	$(94,526)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	14,168	14,168
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(72,468)	(72,468)
Increase/(Decrease) in accounts payable and accrued expenses	122,867	130,241
Increase/(Decrease) in accrued interest	9,780	10,328
Net cash provided by operating activities	(11,944)	(12,257)

Cash flows from investing activities:
Purchase of helicopter	—	(212,500)
Net cash (used) in investing activities	—	(212,500)

Cash flows from financing activities:
Proceeds from loan payable	—	212,813
Common stock issued for cash	35,000	45,000
Net cash provided by financing activities	35,000	257,813

Net increase in cash	23,056	33,056
Cash at beginning of period	10,000	—
Cash at end of period	$33,056	$33,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of General Aircraft, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended May 31, 2012 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the nine-months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form S-1/A #3 for the year ended August 31, 2011 filed with the Commission on March 22, 2012.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2012 and August 31, 2011, the Company had no cash equivalents.

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

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2012, there were no potential common shares underlying warrants or options.

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

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $94,526 for the period of August 9, 2011 (inception) to May 31, 2012, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation which is anticipated to occur in the first quarter of our second fiscal year. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years. As of May 31, 2012, and August 31, 2011, the Company recorded depreciation expense of $14,168 and $0, respectively.

Fixed assets consist of the following:

	May 31, 2012	August 31, 2011
Robinson R44 helicopter	$212,500	$212,500
Total fixed assets	212,500	212,500
Less:
Accumulated depreciation	14,168	—
Total fixed assets, net	$198,332	$212,500

NOTE 4 – CURRENT LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2012	August 31, 2011
Accounts payable	$130,241	$7,374
Accrued interest	10,328	548
Total fixed assets, net	$140,569	$7,922

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the terms of the agreement, the Company is required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. In addition, the agreement provides for one ninety-day extension at maturity upon the option of the holder. As of May 31, 2012 and August 31, 2011, the principal balance totaled $212,813 and accrued interest was $10,328 and $548, respectively.

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

The initial end user rental rate is estimated to be $380 per Hobbs hour regular rate and $360 per Hobbs hour block rate. Elite has the authority to adjust the end user rental rate from time to time to allow for fluctuations in operating costs. During the nine months ended May 31, 2012 the Company recognized an average rental rate was $339. All repairs are at the Company’s expense and billed by Elite at a rate congruent with the average local rate. Parts required to be purchased by Elite for repair and maintenance are charged back to the Company. In addition, the Company is responsible for payment of all debt service, applicable property and other taxes, license and registration fees; hangar parking rate of $350 per month; fuel and regular operating oil, calculated using the actual VGT field delivery rate of Elite. Management fees are paid as a percentage of gross revenue based upon the billable Hobbs hours each month as follows: 1) 0 to 10 hours =15% of gross revenue, 2) 11 to 25 hours =17%, and 3) 26 + hours =19%. During the nine-months ended May 31, 2012, the Company recorded revenue of $86,146 as a result of its agreement with Elite. The related costs incurred for the nine-month period totaled $65,037 which is comprised of aircraft fees of $29,826, fuel $19,947 and management fees totaling $15,264.

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

On August 22, 2011, the Company issued 10,000,000 shares of its common stock to its two of its former officers and directors for cash totaling $10,000. (See Note 6)

On April 6, 2012, the Company sold a total of 3,500,000 shares of its common stock at a price of $0.01 per share pursuant to its initial public offering for total proceeds of $35,000.

NOTE 8   SUBSEQUENT EVENTS

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

Expenses and Revenue Model

Our rental rates for helicopter time range from $360 to $380 per hour, with $370 per hour being the approximate average rate. Routine maintenance, fuel, insurance, parking, and other operating needs for the helicopter are provided to us by Elite and are billed to us on a monthly basis. In addition, Elite collects and disburses our gross rental revenues monthly. As discussed below, Elite is compensated under it management agreement based on a percentage of the gross revenues generated each month by our helicopter. Elite’s compensation is on a sliding scale ranging from 15% to 19% of the monthly gross rental revenue.

Based on 500 hours per year of rental time for the helicopter, our current approximate operating expenses per hour of operation are as follows:

Reserve for future overhaul	$100
Maintenance and inspection required every 100 hours	$35
Fuel	$85
Insurance	$36
Parking	$8
GPS update card	$10
Management fees (estimated at 17% of $370 per hour gross rental rate)	$62.90
Total	$336.90

The total cost of the maintenance and inspection required each 100 hours of operation is approximately $2,200. A complete overhaul of our helicopter, which will be required once it has reached 2,200 hours of lifetime operation, will cost approximately $170,000. Our insurance costs are currently $1,417.17 per month. Our parking fees are currently $350 per month. The annual costs for our GPS update card are approximately $430.

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

Results of Operations for the three and nine months ended May 31, 2012 and the period from August 9, 2011 (Date of Inception) until May 31, 2012

During the three months ended May 31, 2012, we generated $36,430 in revenue from the rental of our helicopter. Our operating expenses during the three months ended May 31, 2012 were $72,056 and consisted of professional fees in the amount of $34,794, aircraft maintenance in the amount of $15,847, fuel and oil expense in the amount of $9,909, management fees in the amount of $6,193, and depreciation in the amount of $5,313. In addition, we incurred interest expense in the amount of $3,232 during the three months ended May 31, 2012. Our net loss for the three months ended May 31, 2012 was $38,858.

During the nine months ended May 31, 2012, we generated $86,146 in revenue from the rental of our helicopter. Our operating expenses during the nine months ended May 31, 2012 were $162,657 and consisted of professional fees in the amount of $83,427, aircraft maintenance in the amount of $29,826, fuel and oil expense in the amount of $19,947, management fees in the amount of $15,264, depreciation in the amount of $14,168, and administrative fees of $25. In addition, we incurred interest expense in the amount of $9,780 during the nine months ended May 31, 2012. Our net loss for the nine months ended May 31, 2012 was $86,291.

From the period from inception on August 9, 2011 through May 31, 2012, we have generated total revenue of $86,146, incurred operating expenses of $170,031, and incurred interest expense of $10,641 resulting in a net loss since inception of $94,526.

Liquidity and Capital Resources

As of May 31, 2012, we had total current assets of $105,524 consisting of cash in the amount of $33,056 and accounts receivable of $72,468. We had current liabilities of $140,569 as of May 31, 2012, consisting of accounts payable and accrued expenses of $130,241 and accrued interest on our aircraft loan of $10,328.  Accordingly, we had a working capital deficit of $35,045 as of May 31, 2012.

Our current aircraft loan is purchase money financing in the amount of $212, 812.50 secured by our Robinson R44 Raven II helicopter. The loan bears interest at the rate of six percent (6%) per year, and requires semi-annual interest payments of $6,384.75, commencing on March 31, 2012, and continuing every six months thereafter. All principal and interest is due under the loan on August 11, 2016.

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

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ian Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2012.

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

Item 1A: Risk Factors

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

General Aircraft, Inc.

Date:	July 16, 2012

/s/ Ian Johnson
By:	Ian Johnson
Title:	President and CEO

