Form 10-K
period 2012-08-31
GENERAL AIRCRAFT INC.
filed 2012-12-14
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-178082

GENERAL AIRCRAFT, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2952962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5389 Golden Barrel Ave. Las Vegas, NV	89141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (951) 674-1554

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,500,000 shares as of December 12, 2012.

1

PART I

Item 1. Business

We were incorporated as General Aircraft, Inc. on August 9, 2011 in the State of Nevada for the purpose of owning and operating helicopters for use in sightseeing tours and as pilot training aircraft. We have procured our first helicopter and have placed it into service in the Las Vegas, Nevada area. We purchased our first helicopter, a Robinson R44 Raven II, in August of 2011 at a cost of $212,500. The helicopter seats three passengers in addition to the pilot. Our purchase was financed in full by a secured, purchase-money loan. The helicopter is hangered at North Las Vegas Airport, an executive and general aviation airport in North Las Vegas, Nevada. Through the end of the fiscal year ended August 31, 2012, we rented the helicopter on an hourly basis to tour operators for use in sightseeing tours of the Las Vegas strip, as well as for helicopter pilot training flights, through our related-party manager, Elite Aviation VGT, LLC (“Elite”). Under our former arrangement with Elite, we rented the helicopter for varying retail rates of between $360 to $380 per hour. Elite provided routine maintenance, fuel, insurance, parking, and other operating needs for the helicopter billed us for these services on a monthly basis. In addition, Elite collected and disbursed our gross rental revenues monthly.

On November 1, 2012, we terminated our former agreement with Elite and entered into a simplified arrangement with provides for the direct rental of our helicopter by Elite. Under our Helicopter Lease Agreement dated November 1, 2012, Elite now rents our helicopter directly at a rate of $185 per Hobbs hour. Elite is responsible for all maintenance and repairs, hangar parking fees, insurance fees, as well as fuel and oil costs in relation to the helicopter for the duration of the lease, which is the sooner of December 31, 2014 or the date upon which the helicopter reaches a Hobbs register reading of 2,200 hours. We remain responsible for debt service, taxes, and license and registration fees for our helicopter.

Item 2. Properties

We do not currently own or lease any real property.

 Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “GAIF” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

A trading market for our securities did not begin to develop until after the fiscal year ended August 31, 2012.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2012
Quarter Ended	High $	Low $
August 31, 2012	N/A	N/A
May 31, 2012	N/A	N/A
February 29, 2012	N/A	N/A
November 30, 2011	N/A	N/A

Fiscal Year Ending August 31, 2011
Quarter Ended	High $	Low $
August 31, 2011	N/A	N/A
May 31, 2011	N/A	N/A
February 29, 2011	N/A	N/A
November 30, 2010	N/A	N/A

As of November 26, 2012, the last trading price of our common stock was $0.15 per share.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 27, 2012, we had 13,500,000 shares of our common stock issued and outstanding, held by thirty-one (31) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Year Ended August 31, 2012 and the Period From Inception (August 9, 2011) to August 31, 2012

During the fiscal year ended August 31, 2012, we generated $112,786 in revenue from the rental of our helicopter. Our operating expenses for the fiscal year ended August 31, 2012 were $229,447 and consisted of professional fees in the amount of $126,692, aircraft maintenance in the amount of $36,186, fuel and oil expense in the amount of $27,270, management fees in the amount of $19,793, depreciation in the amount of $19,481, and administrative fees of $25. In addition, we incurred interest expense in the amount of $13,012 during the fiscal year ended August 31, 2012. Our net loss for the fiscal year ended August 31, 2012 was $129,673.

During the period from our inception on August 9, 2011 through August 31, 2012, we generated $112,786 in revenue from the rental of our helicopter. Our operating expenses for the period from our inception on August 9, 2011 through August 31, 2012 were $236,821 and consisted of professional fees in the amount of $130,380, aircraft maintenance in the amount of $39,872, fuel and oil expense in the amount of $27,270, management fees in the amount of $19,793, depreciation in the amount of $19,481, and administrative fees of $25. In addition, we incurred interest expense in the amount of $13,873 during the period from our inception on August 9, 2011 through August 31, 2012. Our net loss for the period from our inception on August 9, 2011 through August 31, 2012 was $137,908.

Liquidity and Capital Resources

As of August 31, 2012, we had total current assets of $131,113, consisting entirely of cash in the amount of $32,005 and accounts receivable in the amount of 99,108. The accounts receivable are due primarily from Elite. Our total current liabilities as of August 31, 2012 were $204,227, and consisted of accounts payable and accrued expenses of $190,667 and accrued interest of $13,560. Our working capital deficit as of August 31, 2012 was therefore $72,114.

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

As discussed in the notes to our financial statements, we have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the immediate future.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  We may be required to seek additional financing in order to sustain our operations throughout the current fiscal year. We can provide no assurance that such financing will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

As of August 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $137,908 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, management does not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

 Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of August 31, 2012 and 2011;
F-3	Statements of Operations for the year ended August 31, 2012, and for the period from Inception (August 9, 2011) through August 31, 2011 and 2012;
F-4	Statement of Stockholders’ Equity (Deficit) from Inception (August 9, 2011) to August 31, 2012;
F-5	Statements of Cash Flows for the year ended August 31, 2012, and for the period from Inception (August 9, 2011) through August 31, 2011 and 2012;
F-6	Notes to Financial Statements
8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

General Aircraft Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of General Aircraft Inc. ("the Company") as of August 31, 2012 and 2011 and the related statements of operation, changes in stockholders’ equity and cash flows for the year ended August 31, 2012 and for the periods of August 9, 2011 (Inception) to August 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and 2011, and the results of its operations, shareholders’ equity, and cash flows for the year ended August 31, 2012 and from August 9, 2011 (Inception) to August 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City, Missouri

December 14, 2012

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	August 31, 2012	August 31, 2011
ASSETS
Current Assets:
Cash	$32,005	$10,000
Accounts receivable	99,108	—
Total current assets	131,113	10,000

Fixed Assets, net of accumulated depreciation of $19,481 and $0, respectively	193,019	212,500

Total assets	$324,132	$222,500

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$190,667	$7,374
Accrued interest	13,560	548
Total current liabilities	204,227	7,922

Long-term debt	212,813	212,813

Total liabilities	417,040	220,735

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at August 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 13,500,000 and 10,000,000 shares issued and outstanding at August 31, 2012 and 2011, respectively	13,500	10,000
Additional paid-in capital	31,500	—
Deficit accumulated during development stage	(137,908)	(8,235)
Total stockholders' (deficit) equity	(92,908)	1,765

Total liabilities and stockholders' (deficit) equity	$324,132	$222,500

The accompanying notes are an integral part to these condensed financial statements.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	The Year	August 9, 2011	August 9, 2011
	Ended	(Inception) to	(Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012

Revenue	$112,786	$—	$112,786

Operating expenses:
Aircraft maintenance and fee	36,186	3,687	39,872
Fuel and oil	27,270	—	27,270
Management fees	19,793	—	19,793
Professional fees	126,692	3,688	130,380
Depreciation	19,481	—	19,481
Administrative fees	25	—	25
Total operating expenses	229,447	7,375	236,821

Net loss from operations	(116,661)	(7,375)	(124,035)

Other income (expense)
Interest expense	(13,012)	(861)	(13,873)
Total other income (expense)	(13,012)	(861)	(13,873)
Net loss	$(129,673)	$(8,235)	$(137,908)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average shares outstanding	11,415,301	4,090,909

The accompanying notes are an integral part to these condensed financial statements.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						(Deficit)
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance:
August 9, 2011 (inception)	—	$—	—	$—	$—	$—	$—

Shares issued for cash - Related party	—	—	10,000,000	10,000	—	—	10,000

Net (loss)	—	—	—	—	—	(8,235)	(8,235)
Balance: August 31, 2011	—	—	10,000,000	10,000	—	(8,235)	1,765

Shares issued for cash - $0.01 per share	—	—	3,500,000	3,500	31,500	—	35,000
Net (loss)	—	—	—	—	—	(129,673)	(129,673)

Balance: August 31, 2012	—	$—	13,500,000	$13,500	$31,500	$(137,908)	$(92,908)

The accompanying notes are an integral part to these condensed financial statements.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	The Year	August 9, 2011	August 9, 2011
	Ended	(Inception) to	(Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012
Cash flows from operating activities:
Net (loss)	$(129,673)	$(8,235)	$(137,908)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	19,481	—	19,481
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(99,108)	—	(99,108)
Increase/(Decrease) in accounts payable	183,293	7,923	190,667
Increase/(Decrease) in accrued interest	13,012	—	13,560
Net cash provided by operating activities	(12,995)	(313)	(13,308)

Cash flows from investing activities:
Purchase of helicopter	—	(212,500)	(212,500)
Net cash (used) in investing activities	—	(212,500)	(212,500)

Cash flows from financing activities:
Proceeds from loan payable	—	212,813	212,813
Common stock issued for cash	35,000	10,000	45,000
Net cash provided by financing activities	35,000	222,313	257,813

Net increase in cash	22,005	10,000	32,005
Cash at beginning of period	10,000	—	—
Cash at end of period	$32,005	$10,000	$32,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part to these condensed financial statements.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and include the have been consistently applied in the preparation of the financial statements on a going concern basis, which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

The Company has adopted an August 31 year end.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2012 and 2011, the Company had no cash equivalents.

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

NOTES TO THE FINANCIAL STATEMENTS

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

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2012, there were no potential common shares underlying warrants or options.

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

(K) Recent Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $137,908 for the period of August 9, 2011 (inception) to August 31, 2012, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation which is anticipated to occur in the first quarter of our second fiscal year. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years. As of August 31, 2012, and August 31, 2011, the Company recorded depreciation expense of $19,481 and $0, respectively.

Fixed assets consist of the following:

	August 31, 2012	August 31, 2011
Robinson R44 helicopter	$212,500	$212,500
Total fixed assets	212,500	212,500
Less:
Accumulated depreciation	19,481	—
Total fixed assets, net	$193,019	$212,500

NOTE 4 - CURRENT LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2012	August 31, 2011
Accounts payable	$190,667	$7,374
Accrued interest	13,560	548
Total fixed assets, net	$204,227	$7,922

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the terms of the agreement, the Company is required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. In addition, the agreement provides for one ninety-day extension at maturity upon the option of the holder. As of August 31, 2012 and August 31, 2011, the principal balance totaled $212,813 and accrued interest was $13,560 and $548, respectively.

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

The initial end user rental rate is estimated to be $380 per Hobbs hour regular rate and $360 per Hobbs hour block rate. Elite has the authority to adjust the end user rental rate from time to time to allow for fluctuations in operating costs. During the year ended August 31, 2012 the Company recognized an average rental rate was $341. All repairs are at the Company’s expense and billed by Elite at a rate congruent with the average local rate. Parts required to be purchased by Elite for repair and maintenance are charged back to the Company. In addition, the Company is responsible for payment of all debt service, applicable property and other taxes, license and registration fees; hangar parking rate of $350 per month; fuel and regular operating oil, calculated using the actual VGT field delivery rate of Elite. Management fees are paid as a percentage of gross revenue based upon the billable Hobbs hours each month as follows: 1) 0 to 10 hours =15% of gross revenue, 2) 11 to 25 hours =17%, and 3) 26 + hours =19%. During the year ended August 31, 2012, the Company recorded revenue of $112,786 as a result of its agreement with Elite. The related costs incurred for the year totaled $83,249 which is comprised of aircraft fees of $36,186, fuel $27,270 and management fees totaling $19,793.

GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY

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

NOTE 8 - SUBSEQUENT EVENTS

On November 1, 2012, the Company terminated the Aircraft Use/Management Agreement with Elite Aviation VGT, LLC (“Elite”) and replaced it with a Helicopter Lease Agreement with the same company. The lease agreement provides for income at a rate of $185 per Hobbs hour, and stipulates that the lessee will be responsible for all maintenance and repairs, hangar parking fees, insurance fees, as well as fuel and oil costs in relation to the helicopter for the duration of the lease, which is the sooner of December 31, 2014 or the date upon which the helicopter reaches a Hobbs register reading of 2,200 hours.

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director is as follows:

Name	Age	Position(s) and Office(s) Held
Ian Johnson	32	President, Chief Executive Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Ian Johnson was appointed as our President, CEO, CFO, and sole Director on October 26, 2011.  In addition to his duties at the company, Mr. Johnson currently serves as an aircraft mechanic at Elite Aviation VGT, LLC, a position he has held since 2007. Prior to his position at Elite, Mr. Johnson worked with Costco from 1998 through 2006, where he last served as a manager before leaving the company. Mr. Johnson is an FAA certified Airframe and Power plant Mechanic (“AMP”).  There are no other items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of August 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

 Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with its executive officer and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officer. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian Johnson, President, CEO, CFO, and director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jason Duncan, former officer	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Shawn Mullin, former officer	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We do not currently pay our former sole officer, Ian Johnson, any compensation for his services as an officer.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Ian Johnson	0	0	0	0	0	0	0	0	0

Director Compensation

The table below summarizes all compensation of our directors for the year ended August 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian Johnson	0	0	0	0	0	0	0
Jason Duncan, former director	0	0	0	0	0	0	0
13

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 12, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class
Common	Ian Johnson 5389 Golden Barrel Ave. Las Vegas, NV 89141	10,000,000	74.07%
Common	Total all executive officers and directors	10,000,000	74.07%

Common	Other 5% Shareholders
	None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as stated herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1. Ian Johnson, our sole officer and director and controlling shareholder, currently serves as an aircraft mechanic at Elite Aviation VGT, LLC (“Elite”). The principals of Elite, Jason Duncan and Shawn Mullin, were formerly our officers and controlling shareholders. On October 26, 2011, these individuals resigned all positions with the company and sold their shares to Mr. Johnson.  Our relationship with Elite is governed by a Helicopter Lease Agreement dated November 1, 2012. Under the Agreement, Elite rents our helicopter at a rate of $185 per Hobbs hour. Elite is responsible for all maintenance and repairs, hangar parking fees, insurance fees, as well as fuel and oil costs in relation to the helicopter for the duration of the lease, which is the sooner of December 31, 2014 or the date upon which the helicopter reaches a Hobbs register reading of 2200 hours. We are responsible for debt service, taxes, and license and registration fees for our helicopter.

2. On August 22, 2011, Jason S. Duncan and Shawn E. Mullin each purchased 5,000,000 of our common stock (10,000,000 shares total) at a purchase price of $0.001 per shares ($10,000 total). At that time, Mr. Duncan was our president, CEO, CFO, treasurer, and sole director. Mr. Mullin was our secretary and COO at that time. On October 26, 2011, Mr. Duncan and Mr. Mullin transferred these shares to our sole officer and director, Ian Johnson, for a total purchase price of $10,000.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$8,000	$7,500	$0	$0
2011	$6,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Promissory Note and Security Agreement(1)
10.2	Helicopter Lease Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed November 21, 2011.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL AIRCRAFT, INC.

By:	/s/ Ian Johnson
Ian Johnson
Title:	Chief Executive Officer, Chief Financial Officer, President and sole Director
Date:	December 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ian Johnson
Ian Johnson
Title:	Chief Executive Officer, Chief Financial Officer, President and sole Director
Date:	December 14, 2012

