Form 10-Q
period 2012-11-30
GENERAL AIRCRAFT INC.
filed 2013-01-22
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,500,000 as of January 16, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows

F-1	Balance Sheets as of November 30, 2012 and August 31, 2012 (unaudited)
F-2	Statements of Operations for the three months ended November 30, 2012 and period from August 9, 2011 (Inception) to November 30, 2012 (unaudited)
F-3	Statements of Cash Flows for the three months ended November 30, 2012 and period from August 9, 2012 (Inception) to November 30, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

GENERAL AIRCRAFT, INC.

CONDENSED BALANCE SHEETS

	November 30, 2012	August 31, 2012
ASSETS		(audited)
Current Assets:
Cash	$32,005	$32,005
Accounts receivable	132,072	99,108
Total current assets	164,077	131,113

Fixed Assets, net of accumulated depreciation of $24,794 and $19,481, respectively	187,706	193,019

Total assets	$351,783	$324,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$229,600	$190,667
Accrued interest	16,757	13,560
Total current liabilities	246,357	204,227

Long-term debt	212,813	212,813

Total liabilities	459,170	417,040

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at November 30, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 13,500,000 and 13,500,000 shares issued and outstanding at November 30 and August 31, 2012, respectively	13,500	13,500
Additional paid-in capital	31,500	31,500
Deficit accumulated during development stage	(152,387)	(137,908)
Total stockholders' (deficit)	(107,387)	(92,908)

Total liabilities and stockholders' (deficit)	$351,783	$324,132

The accompanying notes are an integral part to these condensed financial statements.

GENERAL AIRCRAFT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	The Three Months Ended
	November 30,
	2012	2011

Revenue	$32,964	$13,749

Operating expenses:
Aircraft maintenance and fee	12,000	3,534
Fuel and oil	11,936	1,416
Management fees	7,752	2,325
Professional fees	7,245	17,724
Depreciation	5,313	3,542
Administrative fees	—	25
Total operating expenses	44,246	28,566

Net loss from operations	(11,282)	(14,817)

Other income (expense)
Interest expense	(3,197)	(3,352)
Total other income (expense)	(3,197)	(3,352)
Net loss	$(14,479)	$(18,169)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average shares outstanding	13,500,000	10,000,000

The accompanying notes are an integral part to these condensed financial statements.

 GENERAL AIRCRAFT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Three Months Ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(14,479)	$(18,169)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	5,313	3,542
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(32,964)	(7,688)
Increase/(Decrease) in accounts payable	38,933	17,138
Increase/(Decrease) in accrued interest	3,197	3,352
Net cash provided by operating activities	—	(1,825)

Net increase in cash	—	(1,825)
Cash at beginning of period	32,005	10,000
Cash at end of period	$32,005	$8,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements.

GENERAL AIRCRAFT, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of General Aircraft, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended November 30, 2012 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three-months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form S-1/A for the year ended August 31, 2012 filed with the Commission on December 14, 2012.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At November 30, 2012 and August 31, 2012, the Company had no cash equivalents.

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

(H) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2012, there were no potential common shares underlying warrants or options.

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

 GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $152,387 for the period of August 9, 2011 (inception) to November 30, 2012, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation which is anticipated to occur in the first quarter of our second fiscal year. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years. As of November 30, 2012, and August 31, 2012, the Company recorded depreciation expense of $5,313 and $19,481, respectively.

Fixed assets consist of the following:

	November 30, 2012	August 31, 2012
Robinson R44 helicopter	$212,500	$212,500
Total fixed assets	212,500	212,500
Less:
Accumulated depreciation	24,794	19,481
Total fixed assets, net	$187,706	$193,019

NOTE 4 – CURRENT LIABILITIES

Accrued current liabilities consist of the following:

	November 30, 2012	August 31, 2012
Accounts payable	$229,600	$190,667
Accrued interest	16,757	13,560
Total accrued current liabilities, net	$246,357	$204,227

 GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the terms of the agreement, the Company is required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. In addition, the agreement provides for one ninety-day extension at maturity upon the option of the holder. As of November 30, 2012 and August 31, 2012, the principal balance totaled $212,813 and accrued interest was $16,757 and $13,560, respectively.  Interest expense totaled $3,197 and $3,352, for the three month periods ending November 30, 2012 and 2011, respectively.

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

Elite has the authority to adjust the end user rental rate from time to time to allow for fluctuations in operating costs. During the three months ended November 30, 2012 the Company recognized an average rental rate was $122. All repairs are at the Company’s expense and billed by Elite at a rate congruent with the average local rate. Parts required to be purchased by Elite for repair and maintenance are charged back to the Company. In addition, the Company is responsible for payment of all debt service, applicable property and other taxes, license and registration fees; hangar parking rate of $350 per month; fuel and regular operating oil, calculated using the actual VGT field delivery rate of Elite. Management fees are paid as a percentage of gross revenue based upon the billable Hobbs hours each month as follows: 1) 0 to 10 hours =15% of gross revenue, 2) 11 to 25 hours =17%, and 3) 26 + hours =19%. During the three months ended November 30, 2012, the Company recorded revenue of $32,964 as a result of its agreement with Elite. The related costs incurred for the three months totaled $26,047 which is comprised of aircraft fees of $6,359, fuel $11,936 and management fees totaling $7,752.

 GENERAL AIRCRAFT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

Results of Operations for the three months ended November 30, 2012 and 2011, and the period from August 9, 2011 (Date of Inception) through November 30, 2012

During the three months ended November 30, 2012, we generated $32,964 in revenue from the rental of our helicopter. Our operating expenses during the three months ended November 30, 2012 were $44,246 and consisted of professional fees in the amount of $7,245, aircraft maintenance and fees in the amount of $12,000, fuel and oil expense in the amount of $11,936, management fees in the amount of $7,752, and depreciation in the amount of $5,313. In addition, we incurred interest expense in the amount of $3,197 during the three months ended November 30, 2012. Our net loss for the three months ended November 30, 2012 was $14,479.

By comparison, during the three months ended November 30, 2011, we generated $13,749 in revenue from the rental of our helicopter. Our operating expenses during the three months ended November 30, 2011 were $28,566 and consisted of professional fees in the amount of $17,724, aircraft maintenance and fees in the amount of $3,534, fuel and oil expense in the amount of $1,416, management fees in the amount of $2,325, depreciation in the amount of $3,524, and administrative fees of $25. In addition, we incurred interest expense in the amount of $3,352 during the three months ended November 30, 2011. Our net loss for the three months ended November 30, 2011 was $18,169.

From the period from inception on August 9, 2011 through November 30, 2012, we have generated total revenue of $145,750, incurred operating expenses of $281,067, and incurred interest expense of $17,070 resulting in a net loss since inception of $152,387.

Liquidity and Capital Resources

As of November 30, 2012, we had total current assets of $164,077 consisting of cash in the amount of $32,005 and accounts receivable of $132,072. We had current liabilities of $246,357 as of November 30, 2012, consisting of accounts payable and accrued expenses of $229,600 and accrued interest on our aircraft loan of $16,757.  Accordingly, we had a working capital deficit of $82,280 as of November 30, 2012.

Our current aircraft loan is purchase money financing in the amount of $212,813 secured by our Robinson R44 Raven II helicopter. The loan bears interest at the rate of six percent (6%) per year, and requires semi-annual interest payments of $6,384.75, commencing on March 31, 2012, and continuing every six months thereafter. All principal and interest is due under the loan on August 11, 2016.

As discussed in the notes to our financial statements, we have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the immediate future.   As a result, our auditor has expressed a substantial doubt as to our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ian Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 16, 2013, our board of directors dismissed Weaver Martin & Samyn, LLC as our independent registered public accounting firm. On the same date, January 16, 2013, the accounting firm of L.L. Bradford was engaged as our new independent registered public accounting firm. Our board of directors and our audit committee approved of the dismissal of Weaver Martin & Samyn, LLC and the engagement of L.L. Bradford as our independent auditor. None of the reports of Weaver Martin & Samyn, LLC on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in our Form 10-K for the fiscal year ended August 31, 2012 included a going concern qualification.

During our two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Weaver Martin & Samyn, LLC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Weaver Martin & Samyn, LLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

We have requested that Weaver Martin & Samyn, LLC furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter is attached as an exhibit to this Form 10-Q.

On January 16, 2013, we engaged L.L. Bradford as our independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted L.L. Bradford regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
16.1	Letter from Weaver Martin & Samyn, LLC, dated January 18, 2013 to the Securities and Exchange Commission regarding statements included in Item 5 of this Form 10-Q
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Aircraft, Inc.

Date:	January 22, 2013

/s/ Ian Johnson
By:	Ian Johnson
Title:	President, CEO, and CFO

