Form 10-Q
period 2013-02-28
General Sales & Leasing, Inc.
filed 2013-04-22
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-178082

General Sales and Leasing, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2952962
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16445 North 91st St., Suite 103, Scottsdale, Arizona 85260
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,000,000 as of April 18, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows

F-1	Balance Sheet as of February 28, 2013 (unaudited) and August 31, 2012
F-2	Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012, and period from August 9, 2011 (Inception) to February 28, 2013 (unaudited)
F-3	Statements of Cash Flows for the six months ended February 28, 2013, and February 29, 2012, and period from August 9, 2012 (Inception) to February 28, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	February 28, 2013	August 31, 2012
ASSETS	(Unaudited)	(audited)
Current Assets:
Cash	$44,977	$32,005
Accounts receivable	43,368	99,108
Total current assets	88,345	131,113

Fixed Assets, net of accumulated depreciation of $30,107 and $19,481, respectively	182,393	193,019

Total assets	$270,738	$324,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$130,311	$190,667
Accrued interest	19,919	13,560
Total current liabilities	150,230	204,227

Long-term debt	212,813	212,813

Total liabilities	363,043	417,040

Stockholders' (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at February 28, 2013 and August 31, 2012, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, 135,000,000 shares issued and outstanding at February 28, 2013 and August 31, 2012	135,000	135,000
Additional paid-in capital	0	0
Deficit accumulated during development stage	(227,305)	(227,908)
Total stockholders' (deficit)	(92,305)	(92,908)

Total liabilities and stockholders' (deficit)	$270,738	$324,132

The accompanying notes are an integral part to these condensed financial statements.

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Six-Months Ended		August 9, 2011
	February 28,	February 29,	February 28,	February 29,	(Inception) to
	2013	2012	2013	2012	February 28, 2013

Revenue	$32,560	$35,967	$65,524	$49,716	$178,310

Operating expenses:
Aircraft maintenance and fee	(2,120)	10,445	9,880	13,979	49,752
Fuel and oil	(3,502)	8,621	8,435	10,038	35,705
Management fees	(2,899)	6,746	4,853	9,071	24,646
Professional fees	17,523	30,909	24,768	48,633	155,148
Depreciation	5,313	5,313	10,626	8,855	30,107
Administrative fees	—	—	—	25	25
Total operating expenses	14,315	62,034	58,562	90,601	295,383

Net income (loss) from operations	18,245	(26,067)	6,962	(40,885)	(117,073)

Other income (expense)
Interest expense	(3,162)	(3,197)	(6,359)	(6,548)	(20,232)
Total other income (expense)	(3,162)	(3,197)	(6,359)	(6,548)	(20,232)
Net income (loss)	$15,083	$(29,264)	$603	$(47,433)	$(137,305)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	135,000,000	100,000,000	135,000,000	100,000,000

The accompanying notes are an integral part to these condensed financial statements.

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-Months Ended		August 9, 2011 (Inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
Cash flows from operating activities:
Net Income (loss)	$603	$(47,433)	$(137,305)
Adjustments to reconcile net loss
To net cash used in operations
Depreciation	10,626	8,855	30,107
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	55,740	(36,039)	(43,368)
Increase/(Decrease) in accounts payable	(60,356)	69,424	130,311
Increase/(Decrease) in accrued interest	6,359	6,548	19,919
Net cash provided by operating activities	12,972	1,355	(336)

Cash flows from investing activities:
Purchase of helicopter	—	—	(212,500)
Net cash (used) in investing activities	—	—	(212,500)

Cash flows from financing activities:
Proceeds from loan payable	—	—	212,813
Common stock issued for cash	—	—	45,000
Net cash provided by financing activities	—	—	257,813

Net increase in cash	12,972	1,355	44,977
Cash at beginning of period	32,005	10,000	—
Cash at end of period	$44,977	$11,355	$44,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part to these condensed financial statements.

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Business

General Sales and Leasing, Inc. (formerly known as General Aircraft, Inc.) (the “Company”) was incorporated in Nevada on August 9, 2011 and is engaged in the periodic rental of small aircrafts for personal and business use, in the Southern Nevada market. The Company is not limited to this activity and may, by executive decision, expand or alter its business activity at some future point.

For a nominal fee, the Company has acquired a wholly owned subsidiary named Shift It Media Company (a Nevada corporation) as of February 12, 2013. Shift It Media Company had no assets or liabilities as of the purchase date and has had no subsequent activity through the date of these financial statements.

As of February 13, 2013 the board of directors has consented and the State of Nevada has certified an amendment to the articles of incorporation to enable the company to change its name to General Sales and Leasing, Inc. The ticker symbol for General Sales and Leasing, Inc. will remain GAIF.

Effective February 25, 2013, the board of directors approved a forward split whereby each holder of record will receive ten shares for every one share held no later than February 28, 2013.

(B) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of General Sales and Leasing, Inc. (formerly known as General Aircraft, Inc.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended February 28, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the six-months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form10-K for the year ended August 31, 2012 filed with the Commission on December 14, 2012.

The Company has adopted an August 31 year end.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 28, 2013 and August 31, 2012, the Company had no cash equivalents.

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

(E) Overhaul Costs

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

(F) Property and Equipment

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

(G) Long-Lived Assets

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

(H) Financial Instruments

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

(I) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2013, there were no potential common shares underlying warrants or options.

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

(J) Revenue Recognition

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

(K) Income Taxes

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

(L) Recent Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $227,305 for the period of August 9, 2011 (inception) to February 28, 2013, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation which is anticipated to occur in the first quarter of our second fiscal year. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years. As of February 28, 2013, and August 31, 2012, the Company recorded depreciation expense of $30,107 and $19,481, respectively.

Fixed assets consist of the following:

	February 28, 2013	August 31, 2012
Robinson R44 helicopter	$212,500	$212,500
Total fixed assets	212,500	212,500
Less:
Accumulated depreciation	30,107	19,481
Total fixed assets, net	$182,393	$193,019

NOTE 4 – CURRENT LIABILITIES

Accrued liabilities consist of the following:

	February 28, 2013	August 31, 2012
Accounts payable	$130,311	$190,667
Accrued interest	19,919	13,560
Total accrued liabilities, net	$150,230	$204,227

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the terms of the agreement, the Company is required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. In addition, the agreement provides for one ninety-day extension at maturity upon the option of the holder. As of February 28, 2013 and August 31, 2012, the principal balance totaled $212,813 and accrued interest was $19,919 and $13,560, respectively.

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

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

During the first quarter of fiscal year 2013, Elite had the authority to adjust the end user rental rate from time to time to allow for fluctuations in operating costs. During the six months ended February, 28, 2013 the Company recognized an average rental rate was $203.55. Prior to November 1, 2012, all repairs were at the Company’s expense and billed by Elite at a rate congruent with the average local rate, subsequent to November 1, 2012 the lessee paid for these expenses. Also prior to November 1, 2012, parts required to be purchased by Elite for repair and maintenance were charged back to the Company and subsequent to November 1, 2012 the lessee is responsible for these types of charges. In addition, the Company was responsible for payment of all debt service, applicable property and other taxes, license and registration fees; hangar parking rate of $350 per month; fuel and regular operating oil, calculated using the actual VGT field delivery rate of Elite prior to November 1, 2012. Also prior to November 1, 2012, management fees were paid as a percentage of gross revenue based upon the billable Hobbs hours each month as follows: 1) 0 to 10 hours =15% of gross revenue, 2) 11 to 25 hours =17%, and 3) 26 + hours =19%. During the six months ended February 28, 2013, the Company recorded revenue of $65,524 as a result of its agreement with Elite. The related costs incurred for the six months totaled $23,168 which is comprised of aircraft fees of $9,880, fuel $8,435 and management fees totaling $4,853.

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 STOCKHOLDERS’ EQUITY

Effective February 25, 2013, the Company effectuated a ten –for – one forward stock split, whereby increasing the authorized capital to 300,000,000 $0.001 par value common stock and 10,000,000 $0.001 par value preferred stock. Preferred Stock may be issued in one or more series, with all rights and preferences being determined by the board of directors. All transactions have been retroactively re-stated to reflect the forward split.

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

On August 22, 2011, the Company issued 100,000,000 shares of its common stock to its two of its former officers and directors for cash totaling $10,000. (See Note 6)

On April 6, 2012, the Company sold a total of 35,000,000 shares of its common stock at a price of $0.01 per share pursuant to its initial public offering for total proceeds of $35,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were incorporated as General Aircraft, Inc. on August 9, 2011 in the State of Nevada for the purpose of owning and operating helicopters for use in sightseeing tours and as pilot training aircraft. We currently own one helicopter, a Robinson R44 Raven II, which is in service as a rental aircraft in the Las Vegas, Nevada area. The helicopter is currently hangered at North Las Vegas Airport, an executive and general aviation airport in North Las Vegas, Nevada. Under a Helicopter Lease Agreement with Elite Aviation VGT, LLC (“Elite”), Elite rents our helicopter at a rate of $185 per Hobbs hour. Elite is responsible for all maintenance and repairs, hangar parking fees, insurance fees, as well as fuel and oil costs in relation to the helicopter for the duration of the lease, which is the sooner of December 31, 2014 or the date upon which the helicopter reaches a Hobbs register reading of 2,200 hours. We remain responsible for debt service, taxes, and license and registration fees for our helicopter. Currently, the helicopter has approximately 20 Hobbs hours remaining before reaching the 2,200 hour threshold. Upon reaching a Hobbs register reading of 2,200 hours, the helicopter will need to be completely rebuilt under applicable FAA regulations.

On February 11, 2013, we appointed a new sole officer and director, Ari L. Nagler, and moved our executive offices to Scottsdale, Arizona. Under Mr. Nagler’s leadership, we are in the process of developing an online advertising business through our newly-formed subsidiary, Shift It Media Co. On February 25, 2013, we changed our corporate name to “General Sales and Leasing, Inc.” in order to reflect the addition of this new line of business. Our new online advertising business began to generate revenues subsequent to the end of our February 28, 2013 fiscal quarter.

In light of the expenses which must be incurred in order to rebuild our helicopter, and in light of our shift in business focus, management is currently evaluating whether to continue in the aircraft ownership and rental business.

Results of Operations for the three months ended February 28, 2013, and February 29, 2012, and the period from August 9, 2011 (Date of Inception) through February 28, 2013

During the three months ended February 28, 2013, we generated $32,560 in revenue from the rental of our helicopter. Our net operating expenses during the three months ended February 28, 2013 were $14,315 and consisted of professional fees in the amount of $17,523, depreciation in the amount of $5,313, a refund of aircraft maintenance and fees in the amount of $2,120, a refund of fuel and oil expense in the amount of $3,502, and a refund of management fees in the amount of $2,899. In addition, we incurred interest expense in the amount of $3,162 during the three months ended February 28, 2013. Our net income for the three months ended February 28, 2013 was $15,083. By comparison, for the three months ended February 29, 2012 we incurred a net loss of $29,264.

During the six months ended February 28, 2013, we generated $65,524 in revenue from the rental of our helicopter. Our net operating expenses during the six months ended February 28, 2013 were $58,562 and consisted of professional fees in the amount of $24,768, depreciation in the amount of $10,626, aircraft maintenance and fees in the amount of $9,880, fuel and oil expense in the amount of $8,435, and management fees in the amount of $4,853. In addition, we incurred interest expense in the amount of $6,359 during the six months ended February 28, 2013. Our net income for the six months ended February 28, 2013 was $603. By comparison, for the six months ended February 29, 2012 we incurred a net loss of $47,433.

From the period from inception on August 9, 2011 through February 28, 2013, we have generated total revenue of $178,310, incurred operating expenses of $295,383, and incurred interest expense of $20,232, resulting in a net loss since inception of $137,305.

4

Liquidity and Capital Resources

As of February 28, 2013, we had total current assets of $88,345 consisting of cash in the amount of $44,977 and accounts receivable of $43,368. We had current liabilities of $150,230 as of February 28, 2013, consisting of accounts payable and accrued expenses of $130,311 and accrued interest on our aircraft loan of $19,919. Accordingly, we had a working capital deficit of $61,285 as of February 28, 2013.

Our current aircraft loan is purchase money financing in the principal amount of $212, $212,813 secured by our Robinson R44 Raven II helicopter. The loan bears interest at the rate of six percent (6%) per year, and requires semi-annual interest payments of $6,385, commencing on March 31, 2012, and continuing every six months thereafter. All principal and interest is due under the loan on August 11, 2016.

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

Off Balance Sheet Arrangements

As of February 28, 2013, there were no off balance sheet arrangements.

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

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ari Nagler. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2013.

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

6

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

None.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Sales and Leasing, Inc.

Date:	April 22, 2013

/s/ Ari L. Nagler
By:	Ari L. Nagler
Title:	President, CEO, and CFO

8