Form 10-Q
period 2013-05-31
General Sales & Leasing, Inc.
filed 2013-07-17
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,000,000 as of July 12, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows

F-1	Condensed Consolidated Balance Sheets as of May 31, 2013 and August 31, 2012 (unaudited)
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2013 and 2012, and the period from August 9, 2011 (Inception) to May 31, 2013 (unaudited)
F-3	Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2013 and 2012, and the period from August 9, 2012 (Inception) to May 31, 2013 (unaudited)
F-4	Condensed Consolidated Notes to Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

GENERAL SALES AND LEASING, INC.

(Formerly Known As General Aircraft, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2013	August 31, 2012
ASSETS	(unaudited)
Current Assets:
Cash	$62,183	$32,005
Prepaid expenses	9,070	—
Accounts receivable	29,098	99,108
Total current assets	100,351	131,113

Fixed Assets, net of accumulated
depreciation of $35,420 and $19,481, respectively	177,080	193,019

Total assets	$277,431	$324,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$147,456	$190,667
Accrued interest	23,151	13,560
Total current liabilities	170,607	204,227

Long-term debt	212,813	212,813

Total liabilities	383,420	417,040

Stockholders' (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding at
May 31, 2013 and August 31, 2012, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares
authorized, 135,000,000 shares issued and
outstanding at May 31, 2013 and August 31, 2012, respectively	135,000	135,000
Additional paid-in capital	—	—
Deficit accumulated during development stage	(240,989)	(227,908)
Total stockholders' (deficit)	(105,989)	(92,908)

Total liabilities and stockholders' (deficit)	$277,431	$324,132

The accompanying notes are an integral part to these condensed consolidated financial statements

ENERAL SALES AND LEASING, INC.

(Formerly Known As General Aircraft, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended		Nine-Months Ended		August 9, 2011
	May 31,		May 31,		(Inception) to
	2013	2012	2013	2012	May 31, 2013

Revenue,	$39,415	$36,430	$104,939	$86,146	$217,725
Cost of sales	9,930	—	9,930	—	9,930

Gross profit	29,485	36,430	95,009	86,146	207,795

Operating expenses:
Aircraft maintenance and fee	—	15,847	9,881	29,826	49,753
Fuel and oil	—	9,909	8,435	19,947	35,705
Management fees	—	6,193	4,853	15,264	24,646
Officer compensation	7,500	—	7,500	—	7,500
Professional fees	23,636	34,794	48,403	83,427	178,784
Depreciation	5,313	5,313	15,939	14,168	35,420
Administrative fees	3,365	—	3,365	25	3,388
Total operating expenses	39,814	72,056	98,376	162,657	335,196

Net (loss) from operations	(10,327)	(35,626)	(3,367)	(76,511)	(127,401)

Other income (expense)
Interest expense	(3,356)	(3,232)	(9,715)	(9,780)	(23,589)
Total other income (expense)	(3,356)	(3.232)	(9,715)	(9,780)	(23,589)
Net income (loss)	$(13,685)	$(38,858)	$(13,082)	$(86,291)	$(150,990)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	135,000,000	121,304,350	135,000,000	107,153,280

 The accompanying notes are an integral part to these condensed consolidated financial statements

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-Months Ended		August 9, 2011
	May 31,		(Inception) to
	2013	2012	May 31, 2013
Cash flows from operating activities:
Net (loss)	$(13,082)	$(86,291)	$(150,990)
Adjustments to reconcile net loss
To net cash used in operations
Depreciation	15,939	14,168	35,420
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	70,010	(72,468)	(29,098)
(Increase)/Decrease in prepaid expenses	(9,071)	—	(9,071)
Increase/(Decrease) in accounts payable	(43,209)	122,867	147,458
Increase/(Decrease) in accrued interest	9,591	9,780	23,151
Net cash provided by operating activities	30,178	(11,944)	16,870

Cash flows from investing activities:
Purchase of helicopter	—	—	(212,500)
Net cash (used) in investing activities	—	—	(212,500)

Cash flows from financing activities:
Proceeds from loan payable	—	—	212,813
Common stock issued for cash	—	35,000	45,000
Net cash provided by financing activities	—	35,000	257,813

Net increase in cash	30,178	23,056	62,183
Cash at beginning of period	32,005	10,000	—
Cash at end of period	$62,183	$33,056	$62,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part to these condensed consolidated financial statements

GENERAL SALES AND LEASING, INC.

Formerly Known As General Aircraft, Inc.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For a nominal fee, the Company has acquired a wholly owned subsidiary named Shift It Media Company (a Nevada corporation) as of February 12, 2013. Shift It Media Company had no assets or liabilities as of the purchase date and all subsequent activity through the date of these financial statements has been properly consolidated.

As of February 13, 2013 the board of directors has consented and the State of Nevada has certified an amendment to the articles of incorporation to enable the company to change its name to General Sales and Leasing, Inc.

Effective February 25, 2013, the board of directors approved a 10:1 forward split whereby each holder of record will receive ten shares for every one share held no later than February 28, 2013.

(B) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of General Sales and Leasing, Inc. (formerly known as General Aircraft, Inc.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended May 31, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the nine-months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2012 filed with the Commission on December 14, 2012.

The Company has adopted an August 31 year end.

The Company is in the development stage in accordance with Accounting Standards Codification (“ASC”) Topic No. 915.

(C) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2013 and August 31, 2012, the Company had no cash equivalents.

(F) Overhaul Costs, continued

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

(G) Property and Equipment

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

(H) Long-Lived Assets

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

(I) Financial Instruments

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

(J) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2013, there were no potential common shares underlying warrants or options.

(K) Revenue Recognition

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

(L) Income Taxes

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

(M) Recent Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $150,990 for the period of August 9, 2011 (inception) to May 31, 2013, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation has occured in April 2013, the required overhaul is anticipated to take at least five months and keep the helicopter inoperable until September 2013. When completed the overhaul, which is anticipated to cost between $200,000 and $220,000 will increase the depreciable value of the asset and its hourly rental rate as well. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years. As of May 31, 2013, and August 31, 2012, the Company recorded depreciation expense of $35,420 and $19,481, respectively.

Fixed assets consist of the following:

	May 31, 2013	August 31, 2012
Robinson R44 helicopter	$212,500	$212,500
Total fixed assets	212,500	212,500
Less:
Accumulated depreciation	35,420	19,481
Total fixed assets, net	$177,080	$193,019

NOTE 4 – CURRENT LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2013	August 31, 2012
Accounts payable	$147,455	$190,667
Accrued interest	23,151	13,560
Total accrued liabilities, net	$170,606	$204,227

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the initial terms of the agreement, the Company was required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. During the period ended May 31, 2013, the note holder agreed to modify the agreement whereby the interest will become due at maturity. The agreement continues to provide for one ninety-day extension at maturity upon the option of the holder. As of May 31, 2013 and August 31, 2012, the principal balance totaled $212,813 and accrued interest was $23,151 and $13,560, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On August 22, 2011, the Company issued 100,000,000 shares of its restricted common stock to its two officers and directors for cash totaling $10,000. On October 26, 2011, Mr. J. Duncan, CEO, CFO and Director tendered his resignation for all aforementioned positions effective immediately. In addition, Mr. S. Mullin, COO and Secretary also tendered his resignation effective immediately. Prior to the resignation of Mr. J. Duncan, the board appointed Mr. I. Johnson to act as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. In connection with the resignations of Messer’s Duncan and Mullin, each elected to sell their respective restricted common shares of the Company totaling 100,000,000, to Mr. I. Johnson.

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

During the first quarter of fiscal year 2013, Elite had the authority to adjust the end user rental rate from time to time to allow for fluctuations in operating costs. During the nine months ended May 31, 2013 the Company recognized average rental rate was $198.43. Prior to November 1, 2012, all repairs were at the Company’s expense and billed by Elite at a rate congruent with the average local rate, subsequent to November 1, 2012 the lessee paid for these expenses. Also prior to November 1, 2012, parts required to be purchased by Elite for repair and maintenance were charged back to the Company and subsequent to November 1, 2012 the lessee is responsible for these types of charges. In addition, the Company was responsible for payment of all debt service, applicable property and other taxes, license and registration fees; hangar parking rate of $350 per month; fuel and regular operating oil, calculated using the actual VGT field delivery rate of Elite prior to November 1, 2012. Also prior to November 1, 2012, management fees were paid as a percentage of gross revenue based upon the billable Hobbs hours each month as follows: 1) 0 to 10 hours =15% of gross revenue, 2) 11 to 25 hours =17%, and 3) 26 + hours =19%. During the nine months ended May 31, 2013, the Company recorded revenue from helicopter rentals of $88,260 as a result of its agreement with Elite. The related costs incurred for the nine months totaled $23,168 which is comprised of aircraft fees of $9,880, fuel $8,435 and management fees totaling $4,853.

During April of 2013 the sole revenue earning asset of the parent company, General Sales and Leasing, Inc. has been taken out of operation for a mandatory overhaul which the Company anticipates will take at least 5 months and cost between $200,000 and $220,000. This overhaul will increase the value of the asset as well as increase its hourly revenue earning rate. The Company will be seeking financing for the cost of the overhaul in the next several months. Thus, in months subsequent to April 2013 through the time the asset is returned to operations the parent company will have no revenue earning capability from its sole asset.

The Company does not anticipate earning any additional revenue from its current lease agreement with Elite Aviation VGT, LLC, and will be negotiating a new lease agreement once the helicopter returns to operating capability.

On February 11, 2013, we appointed a new sole officer and director in connection with our business development activities. In the continuation of leasing existing activities, the Company agreed to pay a consulting fee of $2,500 per month to a shareholder and former officer of the Company.

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

On August 22, 2011, the Company issued 100,000,000 shares of its common stock to its two of its former officers and directors for cash totaling $10,000. (See Note 6)

On April 6, 2012, the Company sold a total of 35,000,000 shares of its common stock pursuant to its initial public offering for total proceeds of $35,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were incorporated as General Aircraft, Inc. on August 9, 2011 in the State of Nevada for the purpose of owning and operating helicopters for use in sightseeing tours and as pilot training aircraft. We currently own one helicopter, a Robinson R44 Raven II, which is in service as a rental aircraft in the Las Vegas, Nevada area. The helicopter has been hangered at North Las Vegas Airport, an executive and general aviation airport in North Las Vegas, Nevada. Under a Helicopter Lease Agreement with Elite Aviation VGT, LLC (“Elite”), Elite has rented our helicopter at a rate of $185 per Hobbs hour. Elite was responsible for all maintenance and repairs, hangar parking fees, insurance fees, as well as fuel and oil costs in relation to the helicopter for the duration of the lease, which was the sooner of December 31, 2014 or the date upon which the helicopter reached a Hobbs register reading of 2,200 hours. We remain responsible for debt service, taxes, and license and registration fees for our helicopter. In April of 2013, our helicopter reached the 2,200 hour threshold. Because the helicopter has reached a Hobbs register reading of 2,200 hours, it will need to be completely overhauled under applicable FAA regulations. Our helicopter has, thus, been taken out of operation for the mandatory overhaul, which we anticipates will take at least 5 months and cost between $200,000 and $220,000. This overhaul will increase the value of the asset as well as increase its hourly revenue earning rate. We will be seeking financing for the cost of the overhaul over the next several months. We do not anticipate earning any additional revenue from our current lease agreement with Elite, but we will be negotiating a new lease agreement once the helicopter returns to operating capability.

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

4

Results of Operations for the three and nine months ended May 31, 2013 and the period from August 9, 2011 (Date of Inception) through May 31, 2013

During the three months ended May 31, 2013, we generated $22,737 in helicopter rental revenue and $16,678 in advertising revenue. We also incurred $9,930 in cost of sales directly attributable to our advertising revenue for a gross profit of $29,485. Our net operating expenses during the three months ended May 31, 2013 were $39,814 and consisted of professional fees in the amount of $23,636, depreciation in the amount of $5,313, officer compensation $7,500, and administrative fees in the amount of $3,365. In addition, we incurred interest expense in the amount of $3,356 during the three months ended May 31, 2013. Our net loss for the three months ended May 31, 2013 was $13,685. By comparison, during the three months ended May 31, 2012, we generated total revenues of $36,430 and incurred a net loss of $38,858.

During the nine months ended May 31, 2013, we generated $88,260 in helicopter rental revenue and $16,678 in advertising revenue. We also incurred $9,930 in cost of sales directly attributable to our advertising revenue for a gross profit of $95,009. Our net operating expenses during the nine months ended May 31, 2013 were $98,376 and consisted of aircraft maintenance and fees of $9,881, fuel and oil of $8,435, management fees of $4,853, officer compensation of $7,500, professional fees in the amount of $48,403, depreciation in the amount of $15,939, and administrative fees of $3,365. In addition, we incurred interest expense in the amount of $9,715 during the nine months ended May 31, 2013. Our net loss for the nine months ended May 31, 2013 was $13,082. By comparison, during the nine months ended May 31, 2012, we generated total revenues of $86,146 and incurred a net loss of $86,291.

From the period from inception on August 9, 2011 through May 31, 2013, we have generated total revenue of $217,725, cost of sales of $9,930, incurred operating expenses of $335,196, and incurred interest expense of $23,589, resulting in a net loss since inception of $150,990.

Liquidity and Capital Resources

As of May 31, 2013, we had total current assets of $100,351 consisting of cash in the amount of $62,183, accounts receivable of $29,098, and prepaid expenses of $9,070. We had current liabilities of $170,607 as of May 31, 2013, consisting of accounts payable and accrued expenses of $147,456 and accrued interest on our aircraft loan of $23,151.  Accordingly, we had a working capital deficit of $70,256 as of May 31, 2013.

Our current aircraft loan is purchase money financing in the principal amount of $212, 812.50 secured by our Robinson R44 Raven II helicopter. The loan bears interest at the rate of six percent (6%) per year, and requires semi-annual interest payments of $6,384, commencing on March 31, 2012, and continuing every six months thereafter. All principal and interest is due under the loan on August 11, 2016.

As discussed in the notes to our financial statements, we have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the immediate future.   As a result, our auditor has expressed a substantial doubt as to our ability to continue as a going concern. As discussed above, we will be required to seek additional financing in order to perform a mandatory overhaul of our helicopter. We can provide no assurance that such financing will be available on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

As of May 31, 2013, there were no off balance sheet arrangements.

5

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ari Nagler. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2013.

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

General Sales and Leasing, Inc.

Date:	July 16, 2013

/s/ Ari L. Nagler
By:	Ari L. Nagler
Title:	President, CEO, and CFO

8