Form 10-K
period 2013-08-31
General Sales & Leasing, Inc.
filed 2013-11-27
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-178082

GENERAL SALES AND LEASING, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2952962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16445 North 91st St., Suite 103 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (951) 674-1554

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $525,000 as of February 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 135,000,000 shares as of November 27, 2013.

PART I

Item 1. Business

We were incorporated as General Aircraft, Inc. on August 9, 2011 in the State of Nevada for the purpose of owning and operating helicopters for use in sightseeing tours and as pilot training aircraft. We currently own one helicopter, a Robinson R44 Raven II, which is used as a rental aircraft in the Las Vegas, Nevada area. The helicopter is hangered at North Las Vegas Airport, an executive and general aviation airport in North Las Vegas, Nevada.

We originally leased our helicopter under an Aircraft Use/Management Agreement (“Use and Management Agreement”) dated September 1, 2011 with Elite Aviation VGT, LLC (“Elite”). Under the Use and Management Agreement we were required to pay a number of costs related to maintaining and operating the helicopter which were set-off against our rental income. In an attempt to avoid these costs and increase our bottom line profits, we renegotiated this arrangement with Elite, and on November 1, 2012, at the beginning of this fiscal year, we entered into a new Helicopter Lease Agreement (“Lease Agreement”) which superseded the Use and Management Agreement. The new Lease Agreement (reported as a subsequent event in our 10K for the fiscal year end 2012) contained a simpler arrangement in which we accepted a lesser rental rate of $185 per hour, but without the obligation to cover regular maintenance and repairs, hangar parking fees, insurance or any fuel and oil costs in relation to the helicopter. We thus remained responsible for only the debt service, taxes, license and registration related to the helicopter.

The Lease Agreement provided for a minimum use of 40 hours per month and was set to expire on the sooner of December 31, 2014 or the date upon which the helicopter reached a Hobbs register reading of 2,200 hours, the amount of hours of usage in which the FAA requires a full mandatory overhaul of the helicopter by law (the “Time Out Date”).

Ultimately, this arrangement with Elite proved to be a much more profitable arrangement for us, but in April of 2013, our helicopter reached the 2,200 hour Time Out Date and thus the lease was terminated and we were required to take the helicopter temporarily out of service for its mandatory safety overhaul. At the time, we anticipated this overhaul the time would take at least 5 months and cost between $200,000 and $220,000 (as projected by the manufacturer).

During this time, in August of 2013, we entered into an arrangement with North Star Capital Inc. in which North Star agreed to provide us with a line of credit of up to $220,000 for the overhaul of the helicopter in exchange for a secured note which paid 9.5% interest. The first interest only payment on this line of credit is due on February 2, 2014 with semi-annual payments of interest after that and then a balloon payment due on August 2, 2015. Additionally, each month that the helicopter is placed back in service, we are required to pay 25% of the net rental income received as a principal payment against the Note. A copy of the North Star line of credit Financing and Security Agreement is an exhibit to this report and incorporated herein by this reference.

We have paid XL Air Service LLC a total of $180,000 toward the overhaul costs, of which $160,000 was a draw on the North Star line of credit. We now expect the overhaul to be complete before the end of the year and have recently engaged Elite in negotiating a new lease agreement. We anticipate that the overhaul will increase the value of the helicopter by at least the costs incurred as well as increase its hourly revenue earning rate. We are thus negotiating a similar Lease Agreement with Elite, but at a higher rental rate of $200 per hour.

On October 8, 2013, we transferred all of our assets and liabilities associated with this aircraft ownership and rental business to a wholly owned subsidiary, General Aircraft, Inc.

On February 11, 2013, we appointed a new sole officer and director, Ari L. Nagler, and moved our executive offices to Scottsdale, Arizona. Under Mr. Nagler’s leadership, in addition to our helicopter rental business, we started to develop an online advertising business through a new subsidiary, Shift It Media Co. On February 25, 2013, we also changed our corporate name to “General Sales and Leasing, Inc.” in order to reflect the addition of this new line of business.

Additionally, in May of 2013, we entered into an MOU to obtain certain intellectual property rights to an Optical Touch Sensing Software and Chip-set, new patented technology designed to enhance control over electronic devices. Following some due diligence into this technology, we have decided to abandon it as a potential additional new line of business.

During the fourth quarter of this year, we entered into discussions with Xenetic Biosciences plc (“XEN”) regarding a potential all share offer for the entire issued and to be issued share capital of XEN the (“Acquisition”). On November 12, 2013, we reached an agreement on the terms of a recommended proposal for the Acquisition under which we will acquire the entire issued and to be issued share capital of XEN. The Acquisition is to be effected by means of a scheme of arrangement (the “Scheme”) under Part 26 of the Companies Act in the UK by filing a Part 8 Claim with the High Court in London (which was filed on or about November 21, 2013). The Scheme will need to be approved by both 75% of the shareholders of XEN as well as the High Court in London (after a determination of fairness of the transaction) before becoming effective, and there are several other steps that we will need to complete in the process, including a name change and reverse split of 10 to 1. In the event that the acquisition is consummated, certain of the officers and directors of XEN will assume management of our company and we will divest our aircraft and advertising subsidiaries in order to focus fully on the business of XEN.

As a consequence, also on November 12, 2013, as part of the Scheme, we entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with our largest shareholder, Oxbridge Technology Partners, SA (“Oxbridge”), pursuant to which Oxbridge will acquire all of the rights to our current business operations through the purchase of all the shares of our two wholly owned subsidiaries, Shift It Media and General Aircraft, Inc. (the “Hive Out” Agreement). Under the Hive Out Agreement, Oxbridge will cancel its 100,000,000 Common Shares in exchange for: (a) the shares of our two subsidiaries, and (b) the payment of US$430,000 in cash, subject, among other things, to the Scheme becoming Effective. The assets and liabilities associated with such businesses will thereby be transferred to Oxbridge and Oxbridge’s 100,000,000 Shares will be retired to treasury upon the Scheme becoming effective. The Hive Out Agreement is attached hereto, and made a part hereof, by this reference.

Under the Scheme, we will issue to the XEN shareholders 56 shares of our common stock for each 175 shares of their common stock. This will result in our immediately issuing an expected total of 130,520,137 shares of our common stock to the XEN Shareholders, which, following our planned 10 to 1 reverse share split and the cancelation of the shares held by Oxbridge in the Hive Out Agreement, will represent over 97% of our issued and outstanding shares.

The current time table for approvals and effectiveness of the Scheme is as follows:

Court and General Meetings….. December 17, 2013

Expected Effective Date of Scheme….. January 23, 2013

There can be no assurance that the Acquisition and Scheme will be effectuated (see conditions to Acquisition in the Scheme Document). Additional details and information regarding the Scheme can be found in the “Recommended Offer” and the Scheme Document itself, both provided in our prior reports on form 8K filed on November 13, 2013 (as amended) and November 25, 2013.

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

Fiscal Year Ending August 31, 2013
Quarter Ended	High $	Low $
August 31, 2013	$0.15	$0.15
May 31, 2013	$0.015	$0.015
February 28, 2013	$0.015	$0.015
November 30, 2012	$0.015	$0.015

Fiscal Year Ending August 31, 2012
Quarter Ended	High $	Low $
August 31, 2012	$0.015	$0.015
May 31, 2012	N/A	N/A
February 29, 2012	N/A	N/A
November 30, 2011	N/A	N/A

As of November 26, 2013, the last trading price of our common stock was $0.02 per share.

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

Holders of Our Common Stock

As of November 26, 2012, we had 135,000,000 shares of our common stock issued and outstanding, held by thirty-two (32) shareholders of record.

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

Results of Operations for the Years Ended August 31, 2013 and 2012.

During the year ended August 31, 2013, we generated $96,900 in total revenue, bet of cost of sales. Our operating expenses during the year ended August 31, 2013 were $162,457 and consisted of professional fees in the amount of $78,406, depreciation and amortization in the amount of $38,545, officer compensation $15,000, fuel and oil of $8,435, aircraft maintenance and fees of $9,880, management fees of $4,853 and administrative fees in the amount of $7,338. In addition, we incurred interest expense in the amount of $12,947 during the year ended August 31, 2013, as well as a loss on settlement of $10,668. Our net loss for the year ended August 31, 2013 was $89,172. By comparison, during the year ended August 31, 2012, we generated total revenues of $112,786 and incurred a net loss of $129,673.

Liquidity and Capital Resources

As of August 31, 2013, we had total current assets of $72,943 consisting of cash in the amount of $53,222, accounts receivable of $10,501, and prepaid expenses of $9,220. We had current liabilities of $456,076 as of August 31, 2013, consisting of accounts payable and accrued expenses of $429,693 and accrued interest on our aircraft loan of $26,383.  Accordingly, we had a working capital deficit of $383,133 as of August 31, 2013.

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

In August of 2013, we entered into an arrangement with North Star Capital Inc. in which North Star agreed to provide us with a line of credit of up to $220,000 for the overhaul of our helicopter in exchange for a secured note which paid 9.5% interest. The first interest only payment on this line of credit is due on February 2, 2014 with semi-annual payments of interest after that and then a balloon payment due on August 2, 2015. Additionally, each month that the helicopter is placed back in service, we are required to pay 25% of the net rental income received as a principal payment against the Note. We have paid a total of $180,000 toward the overhaul costs for the helicopter, of which $160,000 was a draw on the North Star line of credit. We now expect the overhaul to be complete before the end of the year.

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

Off Balance Sheet Arrangements

As of August 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of August 31, 2013 and 2012;
F-3	Consolidated Statements of Operations for the years ended August 31, 2013 and August 31, 2012;
F-4	Statement of Stockholders’ Equity (Deficit) from Inception (August 9, 2011) to August 31, 2013;
F-5	Consolidated Statements of Cash Flows for the years ended August 31, 2013 and August 31, 2012,;
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

General Sales and Leasing, Inc.

We have audited the accompanying consolidated balance sheet of General Sales and Leasing, Inc. as of August 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended August 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

November 27, 2013

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

CONSOLIDATED BALANCE SHEETS

	August 31, 2013	August 31, 2012
ASSETS
Current assets:
Cash	$53,222	$32,005
Accounts receivable	10,501	99,108
Prepaid expenses	9,220	—
Total current assets	72,943	131,113

Property, plant and equipment, net of accumulated amortization and depreciation of $58,026 and $19,481, respectively	413,866	193,019
Total assets	$486,809	$324,132

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$429,693	$190,667
Accrued interest	26,383	13,560
Total current liabilities	456,076	204,227

Long-term debt	212,813	212,813
Total liabilities	668,889	417,040

Stockholders' (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at August 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, 135,000,000 shares issued and outstanding at August 31, 2013 and 2012, respectively	135,000	135,000
Additional paid-in capital	—	—
Accumulated deficit	(317,080)	(227,908)
Total stockholders' (deficit)	(182,080)	(92,908)
Total liabilities and stockholders' (deficit)	$486,809	$324,132

The accompanying notes are an integral part to these condensed financial statements

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2013	2012

Revenue, net of cost of sales	$96,900	$112,786

Operating expenses:
Aircraft maintenance and fee	9,880	36,186
Fuel and oil	8,435	27,270
Management fees	4,853	19,793
Officer compensation	15,000	—
Professional fees	78,406	126,692
Depreciation and amortization	38,545	19,481
Administrative fees	7,338	25
Total operating expenses	162,457	229,447

Net loss from operations	(65,557)	(116,661)

Other income (expense)
(Gain) loss on settlement	(10,668)
Interest expense	(12,947)	(13,012)
Total other income (expense)	(23,615)	(13,012)

Net income (loss)	$(89,172)	$(129,673)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	135,000,000	144,153,010

 The accompanying notes are an integral part to these condensed financial statements

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Amount	Shares	Amount	Amount	Capital	Deficit	(deficit)
August 31, 2011	—	$—	100,000,000	$100,000	$—	$(98,235)	$1,765
Shares issued for cash	—	—	35,000,000	35,000	—	—	35,000
Net (loss)	—	—	—	—	—	(129,673)	(129,673)
August 31, 2012	—	—	135,000,000	135,000	—	(227,908)	(92,908)
Net (loss)	—	—	—	—	—	(89,172)	(89,172)
Balance: August 31, 2013	—	$—	135,000,000	$135,000	$—	$(317,080)	$(182,080)

The accompanying notes are an integral part to these condensed financial statements

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(89,172)	$(129,673)
Adjustments to reconcile net loss
To net cash used in operations:
Depreciation and amortization	38,545	19,481
Loss on settlements	10,668
Changes in operating assets and liabilities:
Accounts receivable	77,939	(99,108)
Prepaid expenses	(9,220)	—
Accounts payable	239,026	183,293
Accrued interest	12,823	13,012
Net cash provided by operating activities	280,609	(12,995)

Cash flows from investing activities:
Amortizable overhaul of aircraft	(259,392)	—
Net cash (used) in investing activities	(259,392)	—

Cash flows from financing activities:
Proceeds from loan payable	—	—
Common stock issued for cash	—	35,000
Net cash provided by financing activities	—	35,000

Net increase in cash	21,217	22,005
Cash at beginning of period	32,005	10,000
Cash at end of period	$53,222	$32,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2013 and 2012, the Company had no cash equivalents.

(F) Overhaul Costs

Overhaul requirements established by the Federal Aviation Administration, aircraft airframes and engines must be overhauled within specific intervals. The value and usefulness of an aircraft can be heavily dependent on its stage of overhaul. For accounting purposes, airframe and aircraft engine overhauls encompass all inspections or replacements of major components, which the civil air regulations require at specific maximum periodic intervals to recertify that the frame or engine is completely airworthy. The Company reports its overhaul costs in accordance with ASC Topic 908-360-30-1(b). Overhaul costs are recorded utilizing the deferral method which requires the capitalization of costs when they are incurred. Under the deferral method, the actual cost of each overhaul is amortized to the next overhaul.

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(J) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2013, there were no potential common shares underlying warrants or options.

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

The revenues of the Company’s wholly owned subsidiary are derived from online advertising sales. The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $317,080 for the period of August 9, 2011 (inception) to August 31, 2013, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation has occurred in April 2013, the required overhaul is anticipated to take at least five months and keep the helicopter inoperable until December 2013. When completed the overhaul, which is anticipated to cost between $200,000 and $220,000 will increase the depreciable value of the asset and its hourly rental rate as well. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years. As of August 31, 2013, and 2012, the Company recorded depreciation expense of $21,252 and $19,481, respectively.

Fixed assets consist of the following:

	August 31, 2013	August 31, 2012
Robinson R44 helicopter	$212,500	$212,500
Aircraft overhaul 2013	259,392	—
Total fixed assets	471,892	212,500
Less:
Accumulated amortization	17,293	—
Accumulated depreciation	40,733	19,481
Total fixed assets, net	$413,866	$193,019

NOTE 4 – CURRENT LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2013	August 31, 2012
Accounts payable	$429,693	$190,667
Accrued interest	26,383	13,560
Total accrued liabilities, net	$456,076	$204,227

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the terms of the agreement, the Company is required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. In addition, the agreement provides for one ninety-day extension at maturity upon the option of the holder. As of August 31, 2013 and 2012, the principal balance totaled $212,813 and accrued interest was $26,383 and $13,560, respectively.

On August 2, 2013 the Company entered into a Financing and Security Agreement for a line of credit to be solely used as direct payment for the 2013 overhaul of the Robinson R44 Raven II Helicopter. The line of credit has a $220,000 limit, is collateralized by all the assets of the Company and bears a 9.5% interest rate, it carries repayment terms of regular interest only payments due on a semi-annual basis beginning February 2, 2014. In addition, the agreement stipulates that the Company must make principal monthly payments of 25% of the helicopter’s net rental income due on the 10th of each month following service, beginning in the month the helicopter is placed back in service upon the completion of the overhaul. All principal and interest is payable on or before August 2, 2015. As of August 31, 2013 and 2012, accrued interest totaled $0 and 0, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

During the first quarter of fiscal year 2013, Elite had the authority to adjust the end user rental rate from time to time to allow for fluctuations in operating costs. During the year ended August 31, 2013 the Company recognized average rental rate was $198.43. Prior to November 1, 2012, all repairs were at the Company’s expense and billed by Elite at a rate congruent with the average local rate, subsequent to November 1, 2012 the lessee paid for these expenses. Also prior to November 1, 2012, parts required to be purchased by Elite for repair and maintenance were charged back to the Company and subsequent to November 1, 2012 the lessee is responsible for these types of charges. In addition, the Company was responsible for payment of all debt service, applicable property and other taxes, license and registration fees; hangar parking rate of $350 per month; fuel and regular operating oil, calculated using the actual VGT field delivery rate of Elite prior to November 1, 2012. Also prior to November 1, 2012, management fees were paid as a percentage of gross revenue based upon the billable Hobbs hours each month as follows: 1) 0 to 10 hours =15% of gross revenue, 2) 11 to 25 hours =17%, and 3) 26 + hours =19%. During the year ended August 31, 2013, the Company recorded revenue from helicopter rentals of $88,260 as a result of its agreement with Elite. The related costs incurred for the year totaled $23,168 which is comprised of aircraft fees of $9,880, fuel $8,435 and management fees totaling $4,853.

The wholly owned subsidiary pays an officer of the parent compensation of $2,500 per month for his services as manager and operator. During the year ended August 31, 2013 the officer was paid $15,000.

GENERAL SALES AND LEASING, INC.

(formerly known as General Aircraft, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8   SUBSEQUENT EVENTS

As of August 31, 2013 the sole revenue earning asset of the parent company, General Sales and Leasing, Inc. remains out of operation for a mandatory overhaul which the Company anticipates will be completed early in December 2013 and cost between $200,000 and $220,000. This overhaul will increase the value of the asset as well as increase its hourly revenue earning rate. Thus, in months subsequent to April 2013 (the beginning of the overhaul) through the time the asset is returned to operations the parent company will have no revenue earning capability from its sole asset.

The Company does not anticipate earning any additional revenue from its current lease agreement with Elite Aviation VGT, LLC, and will be negotiating a new lease agreement once the helicopter returns to operating capability. The new contract anticipates an hourly rate of $185-$200 with a monthly minimum of 40 hours.

On October 4, 2013 the Company withdrew $160,000 from its line of credit in order to make the first payment on the aircraft overhaul. The total amount of the overhaul was billed to the Company during fiscal year end 2013 and is included in accounts payable.

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director is as follows:

Name	Age	Position(s) and Office(s) Held
Ari Nagler	39	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Ari Nagler was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director on February 11, 2013.  Since 2010, he has been the Chief Executive Officer and cofounder of Nuad Networks, an online advertising business which is currently delivering over 500 million monthly online ad impressions. From 2009 until 2010, Mr. Nagler was Vice President of Ace Air, where he managed a 130 employee HVAC contracting business. From 2004 until 2009, he was the principal of World Class Investments / Ari Nagler, PLLC, where he negotiated, managed, and closed M&A transactions. From 2004 until 2008, Mr. Nagler was also owner and President of Candleloft/The Candle Maker, a manufacturing, retail, and wholesale business. Mr. Nagler graduated from Cornell University in 1996 with a Bachelor of Science: Organizational Development and Management Consulting Concentration. There are no other items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

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

Code of Ethics

As of August 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with its executive officer and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Our sole officer, Ari Nagler, is currently paid some cash compensation for his services. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ari Nagler, President, CEO, CFO, and director	2013 2012	15,000 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	15,000 n/a
Ian Johnson, former officer	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jason Duncan, former officer	2013 2012	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0
Shawn Mullin, former officer	2013 2012	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended August 31, 2013, Ari Nagler received cash compensation of $15,000.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Ari Nagler	0	0	0	0	0	0	0	0	0

Director Compensation

The table below summarizes all compensation of our directors for the year ended August 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ari Nagler	0	0	0	0	0	0	0
Ian Johnson, former director	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 26, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class
Common	Ari Nagler 16445 North 91st St., Suite 103 Scottsdale, Arizona 85260	0	0%
Common	Total all executive officers and directors	0	0%

Common	Other 5% Shareholders
Common	Oxbridge Technology Partners SA(2) Main St. Belize City, Belize	100,000,000	74.07%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	Ricardo Bain is the Director of Oxbridge Technology Partners SA and, in that capacity, has the authority to control investment and voting decisions with regard to its shares of common stock.

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

None.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$8,000	$7,500	$0	$0
2012	$8,000	$7,500	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(2)
3.3	Certificate of Amendment to Articles of Incorporation(3)
3.4	Bylaws(1)
9.1	Scheme Document (including the Equivalent Document)(5)
9.2	Announcement of Recommended Offer for shares of Xenetic Biosciences plc(4)
9.3**	Agreement Of Conveyance, Transfer And Assignment Of Subsidiaries And Assumption Of Obligations
10.1	Promissory Note and Security Agreement(1)
10.2**	Financing and Security Agreement with North Star Capital Group, Inc.
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed November 21, 2011.

(2) Incorporated by reference to Current Report on Form 8-K filed February 12, 2013.

(3) Incorporated by reference to Current Report on Form 8-K filed February 27, 2013.

(4) Incorporated by reference to Current Report on Form 8-K filed November 13, 2013.

(5) Incorporated by reference to Current Report on Form 8-K filed November 25, 2013.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL AIRCRAFT, INC.

By:	/s/ Ari Nagler
Ari Nagler
Title:	Chief Executive Officer, Chief Financial Officer, President and sole Director
Date:	November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ari Nagler
Ari Nagler
Title:	Chief Executive Officer, Chief Financial Officer, President and sole Director
Date:	November 27, 2013

