Form 10-Q
period 2013-11-30
General Sales & Leasing, Inc.
filed 2014-01-10
CIK 1534525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-178082

Xenetic Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2952962
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16445 North 91st St., Suite 103, Scottsdale, Arizona 85260
(Address of principal executive offices)

(702) 637-8536
(Registrant’s telephone number)
General Sales and Leasing, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,000,000 as of January 3, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows

F-1	Condensed Consolidated Balance Sheets as of November 30, 2013 (unaudited) and August 31, 2013
F-2	Condensed Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012 (unaudited)
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2013 and 2012 (unaudited)
F-4	Condensed Consolidated Notes to Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2013	August 31, 2013
ASSETS
Current assets:
Cash	$40,078	$53,222
Accounts receivable	4,597	10,501
Prepaid expenses	8,729	9,220
Total current assets	53,404	72,943

Property, plant and equipment, net of accumulated
amortization and depreciation of $76,308 and
$58,026, respectively	395,583	413,866
Total assets	$448,987	$486,809

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$308,638	$429,693
Accrued interest	32,078	26,383
Total current liabilities	340,716	456,076

Long-term debt:
Line of credit	160,000	—
Note payable	212,813	212,813
Total long-term debt	372,813	212,813
Total liabilities	713,529	668,889

Stockholders' (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, 135,000,000 shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively	135,000	135,000
Additional paid-in capital	—	—
Accumulated deficit	(399,542)	(317,080)
Total stockholders' (deficit)	(264,542)	(182,080)
Total liabilities and stockholders' (deficit)	$448,987	$486,809

The accompanying notes are an integral part to these condensed financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Ended November 30,
	2013	2012

Revenue, net of cost of sales	$2,169	$32,964

Operating expenses:
Aircraft maintenance and fee	—	12,000
Fuel and oil	—	11,936
Management fees	—	7,752
Professional fees	60,608	7,245
Depreciation and amortization	18,283	5,313
Administrative fees	45	—
Total operating expenses	78,936	44,246

Net loss from operations	(76,767)	(11,282)

Other income (expense)
Interest expense	(5,695)	(3,197)
Total other income (expense)	(5,695)	(3,197)

Net income (loss)	$(82,462)	$(14,479)
Basic and diluted loss per share	$(0.00)	$(0.001)
Weighted average shares outstanding	135,000,000	13,500,000

The accompanying notes are an integral part to these condensed financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(82,462)	$(14,479)
Adjustments to reconcile net loss
To net cash used in operations:
Depreciation and amortization	18,283	5,313
Changes in operating assets and liabilities:
Accounts receivable	5,904	(32,964)
Prepaid expenses	491	—
Accounts payable	(121,055)	38,933
Accrued interest	5,695	3,197
Net cash provided by operating activities	(173,144)	—

Cash flows from financing activities:
Proceeds from loan payable	160,000	—

Net cash provided by financing activities	160,000	—

Net increase in cash	(13,144)	—
Cash at beginning of period	53,222	32,005
Cash at end of period	$40,078	$32,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements.

 XENETIC BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited Condensed Financial Statements of Xenetic Biosciences, Inc. (formerly known as General Sales and Leasing, Inc.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended November 30, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three-months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2014. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2013 filed with the Commission on November 27, 2013.

(B) Principles of Consolidation

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At November 30, 2013 and August 31, 2013, the Company had no cash equivalents.

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

XENETIC BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(I) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2013, there were no potential common shares underlying warrants or options.

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

XENETIC BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $82,462 for the 3 months ended November 30, 2013 and an accumulated deficit of $399,542 as of November 30, 2013, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

On August 11, 2011, the Company entered into an Aircraft Purchase/Sales Agreement with an unrelated and unaffiliated third party for the acquisition of a 2002 Robinson R44 Raven II helicopter for the purchase price of $212,500. Pursuant to paragraph 7 of the agreement, the Seller warrants that the Aircraft is in airworthy condition and has a currently effective Standard Category airworthiness certificate issued by the Federal Aviation Administration (“FAA”) and that all Airworthiness Directives have been complied with. In September 2011, the Company engaged the services of an independent third party to perform the FAA required annual inspection without incident. The first mandatory FAA overhaul is required at 2,000 hobbs hours of operation, which has occurred in April 2013. The required overhaul is anticipated to take at least five months and keep the helicopter inoperable until December 2013. The overhaul is anticipated to cost between $200,000 and $220,000, which will increase the depreciable value of the asset and its hourly rental rate as well. The aircraft was placed in service on October 1, 2011 and is estimated to have a useful life of approximately 10 years.

Fixed assets consist of the following:

	November 30, 2013	August 31, 2013
Robinson R44 helicopter	$212,500	$212,500
Aircraft overhaul 2013	259,392	259,392
Total fixed assets	471,892	471,892
Less:
Accumulated amortization	30,263	17,293
Accumulated depreciation	46,042	40,733
Total fixed assets, net	$395,583	$413,866

NOTE 4 – CURRENT LIABILITIES

Current liabilities consisted of the following:

	November 30, 2013	August 31, 2013
Accounts payable	$308,638	$429,693
Accrued interest	32,078	26,383
Total accrued liabilities, net	$340,716	$456,076

XENETIC BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - LONG-TERM DEBT

On August 11, 2011, the Company entered into a Purchase Money Promissory Note and Security Agreement in the amount of $212,813. The loan bears interest at a rate of 6% per annum, is secured by all the assets of the Company and matures on August 11, 2016. Pursuant to the terms of the agreement, the Company is required to make semi-annual interest only payments in the amount of $6,385 beginning on March 31, 2012 with the unpaid principal and accrued interest due at maturity on August 11, 2016. In addition, the agreement provides for one ninety-day extension at maturity upon the option of the holder. As of November 30, 2013 and August 31, 2013, the principal balance totaled $212,813 and accrued interest was $29,580 and $26,383, respectively.

On August 2, 2013 the Company entered into a Financing and Security Agreement for a line of credit to be solely used as direct payment for the 2013 overhaul of the Robinson R44 Raven II Helicopter. The line of credit has a $220,000 limit, is collateralized by all the assets of the Company and bears a 9.5% interest rate; it carries repayment terms of regular interest only payments due on a semi-annual basis beginning February 2, 2014. In addition, the agreement stipulates that the Company must make principal monthly payments of 25% of the helicopter’s net rental income due on the 10th of each month following service, beginning in the month the helicopter is placed back in service upon the completion of the overhaul. All principal and interest is payable on or before August 2, 2015. As of November 30, 2013 and August 31, 2013, principal totaled $160,000 and $0, respectively; accrued interest totaled $2,498 and $0, respectively.

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

During the three months ended November 30, 2013 the Company recognized average rental rate was $0 because the asset was out of service for a scheduled overhaul causing it to be inoperable.

XENETIC BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8   SUBSEQUENT EVENTS

On December 17, 2013, further to our announcement on November 12, 2013 of the Company’s intention to make an offer for the entire issued and to be issued ordinary share capital of Xenetic Biosciences plc (“Xenetic”) to be effected by means of a Scheme of Arrangement under Part 26 of the Companies Act in the UK, Xenetic announced the results of the Court Meeting and the General Meeting conducted in the UK for the purpose of considering and, if thought fit, passing various resolutions necessary to effect the Scheme and other matters set out in the notices of the relevant meetings. At the Court Meeting, a majority in number of Xenetic Shareholders who voted (either in person or by proxy), representing 99.9% per cent by value of all Xenetic Shares held by such Xenetic Shareholders, voted in favor of the resolution to approve the Scheme. At the General Meeting, the special resolution to facilitate the implementation of the Scheme was duly passed on a poll by the requisite majority of the votes cast in person or by proxy.

Completion of the Company’s potential acquisition of Xenetic remains subject to the satisfaction or waiver of certain Conditions set out in the Scheme Document, including court sanction of the scheme and court confirmation of the associated Reduction of Capital for Xenetic. This will involve the Court’s determination of the fairness of the transaction. The expected date for the Court Hearing (to sanction the Scheme and to confirm the Reduction of Capital) is January 23, 2014.

There can be no assurance that the Acquisition of Xenetic will be approved and effectuated. This announcement of the results of the Court Meeting and the General Meeting is merely the next step in the Company’s proposed acquisition of Xenetic.

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

Company Corporate Overview

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

Additionally, in May of 2013, we entered into an MOU to obtain certain intellectual property rights to an Optical Touch Sensing Software and Chip-set, new patented technology designed to enhance control over electronic devices. Following some due diligence into this technology, we decided to abandon it as a potential additional new line of business.

On October 8, 2013, we transferred all of our assets and liabilities associated with our aircraft ownership and rental business to a wholly owned subsidiary, General Aircraft, Inc.

Aircraft Operations

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

Ultimately, this arrangement with Elite proved to be a much more profitable arrangement for us, but in April of 2013, our helicopter reached the 2,200 hour Time Out Date and thus the lease was terminated and we were required to take the helicopter temporarily out of service for its mandatory safety overhaul. At the time, we anticipated the overhaul would take at least 5 months and cost between $200,000 and $220,000 (as projected by the manufacturer).

In order to finance the overhaul, in August of 2013, we entered into an arrangement with North Star Capital Inc. in which North Star agreed to provide us with a line of credit of up to $220,000 in exchange for a secured note which paid 9.5% interest. The first interest only payment on this line of credit is due on February 2, 2014 followed by semi-annual payments of interest only and a balloon payment due on August 2, 2015. Additionally, each month that the helicopter is placed back in service, we are required to pay 25% of the net rental income received as a principal payment against the Note.

In August of 2013, we engaged XL Air Service LLC (“XL”) to manage the overhaul. As part of this engagement, we paid XL $180,000 toward the overhaul costs, of which $160,000 was a draw on the North Star line of credit. We currently expect the overhaul to be completed sometime before the end of January 2014. Approximately $40,000 in additional costs is expected to be needed to complete the overhaul. We anticipate that the overhaul will increase the value of the helicopter by at least the costs incurred as well as increase its hourly revenue earning rate.

We have recently entered into negotiations on a new Helicopter Lease Agreement with Elite. Under the new Agreement, once signed, we will lease our helicopter to Elite at a rate of $200 per hour. Rental fees will be due from Elite at the end of each month and there will be a minimum of 40 hours per month at the lease rate, regardless of the actual hours of flight time. Similar to the prior agreement, Elite will also be responsible for regular maintenance and repairs, fuel, oil and insurance for the helicopter.

Xenetic Biosciences plc

During the fourth quarter of our fiscal year ended August 31, 2013, we entered into discussions with Xenetic Biosciences plc (“XEN”) regarding a potential all share offer for the entire issued and to be issued share capital of XEN (the “Acquisition”). On November 12, 2013, we reached an agreement on the terms of a recommended proposal for the Acquisition under which we will acquire the entire issued and to be issued share capital of XEN. As XEN is a UK based company trading on the AIM London Stock Exchange, the Acquisition is to be effected by means of a scheme of arrangement (the “Scheme”) under Part 26 of the Companies Act in the UK by filing a Part 8 Claim with the High Court in London (which was filed on or about November 21, 2013). The Scheme needs to be approved by both 75% of the shareholders of XEN as well as the High Court in London (after a determination of fairness of the transaction) before becoming effective. On December 17, 2013, XEN announced that a majority in number of Xenetic Shareholders who voted (either in person or by proxy), representing 99.9% per cent by value of all Xenetic Shares held by such Xenetic Shareholders, voted in favor of the resolution to approve the Scheme. In addition, a special resolution to facilitate the implementation of the Scheme was passed by the requisite majority of the XEN shareholder votes cast in person or by proxy.

On November 12, 2013, as part of the Scheme, we also entered into an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations with our largest shareholder, Oxbridge Technology Partners, SA (“Oxbridge”), pursuant to which Oxbridge will acquire all of the rights to our current business operations through the purchase of all the shares of our two wholly owned subsidiaries, Shift It Media and General Aircraft, Inc. (the “Hive Out” Agreement). Under the Hive Out Agreement, Oxbridge will cancel its 100,000,000 Common Shares in exchange for: (a) the shares of our two subsidiaries, and (b) the payment of US$430,000 in cash, subject, among other things, to the Scheme becoming Effective. The assets and liabilities associated with such businesses will thereby be transferred to Oxbridge and Oxbridge’s 100,000,000 Shares will be cancelled and returned to treasury once the Scheme becomes effective.

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

As an additional step toward completion of the Acquisition, our board of directors and a majority of our shareholders have approved a change in our corporate name to “Xenetic Biosciences, Inc.” and a reverse split of our common stock on a 1 for 10 basis. In connection with the reverse split, the par value of our common stock will also be increased from $0.001 to $0.01 per share. The effective date of these changes in the U.S. over-the-counter securities markets is expected to be on or about January 14, 2014, pending final approval of their effectiveness by FINRA. In the event that the Acquisition is consummated, certain of the officers and directors of XEN will assume management of our company, and, upon the divestment of our aircraft and advertising subsidiaries, we will focus our business activities exclusively on the business of XEN.

Completion of the Acquisition of XEN remains subject to the satisfaction or waiver of certain Conditions set out in the Scheme Document, including court sanction of the Scheme and court confirmation of the associated reduction of capital for XEN. This will involve the Court’s determination of the fairness of the transaction. The expected date for the Court Hearing (to sanction or reject the Scheme and to confirm the reduction of capital) is January 23, 2014.

There can be no assurance that the Acquisition and Scheme will be effectuated (see conditions to Acquisition in the Scheme Document). Additional details and information regarding the Scheme can be found in the “Recommended Offer” and the Scheme Document itself, both provided in our prior reports on form 8K filed on November 13, 2013 (as amended) and November 25, 2013.

Results of Operations for the three months ended November 30, 2013 and 2012.

During the three months ended November 30, 2013, we generated $2,169 in total revenue, net of cost of sales. Our operating expenses during the three months ended November 30, 2013 were $78,936 and consisted of professional fees in the amount of $60,608, depreciation and amortization fees in the amount of $18,283 and administrative fees of $45. By comparison, during the three months ended November 30, 2012, we generated total revenues of $32,964 and incurred a net loss of $14,479. Our revenues during the quarter ended November 30, 2013 were lower than those of the same quarter last year due to our helicopter being temporarily out of service during its overhaul.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $53,404 consisting of cash in the amount of $40,078, accounts receivable of $4,597, and prepaid expenses of $8,729. We had current liabilities of $340,716 as of November 30, 2013, consisting of accounts payable and accrued expenses of $308,638 and accrued interest on our aircraft loan of $32,078.  Accordingly, we had a working capital deficit of $287,312 as of November 30, 2013.

Our current aircraft loan is purchase money financing in the principal amount of $212, 813 secured by our Robinson R44 Raven II helicopter. The loan bears interest at the rate of six percent (6%) per year, and requires semi-annual interest payments of $6,385, commencing on March 31, 2012, and continuing every six months thereafter. All principal and interest is due under the loan on August 11, 2016.

In August of 2013, we entered into an arrangement with North Star Capital Inc. in which North Star agreed to provide us with a line of credit of up to $220,000 for the overhaul of our helicopter in exchange for a secured note which paid 9.5% interest. The first interest only payment on this line of credit is due on February 2, 2014 with semi-annual payments of interest after that and then a balloon payment due on August 2, 2015. Additionally, each month that the helicopter is placed back in service, we are required to pay 25% of the net rental income received as a principal payment against the Note. We have paid a total of $180,000 toward the overhaul costs for the helicopter, of which $160,000 was a draw on the North Star line of credit. We recently engaged a new service provider to complete the overhaul and currently expect the overhaul to be completed before the end of January 2014. Approximately $40,000 in additional costs are expected to complete the overhaul.

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

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, and, with the exception of the fiscal quarter before our aircraft reached its maximum operating hours, we have incurred losses since inception,. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ari Nagler. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment
3.2	Certificate of Change
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenetic Biosciences, Inc.

Date:	January 10, 2014

/s/ Ari L. Nagler
By:	Ari L. Nagler
Title:	President, CEO, and CFO

