Form 10-K
period 2013-12-31
Xenetic Biosciences, Inc.
filed 2014-04-15
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2013

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 333-178082

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)
99 Hayden Ave, Suite 230 Lexington, Massachusetts 02421 (Address of principal executive offices and zip code) 781-778-7720 (Registrant’s telephone number, including area code)
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

The approximate aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter June 30, 2013 (based upon the shares of common stock at the closing sale price of the registrant’s common stock listed as reported on the OTC Bulletin Board), was approximately $700,000. Note, however, that this was prior to the Acquisition described herein.

As of April 15, 2014 the number of outstanding shares of the registrant’s common stock was 146,740,692.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A or a Form 10-K/A, not later than 120 days after the close of the fiscal year ended December 31, 2013. Portions of such proxy statement or Form 10-K/A are incorporated by reference into Part III of this Annual Report on Form 10-K.

XENETIC BIOSCIENCES, INC.

2013 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains both historical and forward-looking statements. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the development of our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any new drug application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates.

In some cases, these statements may be identified by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

The single most pressing factor that could cause actual results to differ materially and adversely is our need to raise additional working capital for the purpose of further developing our various drug candidates.

Other factors that could cause actual results to differ materially include without limitation:

•	our ability to finance our business;
•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	product development and commercialization risks;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	adverse publicity related to our products or the Company (as defined below) itself;
•	adverse claims relating to our Intellectual Property (“IP”);
•	the adoption of new, or changes in, accounting principles;

•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002; and
•	other new lines of business that the Company may enter in the future

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Please also refer to Item 1A - Risk Factors in this Annual Report on Form 10-K.

PART I

ITEM 1 – BUSINESS

Trademarks

Xenetic Biosciences, Inc.’s brand and product names, including but not limited to PolyXen®, OncoHist™ and ImuXen® contained in this document are trademarks, registered trademarks or service marks of Xenetic Biosciences, Inc. and or its subsidiaries in the United States of America (“USA” or “US”) and certain other countries. This document contains references to trademarks and service marks of other companies that are the property of their respective owners.

Recent Developments

Significant Transaction

In advance of and in anticipation of completion of the following significant transaction, described below, the registrant, formerly known as General Sales and Leasing, Inc., a Nevada corporation incorporation in 2011, changed its name to Xenetic Biosciences, Inc., as previously reported in its Quarterly Report filed on Form 10-Q filed on January 10, 2014. On January 23, 2014 Xenetic Biosciences, Inc. (the “Company”) acquired all of the issued and outstanding capital stock of Xenetic Biosciences plc (“Xenetic UK”), a company incorporated in England and Wales under the Companies Act of 1985 in 1996. The Company’s acquisition of Xenetic UK (the “Acquisition”) was consummated pursuant to a written plan, known as a Scheme of Arrangement, under Part 26 of the Companies Act 2006 of England and Wales (the “Scheme”) dated as of November 21, 2013. The Scheme was approved by Order of the High Court of Justice, Chancery Division, in London (the “Court”) on January 23, 2014. In its ruling, the Court considered the fairness of the transaction and determined that the terms and conditions of the issuance of new shares of common stock of the Company in exchange for the issued and outstanding shares of Xenetic UK were fair. Accordingly, the new shares of common stock of the Company issued as part of the Acquisition are “Exempted Securities” under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Scheme, the Company exchanged 56 new shares of Company common stock for every whole 175 shares of Xenetic UK capital stock. This transaction resulted in Xenetic UK becoming a wholly owned subsidiary of the Company.

As a result of the Acquisition the holders of all of the capital stock of Xenetic UK immediately prior to the closing of the Acquisition exchanged their shares for a total of 132,545,504 newly issued shares of the Company’s common stock.

An Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations, previously executed on November 21, 2013 (the “Hive Out Agreement”), became effective upon closing of the Acquisition. Under the terms of the Hive Out Agreement, ten million shares of the Company’s common stock held by General Sales & Leasing, Inc.’s former controlling shareholder, Oxbridge Technology Partners SA (“Oxbridge”), were canceled and returned to treasury. In exchange, Oxbridge acquired all issued and outstanding shares of both of our former operating subsidiaries, Shift It Media Co. and General Aircraft, Inc. In addition, Oxbridge has assumed any and all liabilities connected with the business being transferred and has indemnified the Company for any losses arising out of such liabilities. The Hive Out Agreement also required a payment to Oxbridge in the amount of US dollars (“$”) 430,000. The $430,000 payment was made shortly after the closing of the Acquisition. As a result of the Hive Out Agreement, the Company’s assets, liabilities, and continuing operations are now exclusively those of Xenetic UK.

Immediately following the Acquisition, there were 136,045,504 shares of the Company’s common stock issued.

There were 13.5 million shares of the Company’s common stock outstanding immediately before giving effect to the stock issuances in the Acquisition and the cancellation of ten million shares previously held by our largest shareholder, Oxbridge pursuant to the Hive Out Agreement. Immediately after the occurrence of these events, the common shares of the Company were as follows:

Held by:	Number of shares
Former Xenetic UK shareholders	132,545,504
Existing shareholders of the Company	3,500,000
136,045,504

As of the date of the Scheme through the date of closing of the Acquisition, there were no material relationships between the Company or any of its affiliates and Xenetic UK, other than with regard to the Acquisition.

The foregoing description of the Acquisition and the Hive Out Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Court Order, Scheme and the Hive Out Agreement incorporated herein by reference to Exhibits 9.1 and 9.3 to this Report on Form 10-K.

General Changes Resulting from the Acquisition

The Company intends to carry on the business of Xenetic UK as its sole line of business. The former sole officer and director of the Company, Ari Nagler, resigned in January 2014. Upon completion of the Acquisition, the new officers and directors of the Company were comprised of certain of the officers and directors of Xenetic UK. The Company has relocated its principal executive offices to the Ledgemont Research Center at 99 Hayden Ave., Suite 230, Lexington, Massachusetts 02421. The Company’s telephone number is now 781-778-7720 and its website is www.xeneticbio.com. The Company has changed its fiscal year end from August 31 to December 31.

The financial statements contained in this Annual Report filed on Form 10-K reflect the financial position and the results of operations of Xenetic UK as of December 31, 2013 and 2012 and for the years then ended prepared in accordance with accounting standards generally accepted in the USA (“US GAAP”).

Stock Purchase Agreement

On January 29, 2014 the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Baxter Healthcare SA (“Baxter SA”), pursuant to which the Company sold to Baxter SA 10,695,187 shares of the Company’s common stock, par value $0.01 per share (the “Shares”) for $10 million (the “Purchase Price”) which is filed as Exhibit 10.8 to this Annual Report on Form 10-K and incorporated herein by reference.

Pursuant to the Purchase Agreement, Baxter SA agreed that until the earlier of (i) three months after the effective date of a listing of the Company’s common stock on the NASDAQ Stock Market or (ii) January 29, 2015 (such earlier date, the “Lock-Up Expiration Date”), Baxter SA would not assign, transfer, sell or dispose of the Shares to any party other than a wholly owned subsidiary. In addition, Baxter SA agreed that until the 12 month anniversary of the Lock-Up Expiration Date, it would not sell or offer to sell any shares of the Company’s common stock in an amount that would exceed 15% of the daily trading volume of Company’s common stock on the principal market or exchange on which the shares of Company’s common stock are traded, and in no event would Baxter SA sell or offer to sell more than 15% of the Shares in any one month period.

The Shares were sold in a private placement and were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Baxter SA is an “Accredited Investor” as such term is defined in Regulation D promulgated under the Securities Act. For a further discussion of the Purchase Agreement please refer to “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities” in this Annual Report filed on Form 10-K.

Overview of Business

As discussed in “Recent Developments”, above, in this Annual Report filed on Form 10-K, the Company is now carrying on the business of Xenetic UK as its sole line of business. Xenetic UK, and now therefore, the Company, is a clinical stage biopharmaceutical company that is focused on the research and development of certain pharmaceutical products for use in humans that incorporate the use of its patented and proprietary platform technologies that we believe will enable the creation of novel and next generation drug therapies primarily for orphan indications.

We hold US and international patents and other proprietary rights to three distinct platform technologies that are designed to treat a variety of indications with potential use advantages over competing products.

The Company’s three distinct technologies are summarized below:

PolyXen®

An enabling technology that utilizes Polysialic Acid (“PSA”), a biopolymer, a chain of sialic acids which is a natural constituent of the human body. PSA is designed to extend the half-life in circulation in the human body for a variety of existing drug molecules and, thereby, to create potentially superior next generation drug candidates.

OncoHist™

A novel therapeutic platform that utilizes the properties of the human histone H1.3 (“H1.3”) for the development of drug candidates for the treatment of a broad range of cancer indications. OncoHist™, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, in the cell nucleus, and is therefore expected to be less toxic and immunogenetic than other oncology therapies.

ImuXen®

A novel liposomal co-entrapment encapsulation technology designed to create new vaccines and improve the use and efficacy of certain existing vaccines for use in the human body. The technology is based on the co-entrapment of the nominated antigen(s) in a liposomal vesicle, a design that is intended to maximize both cell and immune system mediated responses.

All of the Company’s drug candidates are in the development stage and none has yet received regulatory approval for marketing in the US by the U.S. Food and Drug Administration (the “FDA”) or by any other applicable agencies in other countries.

First formed in 1997 as a spin out from University College London School of Pharmacy, Xenetic UK’s laboratories were based in London, England, until November 2013. The Company made its first move towards the US when, in early 2013, it committed to set up a Drug Development Centre of Excellence in the Boston area, a decision that resulted in the physical relocation of its scientific level of effort to the recently opened laboratories in Lexington, Massachusetts. The next pivotal stage of corporate advancement was concluded in January 2014 as a consequence of the successful completion of the reverse merger noted previously under “Significant Transaction” in Item 1 of this Annual Report filed on Form 10-K which resulted in the full transition to the US of the Company’s headquarters and public trading on the Over-the-Counter Bulletin Board (“OTCBB”). The Company believes that it will be better able to attract and retain qualified scientific researchers and other staff in its new Lexington location due to the Boston area having a wealth of talent in orphan drug development and market launch expertise.

Our Business Strategy

The Company intends to advance the clinical development of its drug candidates through a combination of conducting its own in-house research and through the use of the outside services of contract manufacturing and research organizations. In addition, the advancement of its drug candidates is dependent, in part, on several important co-development collaborations and strategic arrangements. Together with its collaborative associates, Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as “Baxter”), SynBio LLC (“SynBio”), a Russian pharmaceutical company and significant shareholder in the Company, OJSC (“Open Joint Stock Company”) Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company and Serum Institute of India Limited (“Serum Institute”), one of India’s largest biotech companies and a shareholder in the Company, the Company is focused on developing its pipeline of next generation bio-therapeutics and novel orphan drugs in oncology based on the Company’s PolyXen®, OncoHist™ and ImuXen® technology platforms.

The Company’s strategy is to develop its orphan drug candidates through to market launch. The Company plans to bring its orphan candidates to full and final regulatory approval and commercialization. For the non-orphan drugs vested in its pipeline via the collaborations, eg. ErepoXen®, the Company will develop to a stage that will enable it to seek profitable out-licensing arrangements with major pharmaceutical companies for further development and eventual commercialization, in exchange for milestone payments and royalties from product sales. Its collaborative out-licensing agreements relating to the platforms are an integral part of its early-stage monetization strategy.

Even with regard to its strategy of current and planned future co-development collaborations and out-licensing, the Company must raise significant additional capital in order to develop its drug candidates to the point of commercialization. The Company will be evaluating with the board when to seek additional financing to raise additional working capital to pursue its business strategy. Although the Company is optimistic, there can be no assurance that it will be successful in raising additional working capital in the future. If not successful, the Company’s business could be adversely affected.

Reliance on Principal Customer

Since August 2005, Baxter has been a principal customer of the Company, accounting for the substantial portion of the Company’s revenue, through up-front payments and fee for services. Please refer to the agreement with Baxter under the caption “Significant Co-Development Collaborations and Strategic Arrangements” below for further information regarding the importance of the Company’s relationship with Baxter.

Our Technologies

PolyXen®

PolyXen® is a platform technology based on the concept of polysialylation. PSA is a polymer chain composed of sialic acids linked together. Sialic acid is found on the external membrane of a number of cell types in the body. In addition, it is a natural component expressed on the external membrane on a number of bacterial types. The chain of sialic acid molecules can be anywhere from 4 to over 200 individual sialic acid molecules in length. The Company uses the linear form of PSA called colominic acid. It is a natural, hydrophilic polymer isolated from a bacterial strain of E. coli K1. This natural glycan is negatively charged, non-toxic and is biodegradable. The PSA chain is extensively purified from large-scale bacterial cultures under Current Good Manufacturing Practices (“cGMP”) conditions, modified to specified sizes and then attached to defined sites on the therapeutic. Both the site of attachment and the length of the PSA chain can enhance the properties of the therapeutic.

The major effect of PSA addition to a therapeutic is to change the apparent hydrodynamic radius of the molecule. This physical alteration then changes a number of the biological characteristics of the therapeutic.

The most noticeable, and perhaps the most relevant, is an extension of the lifetime of the therapeutic in blood circulation. This is due to the increase in the size of the drug which results in a decrease in the clearance rate of the molecule in the kidney by glomerular filtration. In addition, studies have shown changes in other biological characteristics such as protease sensitivity and temperature sensitivity. An added benefit is that the conjugated molecules are less viscous in solution than comparable other technologies, providing the potential for easier injections and fewer injection site reactions. Furthermore, we believe that utilizing PSA to an existing marketed drug may allow for patent extension, thereby potentially creating a patent-protected next generation candidate.

The current standard for certain biologic delivery agents is methyl Polyethylene Glycol (“PEG”) which is attached similarly to therapeutics. The mode of action between PSA and PEG is similar, increasing the apparent size of the molecule and thereby increasing the circulating time of the drug in the blood. PEGylation is a proven technology that can offer advantages in terms of pharmacokinetics and pharmacodynamics for therapeutics over non-modified, first generation molecules. There are a number of PEG modified molecules on the market, in clinical trials and under development. However, PEGylation is deemed to have limitations. It is not biodegradable and can accumulate intracellularly, leading to potential vacuole formation in the cells at high doses. PSA is a chain of sialic acids which is a natural constituent of the human body. PSA is biodegradable into individual sialic acid units. In addition, PEG in many cases has been shown to be immunogenic when coupled to proteins and can activate the complement system, as well as, showing limitations on particular molecules. Polysialylation has to date been shown to be non-immunogenic as well as demonstrating greater versatility and fewer limitations on early-stage development relative to PEG. We believe PSA may provide the advantages of PEG without its disadvantages, offering a potential advance over PEG molecules.

OncoHist™

OncoHist™ is based on research covered under our patent portfolio related to novel functions of histones. Histone H1 has strong anti-proliferative properties against cancer cells of different histological origin. This has been demonstrated extensively for hematologic malignancies, such as leukemias, lymphomas, and myelomas, and also for tumors from other tissues. Susceptibility of cells to the cytotoxic effect of histones is determined by the ability of histone H1 to selectively destabilize the tumor cell membrane, which results in cell death.

A novel form of the molecule was developed by the Company and a patent filed for the protection of the new chemical entity, N-bis-met-histone 1.3 (OncoHist™) in use against cancer, providing patent protection at least until 2027. The activity of the new molecule was tested on 58 tumor cell lines derived from various tissues. Hematopoietic tumor cell lines were found to be among the most sensitive cell lines. The mechanism of action appears to be novel, involves the binding of OncoHist™ to the cell membrane and is completely different than that of other therapeutic agents on the market for hematopoietic cancers. Confirmatory work on this mode of action with more detailed analyses is being conducted by Dana-Farber Cancer Institute (“Dana-Farber”). Hematopoietic tumor lines resistant to current chemotherapeutic agents have still been sensitive to OncoHist™.

In research work, the compound was tested at the National Cancer Institute in 60 human cancer cell lines from different tissue samples and showed high cytotoxic efficacy throughout, which would suggest a broad acting oncolytic potential. OncoHist™’s potency and potential to inhibit growth of cells from various histological origins were confirmed through in-vitro testing against the US National Cancer Institute 60 (“NCI-60”). OncoHist™ was awarded orphan drug designation (Orphan Medicinal Product Designation (“OMPD”)) for treatment of Acute Myeloid Leukemia (“AML”) by the European Commission in December 2007 and by the FDA in October 2008. OncoHist™ was awarded an additional OMPD status for Acute Lymphocytic Leukemia (“ALL”) by the European Medicines Agency (the “EMA”).

A Phase I-II trial to evaluate the safety and tolerability of OncoHist™ was conducted in 2008 at Saarland University, in Germany with 22 AML patients. Tolerability and safety results were favorable with indications of the drug being immunologically safe. Clinical effects were noted in seven patients with three partial remissions. Most notably, two patients who had received two treatment cycles each experienced stabilization of their disease for 7 and 17 months.

A clinical trial with 120 AML patients has been started in clinical centers in the Russian Federation. The aim of this trial is to examine the potential benefits of OncoHist™ in combination with standard therapy: cytarabine with mitoxantrone (“HAM”). An additional Non-Hodgkins Lymphoma (“NHL”) trial has also been initiated in Russia. As an integral part of the Company’s strategy, we await later stage clinical data on NHL to determine whether to progress this candidate into US FDA trials.

ImuXen®

ImuXen® is a patented platform technology based on the concept of simultaneous delivery of multiple Active Pharmaceutical Ingredients (“APIs”) as antigens with the same liposome. The liposomes are composed of lipids that encapsulate an aqueous core. The APIs can be trapped in the core, be associated with the lipids, or both. Proteins, peptides, nucleic acids, polysaccharides and live or inactivated infectious agents can all be used as an API with the same liposome. Both the size and the lipid composition can be controlled which affects the biological properties of the liposome. Manufacturing involves the passive entrapment of the vaccine APIs by freeze drying commercially available liposomes with the antigens of interest. When the material is rehydrated it yields liposomes with the entrapped APIs.

Having multiple APIs formulated with the same liposome allows simultaneous delivery of the antigens to the same antigen presenting cell. This may allow a more efficient immune response to all the agents presented. In addition, it is possible that multiple vaccines can be delivered with a single injection. Relevant pre-clinical studies have shown a reduction in the dose required, a reduction in the number of doses required and a faster immune response time. This efficient immune response also may allow for use of antigens that traditionally give a poor antibody response.

A Phase I/II clinical trial to treat Relapsing Remitting Multiple Sclerosis (“RRMS”) and Secondary Progressive Multiple Sclerosis (“SPMS”) is in progress in the Russian Federation. Peptides corresponding to antigenic sections of basic myelin protein were encapsulated within liposomes to be used as the therapeutic agent (MyeloXen™). Administration of MyeloXen™ to patients has occurred and follow-up monitoring is in progress. As an integral part of the Company’s strategy, we await later stage clinical data on MyeloXen™ to determine whether to progress this candidate into US FDA trials.

Significant Co-Development Collaborations and Strategic Arrangements:

Baxter Healthcare SA and Baxter Healthcare Corporation

In August 2005, the Company entered into an exclusive research, development and license agreement (the “Baxter Agreement”) with Baxter pursuant to which the Company has granted to Baxter a worldwide, exclusive, royalty bearing license to the Company’s PSA patented and proprietary technology in combination with Baxter’s proprietary molecules designed for the treatment of blood and bleeding disorders. The Baxter Agreement represents a significant arrangement for the Company. The Baxter Agreement has been amended six times since 2005 with the latest amendment being effective in January 2014.

Since 2010, Baxter has conducted all research activities under the collaboration and Baxter is the party responsible for achieving the research, regulatory and sales milestones.

Under the Baxter Agreement, as amended in January 2014, the Company may be entitled to receive regulatory and sales target receipts (in addition to royalties receivable) for total potential milestone receipts of $100 million, however, the receipt of such milestone receipts is subject to conditions which Baxter may or may not achieve.

Since August 2005, the Company has received approximately $19 million from Baxter that includes milestone receipts, fees for services and a $10 million purchase of common stock of the Company in January 2014. The Company received a non-refundable $1 million payment from Baxter in 2013 which is recognized as revenue for 2013.

The Company received a non-refundable $2 million payment from Baxter in 2010 and granted Baxter warrants to purchase approximately 4.6 million new shares of common stock of the Company in connection with the 2010 amendment to the Baxter Agreement.

Baxter is in the pre-clinical phase of its development effort in connection with this collaboration. Baxter has agreed to meet a number of due diligence milestones under the 2014 amendment relating to: Clinical Trial Authorization submission, Final Clinical Study Report and Biologics License Application (“BLA”) submission. There are very limited provisions to further modify the Baxter Agreement. There can be no assurance if or when Baxter will actually achieve any of the due diligence milestones.

SynBio LLC

In August 2011 the Company entered into a stock subscription and collaborative development agreement with SynBio (the “Co-Development Agreement”) pursuant to which the Company granted SynBio an exclusive license to develop, market and commercialize certain drug candidates utilizing molecules based on the Company’s PolyXen® and OncoHist™ technologies in the Russian market and the Commonwealth of Independent States (the “CIS”) (including Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Republic of Moldova, Tajikistan, Turkmenistan and Uzbekistan), collectively the “SynBio Market”. In exchange for the Company granting to SynBio those certain license rights, SynBio granted an exclusive license to the Company to use any SynBio pre-clinical and clinical data generated by SynBio, at its own expense, in connection with those development efforts and to engage in the development and commercialization of drug candidates that may arise from the collaboration in any territory outside of Russia and the CIS based upon the Co-Development Agreement.

The Company hopes and expects to mitigate certain technical and commercial risks of drug development by working in collaboration with SynBio. Under the Co-Development Agreement, SynBio is responsible for progressing six new product candidates through human proof of concept trials in Russia as primary validation for the initiation of EMA/FDA clinical trials by the Company. The Co-Development Agreement will operate alongside the current arrangements which the Company has entered into with Pharmsynthez, where a further six product candidates are undergoing clinical development in Russia with the same overall commercial objectives.

The primary goal of the Co-Development Agreement is to research and develop drug candidates for planned commercialization using SynBio and the Company’s combined respective expertise and technologies. Drug candidates must meet the success criteria as decided upon by a joint steering committee, which includes representation from both SynBio and the Company, where the Company has the right to appoint the Chair who has the casting vote. Once a potential drug candidate is selected, clinical trials will be separately conducted by each company in their respective territories with the goal to achieve regulatory approval of the products for commercial sale.

SynBio and the Company are responsible for funding and conducting their own research activities. There are no milestones or other research related payments provided for under the Co-Development Agreement other than fees for the provision of each party’s respective research supplies based on their technology. For the years ended December 31, 2013 and 2012, the Company has recognized $0 and $100,000 in supply service revenues respectively, in connection with the Co-Development Agreement.

Concurrent with entering into the Co-Development Agreement, the Company entered into a stock subscription agreement with SynBio pursuant to which the Company sold SynBio approximately 35.5 million shares of newly issued common stock for cash of approximately $18.6 million.

Pursuant to the Relationship Deed signed concurrent with the 2011 Co-Development Agreement and subscription, the Company granted SynBio (as Controlling Shareholder) the right to appoint two directors to the extent their shareholding is greater than 40% in the Company. The Relationship Deed of 2011 was replaced in January 2014 with a Director Appointment Agreement (exhibit herewith) containing that same provision. Further undertakings therein state that, as long as the Controlling Shareholder holds more than 25% of the Company’s common stock, all transactions and relationships between it and the Company will, (a) be at arm’s length and on a normal commercial basis; (b) it will not seek to exercise any day-to-day operational or managerial control over the business of the Company, nor, (c) influence any director or non-executive director in any way in regard to the conduct of the Company’s business. The agreement contains further provisions relating, inter alia, to: nominee board appointments, conflicts of interest, acting in good faith and terms of confidentiality.

Serum Institute of India Limited

The Company entered into a license agreement with Serum Institute in December 2004. Since December 2004 the license agreement has been amended several times, most recently during August 2011. The company has also entered into a Development and Manufacturing Agreement (“DMA”) with Serum Institute. The DMA was originally entered into in August 2006 and has been amended several times, most recently in August 2011.

The 2011 amendment also modified the original 2006 DMA for the supply of PSA by Serum Institute to the Company and its collaborative partners. Serum Institute will have the non-exclusive right to supply PSA to the Company and the Company’s collaborative partners and customers on a cost-plus basis. On an individual basis, Serum Institute may enter into separate supply agreements with the Company and/or its collaborative partners for the purpose of providing a supply of PSA directly to the collaborative partners. Further, any agreement between Serum Institute and a collaborative partner shall not create any obligation or liability for the Company.

Concurrent with the 2011 amendment, the Company granted Serum Institute warrants to purchase 2.4 million shares of common stock of the Company in three tranches of 800,000 shares of common stock each. Serum Institute did not exercise these warrants and they expired during 2013.

In addition, the DMA allows for Serum Institute to nominate a non-executive director to the Board of Directors of the Company as long as Serum Institute or its subsidiaries holds at least 6% of the Company’s common stock. Serum Institute presently owns approximately 9.2% of the common stock of the Company.

OJSC Pharmsynthez

In November 2011, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen® and ImuXen® technology anywhere within Russia and the CIS. In exchange, Pharmsynthez granted an exclusive license to the Company to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates in any territory outside of Russia and the CIS at the Company’s own expense.

In accordance with the terms of the Pharmsynthez Arrangement, the Company licensed certain PolyXen® and ImuXen® technology rights for use in Russia and the CIS as well as certain clinical and research data developed by the Company on the six product candidates to Pharmsynthez.

The Company hopes and expects to mitigate certain technical and development risks inherent in clinical trials for new drug candidates by working in close collaboration with Pharmsynthez. Under the agreement, Pharmsynthez is responsible for progressing six new drug candidates through human proof of concept trials in Russia as primary validation prior to the initiation of EMA/FDA clinical trials by the Company outside of Russia. The license agreement will operate alongside the current arrangements which the Company has entered into with SynBio, discussed above.

A joint steering committee where the Company has the right to appoint the Chair who has the casting vote was established to facilitate the communication of scientific data and to assist generally with each party’s research decisions and to monitor research and development progress under the Pharmsynthez Arrangement.

Pharmsynthez and the Company are each responsible for funding their own company’s research activities. There are no milestone or other research related payments due under the agreement other than fees for each company’s respective research supplies based on their technology.

Tabular Summary of Current Stage of Development of the Company’s Technologies

PolyXen®

Product Candidate	Indication	Clinical Developer	Country	Program Name/Developmental Stage
ErepoXen®	Anemia	Xenetic	Australia	PSA-EPO-06: ICH Compliant Phase II in-process being conducted in Australia
Factor VIII	Hemophilia	Baxter	US	PSA-FVIII: Pre-clinical study being conducted by Baxter
ErepoXen®	Anemia	SynBio	Russia	PSA-EPO-05: Russian Phase II(a) completed. Russian Phase II(b)/III designed
PulmoXen™	Cystic Fibrosis	Pharmsynthez	Russia	PMO-CF-01: Awaiting Russian regulatory approval to commence Phase II clinical trial. Phase I completed.
ErepoXen®	Anemia	Serum Institute	India	PSA-EPO-03: Phase II(a) intravenous human clinical trials conducted in India are ongoing. Subcutaneous Phase II(a) completed.

OncoHist™
Product Candidate	Indication	Clinical Developer	Country	Program Name/Developmental Stage
OncoHist™ AML	Acute Myeloid Leukemia	Xenetic	US	Onc-AML-01: Pre-clinical study
OncoHist™ AML	Acute Myeloid Leukemia	SynBio	Russia	Onc-AML-02: Russian Phase II
OncoHist™ NHL	Non-Hodgkins Lymphoma	SynBio	Russia	Onc-NHL-01: Russian Phase II dose ranging studies are completed in Russia

ImuXen®

Product Candidate	Indication	Clinical Developer	Country	Program Name/Developmental Stage
MyeloXen™	Multiple Sclerosis	Pharmsynthez	Russia	IMU-MS-01: Entered into Russian Phase I/II(a). Dose ranging phase completed and undergoing dose confirmation studies

Most advanced product candidate in the pipeline: ErepoXen®

The Company’s drug candidate that is currently the most advanced in its clinical pipeline is ErepoXen® (polysialylated erythropoietin (“PSA-EPO”)) which uses the Company’s PolyXen® technology for the treatment of anemia in Chronic Kidney Disease (“CKD”) patients. This candidate has been a co-development project with our long established strategic partner, Serum Institute, and is in human Phase II(a) clinical trials in India for intravenous administration in patients on dialysis in parallel with similar trials in India for subcutaneous administration for patients not on dialysis which has completed Phase II(a).

The product strategy for ErepoXen®, being a potentially mainstream drug addressing a substantial global market, includes seeking an out-license arrangement for the continuing development of ErepoXen® as either a Phase II(b) or Phase III candidate with a well-capitalized license partner more experienced at taking drug candidates through the latter stages of human clinical trials and better able to execute a global market launch. If successful, this strategy could:

(a)	be the beginning of the monetization of the Company’s IP investment to date in ErepoXen® by way of an upfront license payment plus milestone payments as the product is advanced through the clinic; and

(b)	potentially reduce the timeline for incoming royalty revenues if ErepoXen® is taken to market by an already leading provider with an established market presence.

The ErepoXen® strategy, when implemented, should have the effect of decreasing demands on the Company’s own financial and working capital resources, allowing those resources to be applied towards the in-house development and marketing of new orphan and rare disease candidates where the Company is better able to maintain financial and clinical control throughout the process from pre-clinical development, through IND filing, human clinical trials, and potentially market approval and product launch.

In addition, ErepoXen® has also received regulatory approval to enter Phase II(b)/III human clinical trials in Russia. The Company expects SynBio (one of its Russian co-development partners) to enter the commercialization and marketing stage of ErepoXen® in the Russian and CIS markets as the first market launch for a PSA candidate.

Second most advanced product candidate in the pipeline: OncoHist™

The Company’s second most advanced drug candidate is OncoHist™ AML. Further development of OncoHist™ is the 2014 priority for the Company in the US. The Company expects to be able to utilize clinical material that is currently being supplied to it by SynBio for use in pre-clinical toxicity studies that are expected to be completed in the first half of 2014. In addition, the Company is planning to establish a second source supplier of OncoHist™ material suitable for humans in Phase I/II(a) clinical trials under cGMP. We hope to commence clinical trials in the US during the first half of 2015. Certain OncoHist™ data, generated by SynBio, that is available to us for analysis has advanced our understanding of this drug candidate at a reduced cost to the Company when compared to the cost of the Company generating the same data using its own capital.

Other product candidates in the pipeline

The Company believes a group of future drug candidates for additional oncology indications might be able to be developed based on existing and future pre-clinical and clinical data and the same manufacturing and supply under its OncoHist™ AML program. Specifically, we expect to be able to utilize the results from substantially all of our pre-clinical toxicity and other pre-clinical data generated in the development of OncoHist™ AML for a variety of other cancer indications focused on orphan indications while leveraging off the work and expense applied at the front end for cGMP OncoHist™.

We also believe that the platform nature of our technologies should allow us to also pursue additional indications from existing and future scientific data to be developed under our PolyXen® and ImuXen® technology programs.

Research and Development Programs

PSA-EPO-06: Xenetic ErepoXen® Clinical Trial

This is an International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) compliant Phase II open label clinical, sequential multiple dose finding study for subcutaneously administered PSA-EPO in CKD patients not on dialysis and not receiving erythropoiesis stimulating agents. It is being conducted in Australia and New Zealand. Patients with hemoglobin levels between 8 and 10 grams per deciliter (“g/dL”) are given the drug candidate once every two weeks. If the hemoglobin level increases to between 10 and 12 g/dL the patient is moved to once every four week administration. The response of the first cohort of patients to the lowest dose is evaluated. The endpoint is to determine the dose of PSA-EPO that is safe and will move the patient’s hemoglobin level into the 10 to 12 g/dL range. We expect to have first interim reporting in the second half of 2014 with second interim reporting by the end of 2014 or the beginning of 2015. The costs for this trial are being borne by the Company. Costs will be dependent on how many cohorts will have to be treated. Estimated time to completion is one year from the current date. Clinical material was manufactured for the Company by Serum Institute. The trial is being run by Novotech Pty Limited (“Novotech”) of Australia.

PSA-FVIII: Baxter Factor VIII Pre-Clinical Program

PSA-recombinant Factor VIII has been developed as a long acting therapeutic to treat hemophilia. Baxter is running this program, which is in the pre-clinical study phase. Baxter has agreed to meet strict due diligence time milestones based on: Clinical Trial Authorization submission in respect of Phase I/II clinical trials, Final Clinical Study Report Phase I/II and BLA submission all by fixed dates per the contract. The total cost of this program is being borne by Baxter. There can be no assurance if or when Baxter will actually achieve any of these due diligence milestones.

PSA-EPO-05: SynBio ErepoXen® (Epolong) Clinical Trial

This is a Phase IIb/III open label clinical, sequential multiple dose finding study for subcutaneously administered PSA-EPO in CKD patients not on dialysis and not receiving erythropoiesis stimulating agents. Patients will be compared to a control arm with Aranesp® (darbepoetin alfa). The study is being conducted in the Russian Federation and has three groups. All three groups have to have an initial hemoglobin level of between 8 and 10 g/dL. Group 1 patients receive the comparative drug, Aranesp® once every two weeks throughout the study period of 24 weeks. Group 2 patients receive PSA-EPO once every two weeks throughout the study period unless the hemoglobin level goes above 12 g/dL. Group 3 patients receive PSA-EPO every two weeks until their hemoglobin levels are between 10 and 12 g/dL. Group 3 patients then receive PSA-EPO every four weeks. The starting dose for both clinical drugs is the lowest dose level. Dose adjustment, either up or down depending on patient response, occurs every four weeks. The trial is currently in progress. The total cost for this clinical trial is being borne by SynBio. The clinical material was manufactured by Serum Institute. The clinical trial is being run by OCT-Clinical Trials (“OCT”) of Russia.

PMO-CF-01: Pharmsynthez PulmoXen™ Clinical Trial

This is a Phase I(a) open label two dose safety study for inhaled PSA-DNase 1 in Cystic Fibrosis (“CF”) patients and has been completed and reported on April 7, 2014. The study is being conducted in Russia. Six healthy volunteers per dose level inhaled a single dose of PulmoXen™ and then were examined for lung function and adverse events. Two dose levels were performed. No adverse events were reported and lung function was reported to be normal. Clinical trials with CF patients are in the planning stage. The total cost of the trial is being borne by Pharmsynthez. The trial is being run by OCT of Russia.

If and when satisfactory clinical patient data comes out of this collaboration that provides the Company a level of comfort that the drug candidate is safe and efficacious, the Company will pursue its own development program for this candidate. However, the Company would have to raise additional capital to pursue its own development of this drug candidate.

PSA-EPO-03: Serum Institute ErepoXen® Clinical Trial

This is a Phase II(a) open label clinical, sequential single dose finding study for intravenously administered PSA-EPO for CKD patients who are on dialysis. This intravenous trial follows the successful completion of two subcutaneous PSA-EPO clinical trials in India. The first was a Phase I single dose range finding study for subcutaneously administered PSA-EPO in healthy volunteers. The second was a Phase II single dose range finding study for subcutaneously administered PSA-EPO in CKD patients not on dialysis. All trials are being conducted in India. Patients with hemoglobin levels less than 11 g/dL are given a single dose of PSA-EPO. The patient’s pharmacodynamic, pharmacokinetic and immunogenic parameters are then followed for the next 28 days. Dose levels in escalating form will then be administered. Safety and experimental parameters will be examined at the end of each dosing cohort before moving onto the next level. The first cohort of patients at the lowest dose level has been finished. There were no Serious Adverse Events (“SAEs”) attributable to PSA-EPO reported thus far. Initiation of the second cohort of patients at a higher level is in progress. The endpoint of the trial is to determine the maximum tolerated single dose of PSA-EPO. The total cost of the clinical trial is being borne by Serum Institute and the clinical material was manufactured by Serum Institute. The clinical trial is being run by SIRO Clinpharm Pvt. Limited of India.

ONC-AML-01: Xenetic OncoHist™ Clinical Trial

The Company expects to submit an IND filing for Phase I/II(a) clinical trials for AML to the FDA and commence clinical trials during the first half of 2015. We expect this to be an open label increasing dose ranging study to assess the safety, tolerability and efficacy of OncoHist™ both alone and in combination with Ara-C for adult patients with refractory or relapsed AML. This trial will be conducted in the US. Data from the previously completed work by Saarland University’s Phase I clinical trial and the SynBio clinical trials will be used to aid in the design of the clinical protocol. Clinical material will be produced by a cGMP compliant manufacturing facility in Belgium that has a record of successful FDA inspections. Selection of the Clinical Research Organization (“CRO”) to run the trial is in progress. The costs for the clinical trial are being borne by the Company. The Company will need to raise additional capital to develop this drug candidate through late stage clinical trials and intended market launch. The OncoHist™ technology was acquired as part of the Company’s acquisition of SymbioTec GmbH (“SymbioTec”) in January 2012 and was valued at $9.6 million as of the acquisition date.

ONC-AML-02: SynBio Arahist-09 Clinical Trial

This is a Phase II open label increasing dose ranging study to assess the safety, tolerability and efficacy of OncoHist™ in combination with HAM in adult patients with refractory or early relapsed AML. This study is being conducted in Russia. Patients are receiving one cycle of HAM regimen (one week) and one cycle of OncoHist™ regimen (three times per week for three weeks). The HAM regimen is based on the standard of care in Russia.

The OncoHist™ regimen is based on the maximum dose used at Saarland University in Phase I clinical trials. This study is ongoing. The total cost of the trial is being borne by SynBio. The clinical material for this OncoHist™ trial was manufactured at the Shemyakin Institute in Moscow for SynBio. The trial is being run by OCT of Russia.

ONC-NHL-01: SynBio Anahoret Clinical Trial

This is a Phase II open label increasing dose ranging study to assess the safety, tolerability and efficacy of OncoHist™ as a single agent in treating NHL. This study is being conducted in Russia. Patients received three infusions weekly with increasing dose levels in weeks two and three up to a maximum dose level of OncoHist™. The trial is ongoing. The total cost of the trial is being borne by SynBio. The clinical OncoHist™ drug was manufactured at the Shemyakin Institute in Moscow for SynBio. The trial is being run by OCT of Russia.

If and when satisfactory clinical patient data comes out of this collaboration that provides the Company a level of comfort that the drug candidate is safe and efficacious, the Company will pursue its own development program for this candidate. However, the Company would have to raise additional capital to pursue its own development of this drug candidate.

IMU-MS-01: Pharmsynthez MyeloXen™ Clinical Trial (Multiple Sclerosis)

This is a Phase I open label clinical sequential dose finding study for subcutaneously administered MyeloXen™ (liposomes containing peptides for basic myelin protein) in healthy volunteers and patients. The study is being conducted in Russia. Six healthy volunteers were given a single subcutaneous low dose of MyeloXen™ with no identified safety concerns noted thus far. Nine Multiple Sclerosis (“MS”) patients were then given weekly, increasing doses of MyeloXen™ to identify the maximum tolerated dose. The dosing was completed and the patients are now being monitored. No safety concerns were identified thus far. An additional 12 patients will next be recruited for multiple doses at the maximum tolerated dose for the third stage of this clinical trial. The total cost for the clinical trial is being borne by Pharmsynthez. The clinical material was manufactured by Pharmsynthez. The clinical trial is being run by OCT of Russia.

If and when satisfactory clinical patient data comes out of this collaboration that provides the Company a level of comfort that the drug candidate is safe and efficacious, the Company will pursue its own development program for this candidate. However, the Company would have to raise additional capital to pursue its own development of this drug candidate.

Patents and Proprietary Rights

The Company currently owns 29 US and 118 foreign patents and over 90 pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PolyXen® technology platform covering polysialylation and advanced polymer conjugate technologies, as well as proprietary product candidates including ErepoXen® and PulmoXen™. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates and methods of administering polymer conjugates. In addition, our patent portfolio contains patents and patent applications that encompass our OncoHist™ technology platform including use of histones for the treatment of different cancers. The OncoHist™ patent portfolio, acquired as part of our acquisition of SymbioTec GmbH in January 2012, includes OncoHist™, a bis-Met histone. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of 20 years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to, or disclose, our trade secrets. Thus, while we rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, any loss of such rights could harm our business, results of operations and financial condition.

In certain situations where we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by limitations in our access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee that we will not be accused of, or be determined to be, infringing a third party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a products encompassed by our patent(s). We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us. Further, we understand that if any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable IP protection.

US and foreign patent rights and other proprietary rights exist that are owned by third parties and relate to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the US and in other countries and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from third parties. There can be no assurance that we can obtain a license to any technology that we determine we require on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses, if required, may have a material adverse effect on our business, results of operations and financial condition. Further, we may not be able to obtain IP licenses related to the development of our drug candidates on a commercially reasonable basis, if at all.

It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Manufacturing and Supply

The Company does not maintain the capability to manufacture its own material necessary to support its drug candidate development programs nor does it intend to acquire such capability as part of its present business strategy. The Company currently has agreements in place with Serum Institute whereby Serum Institute produces clinical materials for use in the development of drug candidates involving our PolyXen® technology. The Company is currently dependent on SynBio for clinical materials with respect to its OncoHist™ AML research programs. The Company is investigating second source alternative suppliers for its clinical materials. There can be no assurance that it will be successful or that if a second source is secured that it would be available on commercially reasonable terms or in a timely fashion should any disruption in supply from Serum Institute or SynBio occur.

Government Regulation

General

The development, testing, manufacture, labeling, marketing, and promotion of any drug, including all of our drug candidates, are subject to extensive regulation in the US by the FDA under the Federal Food, Drug and Cosmetic Act and by other federal, state, local and foreign government laws and regulations including in the UK, Germany, Russia and other countries in which we conduct business.

The NDA Review Process

The steps ordinarily required before a new drug, that is subject to NDA approval, may be marketed in the US include pre-clinical laboratory tests, further relevant testing, formulation studies, the submission to the FDA of an IND filing (which must become effective before clinical testing may commence) and adequate and well controlled clinical trials on human subjects to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product, disease or condition for which the new drug is indicated.

Government regulation may delay or prevent marketing of potential products for a considerable period of time and requires substantial time, effort and financial resources on the part of a manufacturer. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as additional relevant trials to assess the potential safety and efficacy of the product. The conduct of the pre-clinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of pre-clinical testing are submitted to the FDA as part of an IND.

A 30 day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30 day period, clinical trials may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND process can result in substantial delay and expense.

Clinical trials typically involve the administration of the IND to volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial and the parameters to be used in monitoring safety and effectiveness. Each protocol involving testing on US subjects must be submitted to the FDA as part of the IND. The study protocol and informed consent information for patients in clinical trials must also be approved by the Institutional Review Board at each institution where the trials will be conducted.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in limited patient populations to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites. It is possible that Phase I, Phase II, or Phase III testing of product candidates may not be completed successfully within any specified time period, if at all.

After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the US. The NDA must include the results of extensive clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of an NDA is additionally subject to a substantial application user fee (unless eligible for a waiver or reduction), which currently range from $1,084,550 to $2,169,100, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has agreed to certain performance goals in the review of NDAs. The user fee goal for review of most non-priority applications is ten months. However, the review process is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

If FDA evaluations of the NDA and the manufacturing facilities and procedures, which typically involves an FDA on-site inspection, are favorable, the FDA may issue an approval letter or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications in an approved label. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor. As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions. Such labeling restrictions can materially impact the potential market and profitability of the drug. Once granted, product approvals can still be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once the NDA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports. Persons responsible for manufacture or distribution are subject to FDA inspections to assess compliance with applicable statutory and regulatory requirements. The Food and Drug Administration Amendments Act of 2007 also provides the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA.

Additionally, the FDA also strictly regulates the promotional claims that may be made about drug products. The FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of the Company’s products may depend on their superiority over existing therapies, any restriction imposed by FDA on the Company’s ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of the Company’s products and/or its costs.

Orphan Drug Act

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the US at the time of application for Orphan Drug Designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the US for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the US during the seven year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside the US, including the European Union (“EU”). The orphan legislation in the EU is available for therapies addressing chronic debilitating or life threatening conditions that affect five or fewer out of 10,000 persons or are financially not viable to develop. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if sponsors complete a pediatric investigation plan agreed upon with the relevant committee of the EMA.

Pediatric Information

Under the Pediatric Research Equity Act of 2007 (“PREA”), NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric sub-populations and to support dosing and administration for each pediatric sub-population for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted. The Best Pharmaceuticals for Children Act (“BPCA”), provides sponsors of NDAs with an additional six month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The Biologics Price Competition and Innovation Act provides sponsors of BLAs an additional six month extension for all unexpired non-patent market exclusivity on all forms of the biologic containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.

Foreign Regulation

In addition to regulations in the US, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Environmental Regulation

In addition to being subject to extensive regulation by the FDA, the Company must also comply with environmental regulation insofar as such regulation applies to the Company or its drug candidates. Our costs of compliance with environmental regulation as applied to similar pharmaceutical companies are minimal, since we do not currently, nor do we intend to, engage in the production of any of our drug candidates. The Company currently uses unaffiliated manufacturers to produce all of its drug candidate material and receive final material from such manufacturer, without any involvement on our part in the manufacturing process at any stage of the process.

Although we believe that our safety procedures for using, handling, storing and disposing of our product candidate materials comply with the environmental standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We do not carry a specific insurance policy to mitigate this risk to us or to the environment.

Employees

At March 31, 2014 the Company employed eight full time persons and one part time person. The Company is not a party to any collective bargaining agreement with its employees; nor are any of its employees a member of any labor unions. The Company is subject to certain statutory and contractual obligations in instances where it terminates UK based employees. These obligations, which are ordinary and customary in the UK, generally range from one to six months wages for terminated employees and would not be expected to represent a material adverse effect to the Company.

Competition

We are engaged in a rapidly evolving field. If our drug candidate development reaches the level of commercialization and marketing, we expect to compete primarily with established pharmaceutical companies such as Amgen Inc., Bristol-Myers and the Squibb Corp, F. Hoffmann-La Roche Ltd, Nektar Therapeutics and others. We also expect to compete with established pharmaceutical companies as well as academic institutions and other smaller pharmaceutical companies during the drug development stage of our progress. Competition is intense and expected to increase.

The large and rapidly growing market for new drug therapies for use in humans is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new drug therapies and many of these companies have greater financial and other resources and development capabilities than we do. Our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. Accordingly, certain of these competitors may succeed in obtaining approval for drug products and therapies more rapidly than us.

In addition to competing with universities and other research institutions in the development of drug products, therapies, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products or product candidates will be more effective or achieve greater market acceptance than competitive products, or that these companies will not succeed in developing products and technologies that are more effective than those being developed for us or that would render our products and technologies less competitive or obsolete.

Available Information

Our website address is www.xeneticbio.com. The information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports are available, free of charge, on or through our website as soon as practicable after we electronically file such forms, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operations of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Directors and Executive Officers

Set forth below is the name, age, position and brief account of the business experience of each of our executive officers and directors as of April 15, 2014:

Name	Age	Position
Michael Scott Maguire	50	President, Chief Executive Officer and Director
Colin W. Hill	68	Secretary, Treasurer, Chief Financial Officer and Director
Firdaus Jal Dastoor FCS	61	Director
Artur Isaev	43	Director
Sir Brian Richards	81	Director
Dr. Timothy R. Coté	53	Director
Darlene Deptula-Hicks	56	Director

Michael Scott Maguire

Mr. Maguire has been President, Chief Executive Officer and Director of the Company since January 2014 having been appointed pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Maguire served with Xenetic UK as its Chief Executive Officer from April 2004 to the present. His background is in life science and healthcare investment banking and he has advised many US and European companies on capital raisings and commercial development over his 26 year career. Mr. Maguire began his banking career with Merrill Lynch in 1987 in New York, and after receiving his MBA from the Babson Graduate School in 1993, he joined the healthcare division of W.R. Grace National Medical Care (“NMC”) where he helped develop the international healthcare division. During his time in charge of international business development, he helped double NMC’s international revenues through Mergers and Acquisitions. In 1996 he co-founded the Arthur Andersen global healthcare corporate finance practice based in London, a practice that he built to include a staff of 36 across the US and Europe, elevating to the role of managing director. Mr. Maguire is currently a director of Healthcare Capital Partners Limited, a healthcare corporate finance and proprietary investment boutique he co-founded in 2002 and a non-executive director of Renal Services (UK) Limited, a company focused on dialysis service provision in the UK.

Colin W. Hill

Mr. Hill has been Secretary, Treasurer, Chief Financial Officer and Director of the Company since January 2014 having been appointed pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Hill served as Chief Financial Officer of Xenetic UK from June 2007 to the present. Prior to joining Xenetic he was Finance Director 2001 to 2003 and non-executive Chairman in 2003 of Greenchip Investments plc. Mr. Hill has been a member of the Chartered Institute of Management Accountants since 1968 and spent 15 years in industry specializing in corporate turnaround and development work before becoming a freelance consultant in 1981. Since that time, he has focused on due diligence relating to corporate finance assignments in small and medium enterprises and public companies with small market capitalizations in the UK, US, and overseas. Between 1998 and 2008 Mr. Hill was Group Finance Director of Arlington Group plc, a company listed on the London Alternative Investments Market (“AIM”) stock exchange.

Firdaus Jal Dastoor, FCS

Mr. Dastoor was appointed as a Director of the Company in January 2014 pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Dastoor was appointed non-executive Director of Xenetic UK in July 2007. He is a Fellow Member of The Institute of Company Secretaries of India and began his career as a company secretary. He was Company Secretary of the Poonawalla Group until 1994. He then took on assignments involved in business development strategies and operations. Mr. Dastoor is on the board of several companies operating in the field of engineering products, life sciences and biotech, international trade, financial services and quality standards certifications. Currently, he is a Group Director of the Poonawalla Group of Companies in charge of Finance and Corporate Affairs.

Artur Isaev

Mr. Isaev was appointed as a Director of the Company in January 2014 pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Isaev is a General Director and a majority shareholder of Human Stem Cells Institute OJSC Russia’s public biotech company, headquartered in Moscow. Mr. Isaev has a degree in Medicine and an MBA. He started his business career as a top manager in brokerage, investment and auditing companies. In 2003 he founded Human Stem Cells Institute and from the very beginning has occupied the post of its General Director. Mr. Isaev is a vice president of a non-governmental organization of experts in cell technologies and regenerative medicine.

Sir Brian Richards, CBE, BSc, PhD, DSc

Sir Brian Richards was appointed to the Board of Directors of the Company in February 2014. Sir Brian was appointed to the Board of Directors of Xenetic UK and became its non-executive Chairman in June 2005. He has extensive experience of chairing boards of public companies and is currently the non-executive Chairman of Alizyme plc, Cozart plc, VASTox plc and MAN Mali (Guernsey) Limited. Sir Brian previously served as executive Chairman of British Biotechnology Limited, a company he co-founded, and has had non-executive chairmanships or directorships of several biopharmaceutical companies including Peptide Therapeutics (later Acambis plc), Oxford Biomedica plc and CeNeS Pharmaceuticals plc.

Dr. Timothy R. Coté

Dr. Coté was appointed to the Board of Directors of the Company in February 2014. Dr. Coté is a leading national regulatory expert in orphan drug development. Mr. Coté has 22 years of federal service at the FDA, the National Institute of Health, and the Center for Disease Control. Most recently, Dr. Coté served as the Director of the FDA Office of Orphan Products Development from 2007 to 2011. Dr. Coté was instrumental in implementing the Orphan Drug Act and personally signed more than 800 orphan drug designations. Dr. Coté is the principal and Chief Executive Officer of Coté Orphan Consulting, LLC, a regulatory affairs advisory firm based in Silver Spring, Maryland, that provides valuable strategic planning and execution services to companies developing or seeking to develop orphan products.

Darlene Deptula-Hicks

Ms. Deptula-Hicks was appointed to the Board of Directors of the Company in April 2014. Ms. Deptula-Hicks is a strategic senior financial executive with extensive experience in both public and private companies, including experience in fund raising, mergers and acquisitions, public and private offerings and with operational management focused in life sciences. Since June 2012, Ms. Deptula-Hicks has served as Vice President and Chief Financial Officer of Microline Surgical, Inc. From 2006 to 2011, Ms. Deptula-Hicks was the Vice President, Chief Financial Officer, Treasurer and Secretary of ICAD, Inc. She received her Bachelor of Science in Accounting from Southern New Hampshire University and her MBA from Rivier College.

ITEM 1A – RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our financial condition and capital requirements

We have never been profitable and may never achieve or sustain profitability.

We do not have any significant revenues, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

•	Funding the costs relating to the research and development, regulatory approval, commercialization and sale and marketing of our drug candidates;
•	Market acceptance of our drug candidates;
•	Costs of acquiring and developing new drug candidates;
•	Ability to bring our drug candidates to market;
•	General and administrative costs relating to our operations;
•	Increases in our research and development costs;
•	Charges related to purchases of technology or other assets; and
•	Our ability to raise additional capital.

As of December 31, 2013, we had an accumulated deficit of approximately $60 million. We expect to incur additional operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

We have insufficient cash flow to fund our operations beyond the first quarter of 2015 which raises substantial doubt about our ability to continue as a going concern beyond that date.

Our total current assets, cash and working capital were approximately $5.3, $4.8 and $1.7 million, respectively at December 31, 2013. We estimate that, after including the $10 million received from Baxter in January 2014, we have enough cash on hand to fund our base business plan through the first quarter of 2015. We will need to raise additional working capital either through equity or debt or a combination of equity and debt during 2014 should we decide to accelerate the timing of certain research and development programs versus our base business plan.

Our recurring operating losses, past liquidity issues and indebtedness raise substantial doubt about our ability to continue as a going concern beyond the first quarter of 2015. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, our ability to generate sufficient cash from operations and financing sources to meet our obligations. There can be no assurance that we will be able to generate positive cash flows from operations. Further, there can be no assurance that we will be able to obtain additional financing or that, even if we do obtain additional financing, it will be on terms that allow us to continue to fund our current business plan.

Concern about our ability to fund our base business plan beyond the first quarter of 2015 could adversely affect our ability to attract and retain key employees and to attract and retain key collaboration partners that could adversely affect our business and adversely impact the price of our stock. Our ability to meet future obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

From time to time, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing our product candidates through preclinical or clinical development. Developing these product candidates is expensive, and our research and development expenses may increase substantially in connection with our ongoing activities.

As a result, from time to time, we may need to seek additional funds, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Risks related to the discovery and development of our product candidates

We are an established operating company in the business of developing biologic drug products. However, given the uncertainty of such development our business operations may never fully materialize and create value for investors.

We are a company focused on the development for commercialization, marketing and selling of pharmaceutical products. Our PolyXen®, OncoHist™ and ImuXen® drug candidates are in the early stages of the regulatory new drug approval process. Our revenues to date consist primarily of collaboration revenue from a single partner and not from product sales or royalties. We have not yet recognized significant revenue. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early stage company, many of which are beyond our control, including:

•	Our potential inability to achieve regulatory approval of our drug candidates;
•	The significant investment of capital and other resources necessary to achieve regulatory approval of our drug candidates; and
•	Our potential inability to enter into a successful marketing and distribution collaboration or to successfully commercialize, market and sell our drug candidates when approved, if ever, on our own.

Our operations have been limited to organizing and staffing our company and early stage work in the development and regulatory process to allow clinical trials on our drug candidates. These operations provide a limited basis for you to assess our ability to commercialize our drug candidates and the advisability of investing in us.

Our failure to comply with extensive government regulation may significantly affect our operating results.

Our products are subject to extensive regulation by the FDA, as well as other federal, state, local and foreign government laws and regulations. These regulations may affect many aspects of our operations, including testing, research and development, manufacturing, pre-market approval, storage, quality control, adverse event reporting, record keeping, product labeling, marketing, advertising and promotion. Failure to comply with applicable regulatory requirements could, among other things, result in:

•	Fines;
•	Changes to advertising or claims made;
•	Failure to obtain necessary marketing approvals;
•	Revocation or suspension of regulatory approvals of products;
•	Regulatory letters;
•	Adverse publicity;
•	Product seizures or recall;
•	Delay, interruption or suspension of product manufacturing;
•	Suspension of distribution, marketing and sale;
•	Mandated corrective action; and
•	Civil or criminal sanctions.

The discovery of previously unknown problems with our initial and future products may result in other significant unexpected negative or adverse impact to our operations.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our product candidates. We may experience delays. If patients are unwilling to participate in our clinical studies because of negative publicity from adverse events in the biophamaceutical industries or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by factors including:

•	Severity of the disease under investigation;
•	Design of the study protocol;
•	Size of the patient population;
•	Eligiblity criteria for the study in question;
•	Perceived risks and benefits of the product candidate under study;
•	Proximity and availability of clinical study sites for prospective patients;
•	Availability of competing products and clinical studies;
•	Efforts to facilitate timely enrollment in clinical studies;
•	Patient referral practices of physicians; and
•	Ability to monitor patients adequately during and after treatment.

We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by the FDA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	Difficulty in establishing or managing relationships with contract research organizations, and physicians;
•	Different standards for the conduct of clinical studies;
•	Our inability to locate qualified local consultants, physicians and partners; and
•	The potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business.

We may encounter substantial delays in our clinical studies.

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	Delays in reaching a consensus with regulatory agencies on study design;
•	Delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	Delays in obtaining required Institutional Review Board, or Institutional Ethics Committee approval at each clinical study site;
•	Delays in recruiting suitable patients to participate in our clinical studies;
•	Imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;

•	Failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	Failure to perform in accordance with the FDA’s good clinical practices (“GCP”), or applicable regulatory requirements in other countries;
•	Delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	Delays in having patients complete participation in a study or return for post-treatment follow-up;
•	Clinical study sites or patients dropping out of a study;
•	Occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	Be delayed in obtaining marketing approval for our product candidates, if at all;
•	Obtain approval for indications or patient populations that are not as broad as intended or desired;
•	Obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	Be subject to changes with the way the product is administered;
•	Be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;
•	Have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	Be subject to the addition of labeling statements, such as warnings or contraindications;
•	Be sued; or
•	Experience damage to our reputation.

As described above, any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and impair our ability to generate revenues.

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates and could prevent or significantly delay regulatory approval.

Before receiving NDA approval to commercialize a drug candidate, we must demonstrate to the FDA, with substantial evidence from well controlled clinical trials, that the drug candidate is both safe and effective. If these trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would most likely be adversely affected.

All of our drug candidates are prone to the risks of failure. The results of early stage clinical trials of our drug candidates will not necessarily predict the results of later stage clinical trials. Drug candidates in later stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to obtain approval from the FDA or other regulators. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA or other regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the sale of resulting products, may severely harm our business and reputation.

Because of these risks, the research and development efforts of our collaborative partners may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed or, if required regulatory approvals are not obtained by our partners, or any approved products are not commercially successful, we are not likely to generate significant revenues or become profitable.

Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more narrow indication than we expect.

A product cannot be commercialized until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, and adherence to commitments made in the BLA. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

•	Issue a warning letter asserting that we are in violation of the law;
•	Seek an injunction or impose civil or criminal penalties or monetary fines;
•	Suspend or withdraw regulatory approval;
•	Suspend any ongoing clinical studies;

•	Refuse to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;
•	Seize product; or
•	Refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenues.

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we or our partners bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	The potential efficacy and potential advantages over alternative treatments;
•	The prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	Relative convenience and ease of administration;
•	The willingness of the target patient population to try new products and of physicians to prescribe these products;
•	The strength of marketing and distribution support and timing of market introduction of competitive products;
•	Publicity concerning our products or competing products and treatments; and
•	Sufficient third-party insurance coverage or reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful.

The commercial potential of a drug candidate in development is difficult to predict. If the market size for a new drug is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.

It is very difficult to estimate the commercial potential of product candidates due to important factors such as safety and efficacy compared to other available treatments, including potential generic drug alternatives with similar efficacy profiles, changing standards of care, third party payer reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our successful product candidates following approval by government health authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to these factors, or others, the market potential for a drug candidate is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such drug candidate or, if we have already entered into a collaboration for such drug candidate, the revenue potential from royalty and milestone payments could be significantly diminished which would negatively impact our business, financial condition and results of operations.

Risks related to our reliance on third parties

Because we depend on Serum Institute and other third parties to develop our drug candidates and to manufacture our material, we could be affected adversely if any of them fail to provide us with sufficient product quantities at acceptable prices.

We have no manufacturing capability. As a result, we depend on Serum Institute, which in turn may rely upon third parties to manufacture our products. Although our strategy is based on leveraging the ability of collaboration partners to develop and manufacture our products for commercialization in the pharmaceutical marketplace, we will be dependent on collaborations with drug development and manufacturing collaborators. If we are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence or other clinical studies, preparing and submitting regulatory applications, and manufacturing and marketing drug products and as such we are reliant on contract parties for such efforts. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

If any of our developmental collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the pre-clinical and/or clinical development and/or commercialization of our product candidates will be delayed and we would be required to devote additional resources to product development and commercialization or terminate certain development programs. Also a license relationship may be terminated at the discretion of our collaborator, or at the end of contract terms, in some cases with only limited notice to us. The termination of the collaborative arrangement could have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that disputes will not arise with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements with collaborators could lead to delays in the development or commercialization of our product candidates or could result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on our business, financial condition and results of operations.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of our product candidates. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of pharmaceutical products for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished pharmaceutical product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices (“GLP”), and cGMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. The number of manufacturers with the necessary manufacturing capabilities is limited. In addition, an alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue.

We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We expect to rely on CROs and clinical study sites to ensure our clinical studies are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with GCPs. In addition, our future clinical studies will require a sufficient number of test subjects to evaluate the safety and efficacy of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical studies, which would delay the regulatory approval process.

Our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs, which must be conducted in accordance with GCPs and GLPs, respectively. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We may also rely on other third parties to store and distribute our products for any clinical studies that we may conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture our product candidates, and because we collaborate with various organizations and academic institutions on the development of our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

Risks related to our intellectual property

If we fail to adequately protect or enforce our IP rights, we may be unable to operate effectively.

Our success and ability to compete are substantially dependent on our patents, proprietary formulations and trademarks. Although we believe that the patents and associated trademarks and licenses are valid, there can be no assurance that they will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects.

Further, we may find it necessary to legally challenge parties infringing our patents or trademarks or licensed trademarks to enforce our rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other IP rights would be successful.

If any of our pending patent applications do not issue or are deemed invalid following issuance, we may lose valuable IP protection.

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own numerous US and foreign patents and a number of pending patent applications that cover various aspects of our technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a product encompassed by our patents. We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could result in a loss of the patent and/or substantial cost to us.

We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PSA and advanced polymer conjugate technologies and our proprietary product candidates. There can be no assurance that the patent applications for which we apply would actually be issued as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

An adverse outcome in any judicial proceeding involving IP, including patents, could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. In those instances where we seek an IP license from another, we may not be able to obtain the license on a commercially reasonable basis, if at all, thereby raising concerns on our ability to freely commercialize our technologies and/or products.

If we infringe on the IP rights of others, our business and profitability may be adversely affected.

Our commercial success will also depend, in part, on us and our collaborative partners not infringing on the patents or proprietary rights of others. There can be no assurance that the technologies and products used or developed by our collaborative partners and marketed and sold by us will not infringe such rights. If such infringement occurs and neither we nor our collaborative partner is able to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use, or sale of any such infringing technology or product. There can be no assurance that necessary licenses to third party technology will be available at all, or on commercially reasonable terms. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, our resources and could have a material and adverse impact on us. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, all of which could have a material adverse effect on our business.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

We may need to obtain licenses from third parties to advance our research, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting the sales, or, with respect to the sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	The scope of rights granted under the license agreement and other interpretation-related issues;
•	The extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	The sublicensing of patent and other rights under our collaborative development relationships;
•	Our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	The ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	The priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. PTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, were enacted March 16, 2013. However, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may have in the future ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliance may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks related to our business operations

We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Amgen Inc., Bristol-Myers and the Squibb Corp, F. Hoffmann-La Roche Ltd, Nektar Therapeutics and others, as well as research and academic institutions, is intense and expected to increase. The large and rapidly growing market for liposomal drugs and oncology treatments is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new liposomal drug delivery systems and cancer treatments. Many, if not all, of these companies have greater financial and other resources and development capabilities than we do. Many of our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. There can be no assurance that our under development drug candidates will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. See “Competition”.

Technological advancements by our competitors could result in the obsolescence of some or all of our drug candidates and may harm business development.

The areas in which we are developing and commercializing our drug candidates involve rapidly developing technology. There can be no assurance that we will be able to establish ourselves in such fields, or, if established, that we will be able to maintain our position. There can be no assurance that the development by others of new or improved drugs will not make our drug candidates superfluous or obsolete.

We are a party to collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.

We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

•

Clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to adequacy of our partner’s performance;

•	Research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered drug candidate development programs;
•

Clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;

•

Clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to adequacy of our partner’s performance;

•	Research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered drug candidate development programs;
•

Clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;

•	IP ownership allocation between us and our partners for improvements and new inventions developed during the course of the collaboration;
•

Royalties on drug sales based on a number of complex variables, including net sales calculations, geography, scope of patent claim coverage, patent life, generic competitors, bundled pricing and other factors; and

•	Indemnity obligations for IP infringement, product liability and certain other claims.

From time to time, we have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

Write-offs related to the impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets, and other non-cash charges such as share-based compensation may adversely impact our results of operations.

We may incur significant non-cash charges related to impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets. Although we did not record any such charges during 2013, we are required to perform periodic impairment reviews of those assets at least annually. In 2012 In-Process Research and Development (“IPR&D”) acquired from Serum Institute was immediately impaired as it was not acquired in connection with a business combination. The carrying value of goodwill on our balance sheet that is subject to impairment reviews was approximately $3.7 million and $3.6 million at December 31, 2013 and 2012, respectively, and the carrying value of our indefinite-lived assets was $10.3 million and $10.1 million at December 31, 2013 and 2012, respectively. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value.

We completed our last review during the fourth quarter of 2013 and determined that goodwill and indefinite-lived intangible assets were not impaired as of December 31, 2013. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact our operating results.

In addition, we recorded non-cash charges of approximately $432,000 and $340,000 for share-based compensation during 2013 and 2012, respectively. In the future this amount could fluctuate materially as the Company expects to continue to issue share-based compensation awards.

Potential new accounting pronouncements or legislative actions may adversely impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses, and may affect our financial position or results of operations. New pronouncements may occur in the future and may cause us to be required to make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Public Company Accounting Oversight Board (“PCAOB”) pronouncements and NASDAQ rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are high as a result of this uncertainty and other factors.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Varying interpretations of existing pronouncements and rules have occurred with frequency.

Varying interpretations of existing pronouncements of accounting policies or accounting treatments of existing transactions may cause us to have to restate previously reported result of operations.

For example, in January 2014 we completed the Acquisition that we determined to be a reverse merger business combination. We allocated the purchase price consideration to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Our determination that the Acquisition meets the criteria for a business combination was based on our best knowledge of the facts and circumstances surrounding the transaction, and requires the application of our judgment. Changes to this determination will result in the transaction to be accounted for as a recapitalization, with no goodwill recorded, which could cause a material change in our reported results of operations and could cause the Company to have to amend prior periodic or other filings with the SEC, at further expense to the Company.

In addition, we do not consider the Company to be a development stage entity for financial reporting presentation purposes. A determination that the Company is a development stage entity could cause a material change in our reported results of operations and could cause the Company to have to amend prior periodic or other filings with the SEC, at further expense to the Company.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research and development objectives.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2014, we had eight full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation or could cause regulatory agencies not to approve our product candidates. While we intend to adopt a comprehensive code of conduct applicable to all of our employees, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	Impairment of our business reputation;
•	Withdrawal of clinical study participants;
•	Costs due to related litigation;
•	Distraction of management’s attention from our primary business;
•	Substantial monetary awards to patients or other claimants;
•	The inability to commercialize our product candidates’ and
•	Decreased demand for our product candidates, if approved for commercial sale.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify and develop product candidates. Although our existing product candidates are currently in clinical development, our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a US public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a UK public company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Risks related to ownership of our common stock

Because our common stock is quoted on the OTCBB, our liquidity and the price of our common stock are limited.

Our common stock are traded on the OTCBB quotation system, which is a FINRA-sponsored entity and operated inter-dealer automated quotation system for equity securities not included in a national exchange. Quotation of our securities on the OTCBB limits the liquidity and price of our common stock more than if our common stock were quoted or listed on the NYSE or the NASDAQ, which are national securities exchanges. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our common stock at all.

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price at which you purchase them.

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	Adverse results or delays in pre-clinical or clinical studies;
•	Inability to obtain additional funding;

•	Any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	Failure to develop successfully our product candidates;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key scientific or management personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our common stock by us or our stockholders in the future; and
•	Trading volume of our common stock.

Because our shares may be subject to the penny stock rules, it may be more difficult to sell our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTC Markets does not meet such requirements and for so long as the price of our common stock is less than $5.00, our common stock will be deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore security holders may have difficulty selling their shares.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, and their affiliates and other principal stockholders beneficially own approximately 60% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to approximately five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. In the preparation of our accounting reports, we have generally taken the position not to avail ourselves of this exemption from new or revised accounting standards and, therefore, have continued to be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Actual or potential sales of our common stock by our employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, our employees, including executive officers, may adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company occupies a facility consisting of approximately 4,000 square feet in the Ledgemont Research Center in Lexington, Massachusetts. The premises are divided into approximately 50% laboratory and 50% office space and are leased by the Company’s subsidiary, Xenetic Bioscience, Incorporated. The lease provides for an initial term of 61 months commencing January 2014 with an extension option of one additional five year term. We believe that this space is adequate for the Company’s current needs and that, if additional space is required, it can be obtained at commercially reasonable terms either within the Ledgemont Research Center or nearby.

The Company’s subsidiaries, Xenetic UK and Lipoxen Technologies Limited (“Lipoxen”), jointly occupy approximately 1,200 square feet of general office space in London in the UK. The Company believes that this office space, leased by Xenetic UK, is adequate for the needs of Xenetic UK and Lipoxen for the remaining term of the five year lease that commenced in March 2012 and that if additional space is required that it can be obtained at commercially reasonable terms in the same building or nearby.

ITEM 3 – LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “XBIO” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by the OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current, and since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low prices for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended December 31, 2012	High Price		Low Price
1st Quarter ended March 31, 2012	$	N/A	$	N/A
2nd Quarter ended June 30, 2012		0.15		0.15
3rd Quarter ended September 30, 2012		0.15		0.15
4th Quarter ended December 31, 2012		0.15		0.15
Year Ended December 31, 2013
1st Quarter Ended March 31, 2013		$0.15		$0.15
2nd Quarter Ended June 30, 2013		1.50		0.15
3rd Quarter Ended September 30, 2013		1.50		1.50
4th Quarter Ended December 31, 2013		1.50		0.20

On April 14, 2014 the last sales price per share of our common stock was $0.85.

Prior to entering into the Scheme referred to in Item 1 of Part I above in this Annual Report on Form 10-K, the stock of the accounting acquirer, Xenetic Biosciences plc was traded on the London AIM stock exchange. The table below sets forth the quarterly high and low closing prices for Xenetic Bioscience plc common stock, in pounds sterling (“£”), as quoted on the London AIM stock exchange. The table sets forth the prices after taking into consideration the effects of the share reduction that was part of the Scheme.

Year ended December 31, 2012	High Price	Low Price
1st Quarter ended March 31, 2012	£0.34	£0.23
2nd Quarter ended June 30, 2012	0.25	0.18
3rd Quarter ended September 30, 2012	0.23	0.18
4th Quarter ended December 31, 2012	0.19	0.14
Year Ended December 31, 2013
1st Quarter Ended March 31, 2013	£0.30	£0.14
2nd Quarter Ended June 30, 2013	0.24	0.19
3rd Quarter Ended September 30, 2013	0.22	0.18
4th Quarter Ended December 31, 2013	0.20	0.13

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; and (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Record

As of March 31, 2014 there were 382 holders of common stock of the Company of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has never previously declared or paid any cash dividends on its common stock. We currently intend to retain earnings and profits, if any, to support our business strategy and do not intend to pay any cash dividends within the foreseeable future. Any future determination to pay cash dividends will be at the sole discretion of the Company’s Board of Directors and will depend upon the financial condition of the Company, its operating results, capital requirements, general business conditions and any other factors that the Board of Directors deems relevant.

ITEM 6 – SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

Recent Sales of Unregistered Securities

Baxter SA Purchase Agreement – Unregistered Shares Sold in January 2014

On January 29, 2014 the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Baxter SA, pursuant to which the Company sold to Baxter SA 10,695,187 shares of the Company’s common stock, par value $0.01 per share (the “Shares”) for $10 million (the “Purchase Price”). The Purchase Agreement is filed with this Annual Report on Form 10-K as exhibit 10.8 and is incorporated herein by reference.

Pursuant to the Purchase Agreement, Baxter SA agreed that until the earlier of (i) three months after the effective date of the listing of the Company’s common stock on the NASDAQ Stock Market; or (ii) January 29, 2015, Baxter SA would not assign, transfer, sell or dispose of the Shares to any party other than a wholly owned subsidiary. In addition, Baxter SA agreed that until the 12 month anniversary of the Lock-Up Expiration Date, it would not sell or offer to sell any shares of common stock of the Company in an amount that would exceed 15% of the daily trading volume of the Company’s common stock on the principal market or exchange on which the Company’s shares of common stock are traded, and in no event would Baxter SA sell or offer to sell more than 15% of the Shares in any one month period.

Repurchases of Equity Securities of the Issuer

During 2013, we did not repurchase any of our outstanding securities.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

As discussed under Recent Developments in Item 1, above, in this Annual Report filed on Form 10-K, the Company is now carrying on the business of Xenetic UK as its sole line of business. Xenetic UK, and now therefore, the Company, is a clinical stage biopharmaceutical company that is focused on the development of certain drug candidates for use in humans that incorporate the use of its patented and proprietary platform technologies that we believe will enable the creation of novel and next generation drug therapies.

The Company is currently in various stages of development with respect to its three core patented and proprietary technologies, these being, PolyXen® (for biologics), OncoHist™ (as a broad spectrum oncology therapy), and ImuXen® (for vaccines).

The Company’s three core technologies are summarized as follows:

PolyXen®

An enabling technology that utilizes Polysialic Acid (“PSA”), a biopolymer, a chain of sialic acids which is a natural constituent of the human body. PSA is designed to extend the half-life in circulation in the human body for a variety of existing drug molecules and, thereby, to create potentially superior next generation drug candidates.

OncoHist™

A novel therapeutic platform that utilizes the properties of H1.3 for the development of drug candidates for the treatment of a broad range of cancer indications. OncoHist™, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, in the cell nucleus, and is therefore expected to be less toxic and immunogenetic than other oncology therapies.

ImuXen®

A novel liposomal co-entrapment encapsulation technology designed to create new vaccines and improve the use and efficacy of certain existing vaccines for use in the human body. The technology is based on the co-entrapment of the nominated antigen(s) in a liposomal vesicle, a design that is intended to maximize both cell and immune system mediated responses.

All of the Company’s current drug candidates are in the development stage and none has yet received regulatory approval for marketing in the US by the FDA or by any other applicable agencies in other countries.

Critical Accounting Estimates

The preparation of our financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Revenue Recognition

We derive our revenue from our supply services, license and collaboration arrangements with pharmaceutical and biotechnology partners, some of which include royalty agreements based on potential net sales of approved commercial pharmaceutical products. Revenue from our collaborative partners are generally paid directly by the partners and are recognized on the accrual basis when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The terms of our license agreements include delivery of an IP license to a collaboration partner. We may be compensated under license arrangements through a combination of non-refundable upfront receipts, development and regulatory objective receipts and royalty receipts on future product sales by partners. We make our best estimate of the period over which we expect to fulfil our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period.

Non-refundable upfront license fees received, whereby continued performance or future obligations are considered inconsequential or perfunctory to the relevant licensed technology, are recognized as revenue upon delivery of the technology in accordance with US GAAP. This determination requires significant judgment to assess the nature of any continuing obligations. Reimbursements for research and development services completed by us related to the collaboration agreements are recognized in operations as revenue on a gross basis. Supply services are primarily derived from cost-plus and fixed price supply agreements with our collaboration partners and revenue is recognized when the revenue recognition criteria are met.

We expect to receive royalty receipts in the future as products are sold. We expect to recognize royalty revenue in the period of sale, based on the underlying contract terms, provided that the reported sales are reliably measurable and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

Our license and collaboration agreements with certain collaboration partners could also provide for future receipts to us based solely upon the performance of the respective collaboration partner in consideration of milestone extensions or upon the achievement of specified sales volumes of approved drugs. For such receipts, we expect to recognize the receipts as revenue when earned under the applicable contract terms on a performance basis or ratably over the term of the agreement. These receipts may also be recognized as revenue when continued performance or future obligations by us are considered inconsequential or perfunctory.

Share-Based Compensation

Share-based compensation includes grants of options to employees and non-employees to purchase shares of common stock, grants of Joint Share Ownership Plan (“JSOP”) awards to employees, as well as agreements to issue common stock in exchange for services provided by non-employees. Currently, we maintain two share option plans pursuant to which we may grant options to purchase shares of common stock to employees and non-employees. These option plans are called the Lipoxen plc Unapproved Share Option Plan and the Xenetic Biosciences plc 2007 Share Option Scheme. Both of these plans were converted subsequent to year end to reflect the new shares of common stock issued related to the Acquisition. As part of the conversion, option holders under both plans have the right to subscribe for a number of shares of common stock in exchange for the cancellation and surrender by the option holder in a manner similar to which the shareholders prior to the Acquisition were given the right to acquire shares of common stock in the new company according to the terms of the Acquisition.

Our share-based compensation expense for employee and non-employee stock options, common stock awards to non-employees and JSOP awards is as follows for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Research and development expenses	$60,980	$41,851
Administrative expenses	370,524	297,929
Total share-based compensation expense	$431,504	$339,780

Share-based compensation increased by $91,724, or 27%, from 2012 to 2013. This increase is largely due to the general increase in share-based awards issued to employees and non-employees as well as an approximately $43,000 increase in JSOP award compensation because 2013 was the first full year of issuance. We expect the impact of our share-based compensation expense for stock options to grow in future periods due to the potential increases in the value of our common stock and employee headcount. Subsequent to December 31, 2013, the 2012 JSOP awards fully vested under the terms of the JSOP due to market conditions that were achieved, which required each tranche of JSOP shares to meet specific share price hurdles. As a result, we expect to recognize $326,066 of compensation expense during the first quarter of 2014 related to this accelerated vesting.

We measure share-based payments in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Stock option compensation expenses are based on the estimated fair value of the underlying option calculated using the Black-Scholes option pricing model, which requires the input of subjective assumptions and judgments, including estimating share price volatility and expected term of the awards. Our shares do not have a sufficient trading history for us to adequately assess the fair value of the stock option grants. Therefore, for all share-based payments, we determine the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to our product candidates in conjunction with our historical volatility. We intend to continue to consistently apply this methodology of using comparable companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available. We estimate the expected term of stock options granted to employees using judgment based on the anticipated research and development milestones of our clinical projects and behavior of our employees. The expected term of non-employee options is the contractual life of the option. The assumptions used in calculating the fair value of the stock option grants represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future.

For employee options, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite period of the awards, less expense for expected forfeitures. Share-based compensation expense related to stock options granted to non-employees is recognized as services are rendered on a straight-line basis. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. The Company generally determines the fair value of the non-employee options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is subject to re-measurement at each reporting period until the options vest. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. During 2013 and 2012, we applied a forfeiture rate of 0% as we have not historically experienced forfeitures. During 2013, options to purchase approximately two million shares of common stock were forfeited by a management executive as a result of his unanticipated short period of employment, however we concluded this situation is an independent event and we do not expect this type of forfeiture to reoccur in the future. Upon exercise, stock options are redeemed for newly issued shares of common stock.

The fair value of common stock awards issued in exchange for services provided by non-employees is generally determined by using the fair value of the services provided, as this provides the most reliable measure of the fair value of the awards. Share-based compensation expense is recognized as services are rendered on a straight-line basis. During the years ended December 31, 2013 and 2012, we granted 282,509 and 177,607 common stock awards, respectively, with an aggregate grant date fair value of $85,825 and $58,339, respectively. The assumptions used in calculating the fair value of the common stock awards represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, share-based compensation expense related to the common stock awards could be materially different in the future.

Under the JSOP, shares of the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with shares held in the JSOP trust. For US GAAP purposes the awards are valued as employee options. The JSOP trust holds the shares of the JSOP until such time as the JSOP shares are vested and the participating executives exercise their rights under the JSOP. The JSOP trust is granted an interest bearing loan by the Company in order to fund the purchase of its interest in the JSOP shares. The loan held by the trust is eliminated on consolidation in the financial statements of the Company. The Company funded portion of the share purchase price is deemed to be held in treasury until such time as they are transferred to the employee and is recorded as a reduction in equity.

The exercise price of the “option” is deemed to be the market value of the shares at the date of issue. The awards vest based on certain market conditions, which require each tranche of shares to meet specific market share price hurdles, or change in control conditions, as defined by the plan. Under the JSOP and subject to the vesting of the participants’ interest, participating executives will, when the JSOP shares are sold, be entitled to a share of the proceeds of sale equal to the growth in market value of the JSOP shares versus the exercise price, less simple interest on the original share purchase price, net of executives’ cash contribution at inception, as agreed for each grant (the “Carry Charge”). The balance of the proceeds will remain to the benefit of the JSOP trust and be applied to the repayment of the loan originally made by the Company to the JSOP trust. Any funds remaining in the JSOP trust after settlement of the loan and any expenses of the JSOP trust are for the benefit of the Company.

We measure the fair value of JSOP awards using Monte Carlo simulations, which requires estimates based on the Company’s judgment, as well as other assumptions. These estimates include the expected term of each tranche of the JSOP awards, which the Company determines to be the initial life of the awards, and expected volatility, which is based on a weighted average of the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates in conjunction with the historical volatility of Xenetic Biosciences plc’s shares when traded on the UK AIM market. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the awards. The risk-free rate is based upon the US Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the awards. The compensation expense is recorded over the expected life of the option, regardless of whether the awards vest. Having established the full value of the JSOP awards using the Monte Carlo simulation outlined above, a deduction is made in respect of the anticipated Carry Charge in order that the expense recorded in the financial statements only represents the participating executives’ net interest in the awards. The assumptions used in calculating the fair value of the JSOP awards represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, share-based compensation expense related to the JSOP awards could be materially different in the future.

On exercise of the JSOP awards by the executives the Carry Charge due to the Company will be recognized as additional paid-in capital, arising from the sale of treasury stock.

Business Combinations

We have a history of engaging in acquisition transactions that require us to evaluate whether the transaction meets the criteria for a business combination and, in some cases, whether it meets the definition of a reverse merger. For those acquisitions that meet the criteria for a reverse merger, we evaluate the entities involved to distinguish the appropriate accounting acquirer and acquiree according to ASC Topic 805, Business Combinations (“ASC 805”). If the transaction does not meet the reverse merger business combination requirements, the transaction is accounted for as a recapitalization and no goodwill or intangible assets are recognized. If the acquisition meets the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

When determining the fair value of tangible assets acquired, we estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we use judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined using the assistance of an independent third party specialist. The assumptions used in calculating the fair value of tangible and intangible assets represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, valuations of tangible and intangible assets and the resulting goodwill balance related to the business combination could be materially different or impaired in the future.

Subsequent to December 31, 2013, we completed the Acquisition that we determined to be a reverse merger business combination. In accordance with ASC 805, we allocated the purchase price consideration to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Our determination that the Acquisition meets the criteria for a business combination was based on our best knowledge of the facts and circumstances surrounding the transaction, and requires the application of our judgment.

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill is not amortized but is reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable, using the two-step impairment review. Under this method, we compare the fair value of our reporting unit to its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not that goodwill is impaired, we are not require to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others.

We determine our reporting unit by identifying the components of our operating segment with similar economic characteristics based on quantitative and qualitative factors that have discrete financial information available. We determined that we have one reporting unit as of October 1, 2013 and 2012, the dates of our annual impairment reviews. Based on our annual impairment reviews, we determined no adjustment to the carrying value of goodwill would be necessary as the fair value of our reporting unit exceeded its respective carrying value by 104% and 58% as of October 1, 2013 and 2012 respectively. We engaged an independent third party to assist with our impairment review for both 2013 and 2012, and determined the fair value of the reporting unit by assessing our overall market capitalization. There can be no assurance that future events will not result in an impairment of goodwill.

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of acquired IPR&D. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods buy not in others. The fair value of the indefinite-lived intangible asset exceeded its carrying value as of October 1, 2013 and 2012 by 1% and 87% respectively.

Significant judgments are inherent in the calculation of fair value. With the assistance of an independent third party, we calculated the fair value of our IPR&D by using the Multi-Period Excess Earnings Method (the “MPEEM”) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. This method requires us to make long-term projections of the amount and timing of income and expenses related to development and commercialization of the acquired intangible asset and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the discount rate for estimated future after-tax cash flows. Specifically, this method took into account our estimates of future incremental milestone payments that may be achieved upon completion of clinical trial stages, regulatory approval and sales goals upon commercialization, as well as our expected royalty income based on sales upon commercialization. Projected expenses are based on our forecasted spend required to complete the development of our IPR&D and are estimates subject to change based on several factors including the results of clinical trials and delays in regulatory approval. The discount rate used is commensurate with the uncertainties associated with the economic estimates described above and reflects the stage of development, the time and resources needed to complete the development of the product and the risks of advancement through regulatory approval processes.

Key assumptions utilized in the fair valuation of our indefinite-lived intangible asset OncoHist™ are as follows:

•	Discount rate – 51.5%
•	Weighted average cost of capital – 20.5%
•	Estimated aggregate milestone receipts – $220 million (between 2018 and 2021)
•	Royalty rate – 10.0% of net sales

While we believe reasonable estimates and appropriate assumptions were utilized to calculate the fair value of OncoHist™, it is possible a material change could occur. Use of different estimates and judgments could yield materially different results in our analysis and could result in materially different asset values or expense. The following table shows the decline in the fair value of OncoHist™ that would result from a 1% increase in the discount rate and a 5% decrease in the expected milestone income as of October 1, 2013, our most recent impairment analysis date:

Indefinite-Lived Intangible Asset	Discount Rate	Milestone Income
OncoHist™ change in fair value as of December 31, 2013	$(688,000)	$(826,000)

A 1% increase in the discount rate and a 5% decrease in the expected milestone income would result in an impairment of approximately $405,000 and $545,000, respectively, during the current period.

There can be no assurance that we will be able to successfully develop and complete the acquired IPR&D program and profitably commercialize the underlying product candidates before our competitors develop and commercialize similar products, or at all. Moreover, if the acquired IPR&D program fails or is abandoned during development, then we may not realize the value we have estimated and recorded in our financial statements on the acquisition date, and we may also not recover the research and development investment made since the acquisition date to further develop that program. If such circumstances were to occur, our future operating results could be materially adversely impacted.

We did not record an impairment charge as a result of our goodwill and indefinite-lived intangible asset impairment tests in 2013 and 2012. We will continue to closely monitor the performance of our indefinite-lived intangible asset and reporting unit. If the business experiences adverse changes in our key assumptions and judgments, we will perform an interim goodwill and/or indefinite-lived intangible asset impairment analysis. There can be no assurance that future events will not result in an impairment of our goodwill or indefinite-lived intangible asset.

RESULTS OF OPERATIONS

The comparison of our historical results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 is as follows:

Description	2013	2012	Increase (Decrease)	Percentage Change
Revenue	$1,000,000	$293,603	$706,397	240.6
Cost of revenue	-	44,838	(44,838)	100.0
Gross profit	1,000,000	248,765	751,235	302.0
Operating costs and expenses:
Research and development	3,060,306	1,943,504	1,116,802	57.5
General and administrative	6,553,163	3,561,898	2,991,265	84.0
Impairments	-	1,087,638	(1,087,638)	100.0
Loss from operations	(8,613,469)	(6,344,275)	(2,269,194)	35.8
Other income (expense):
Interest income	34,855	67,674	(32,819)	48.5
Interest expense	(632)	(51,739)	51,107	98.8
	34,223	15,935	18,288	114.8
Loss before income taxes	(8,579,246)	(6,328,340)	(2,250,906)	35.6
Income tax	-	-	-	-
Net loss	$(8,579,246)	$(6,328,340)	$(2,250,906)	35.6

Revenue

Revenue for the year ended December 31, 2013 increased by approximately $706,000, or 240% to $1 million from $293,603 in 2012. The revenue for 2012 was comprised of sales generated from supply services. There were no sales from supply services during 2013. The revenue for 2013 is comprised of a single transaction consisting of an upfront non-refundable license fee in the amount of $1 million received from Baxter. We did not record any upfront license fee revenue from Baxter during 2012.

Cost of Revenue

Cost of revenue decreased to $0 for the year ended December 31, 2013 from $44,838 in 2012. During 2012 the cost of revenue primarily consisted of cost of supply services. The only revenue recorded during 2013 consisted of an upfront non-refundable license fee that had no direct costs associated with it for the period.

Research and Development

The Company engages in independent research and development (“R&D”) in connection with its various technologies.

The total R&D spend by subsidiary location for the years ended December 31, 2013 and 2012 is set forth in the table below:

	Year ended December 31,
Subsidiary Location	2013	2012
United Kingdom	$2,680,389	$1,265,203
United States	369,813	148,101
Germany	10,104	530,200
Total research and development expense	$3,060,306	$1,943,504

Overall, corporate R&D expenses for the year ended December 31, 2013 increased by approximately $1.12 million, or 58% to $3.06 million from $1.94 million in 2012 as indicated in the table below which sets forth the R&D costs incurred by the Company, by category of expense, for the years ended December 31, 2013 and 2012:

	Year ended December 31,
Category of Expense	2013	2012
Salaries and wages	$1,191,806	$1,176,165
Share-based compensation expense	60,980	41,851
Outside services and Contract Research Organizations	1,456,333	-
Rents	237,888	314,974
Lab consumables	33,734	184,560
Other	79,565	225,954
Total research and development expense	$3,060,306	$1,943,504

Research and Development by Subsidiary Location

The increase in R&D expenses in the UK during 2013 was primarily due to costs incurred by Lipoxen in connection with the commencement of the ErepoXen® human clinical trials in Australia. No such costs were incurred in 2012. The remainder of the increase in the UK expenses can be attributed to in-house efforts to advance our OncoHist™ program, which costs had previously been incurred in Germany. During 2012 we relocated SymbioTec’s operations from Germany to the UK.

During 2013 we began the process of transitioning our R&D laboratory facilities to the US, leading to a marginal reduction in non-program specific related costs incurred in the UK, with a corresponding increase in costs incurred in the US. The Company expects to report a sharp increase in US-based R&D expenses in 2014 as the new Lexington facility are brought up to full operational activity.

Research and Development by Category of Expense

Salaries and Wages

In aggregate, salaries and wages show no material change between 2012 and 2013. Although the total expense has remained consistent, as explained above, the relocation of our R&D laboratory facilities has resulted in a shift in the subsidiary location in which the expense is incurred.

Share-based Compensation

The increase in share-based compensation expenses from 2012 to 2013 is a result of stock option awards made to US-based R&D staff in 2012 in which only a part year charge was incurred.

Outside Services and CRO Costs

As previously noted, the increase in outside services and CRO costs is primarily due to the commencement of ErepoXen® human clinical trials in Australia during 2013. The remaining increase related to internal programs.

Rents

During the years ended December 31, 2013 and 2012, the Company operated from two sites in London, being, a laboratory facility, which has since been closed, and a general and administrative office. We also maintained a laboratory facility in Germany following our acquisition in early 2012 of SymbioTec, which facility was closed in late 2012, leading to a reduction in rent expense between 2012 and 2013.

Lab Consumables

The reduction in lab consumables expense is due to decreased in-house laboratory activities, partially related to the relocation of the laboratory facility from the UK to the US.

Other

The reduction in other expense results from the net aggregate change of all miscellaneous costs.

Clinical Development Strategy

The Company’s strategy has been to co-ordinate its R&D effort through its new US Lexington facility. This has entailed the closing of laboratory facilities in both Germany and the UK. The Company has a clear strategy of becoming a specialty drug developer. Accordingly it plans to increase both its current US-based internal level of effort alongside the initiation of new programs with the assistance of external entities, such as Contract Research and Contract Manufacturing Organizations. There will, therefore, be a need for the Company to access additional capital resources to fund this strategy and the rate at which the strategy can be implemented will be entirely dependent upon access to such funding.

General and Administrative

General and administrative expenses increased by approximately $2.99 million, or 84% for the year ended December 31, 2013 to $6.55 million from $3.56 million in 2012. The most significant increase in general and administrative costs relates to the approximately $2.6 million of legal, professional and accounting costs incurred in 2013 associated with the Company’s strategic decision to move from a UK based, London AIM quoted, organization, to a US based, publicly traded company, which included the costs associated with establishing research and administrative facilities in Massachusetts. There were no costs associated with this expense during 2012.

Salaries and wages and share-based compensation increased by approximately $404,000 and $73,000 respectively. All other general and administrative expenses resulted in a net decrease of approximately $198,000 for the year ended December 31, 2013 over the comparable period in 2012.

Impairment of In-Process Research and Development

We did not record any impairment charges related to acquisitions of IPR&D during 2013. The 2012 impairment charge resulted from a write-down of acquired IPR&D from Serum Institute during the year in exchange for shares in the Company. In accordance with ASC Topic 730, Research and Development, IPR&D acquired outside of a business combination that will be used for a particular research and development project and that have no alternative future use are charged to expense during the period.

Interest Income

Interest income decreased by $32,819, or 48% to $34,855 for the year ended December 31, 2013 from $67,674 in 2012. The decrease is proportional to the decrease in average cash balances held by the Company during the period from January 1, 2012 to December 31, 2013 and is not due to any change in investments.

Interest Expense

Interest expense decreased by $51,107, 99% to $632 for the year ended December 31, 2013 from $51,739 in 2012. The decrease is related to interest on loans from related parties that ceased accruing interest during 2012 as per non-written agreements between the related parties.

Liquidity and Capital Resources

We have historically relied upon equity financing to fund our operations. Since 2005 we have raised approximately $47 million in equity financing, including $10 million from the sale of shares to Baxter in January 2014, while recording revenues of approximately $10 million during that same period. Approximately 90% of that revenue is from a single customer, Baxter, in connection with milestone receipts and fees for services. We expect the majority of our funding through equity instruments to continue as a trend for the foreseeable future. We are also presently investigating raising additional working capital through debt instruments. There can be no assurance that we will be successful in our efforts to raise additional working capital, and even if we are successful that we will be able to do so on commercially reasonable terms.

The only significant receipts that we expect may fall due under our current arrangements would be from Baxter. Due to the uncertainties and risks inherent in the clinical development process, we are unable to predict precisely when those receipts may occur, if ever. We do not expect any significant receipts to become due before 2016, however there can be no assurance that future receipts will ever become due because they are contingent on positive outcomes from Baxter’s clinical development efforts in connection with the Factor VIII drug candidate. We expect to begin seeking out-license arrangements for our ErepoXen® technology by the end of 2014, but we do not expect any new fees to be received before 2015, at the earliest. Due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance our ErepoXen® technology will lead to any future fees.

Baxter currently holds a share warrant entitling them to subscribe for approximately 4.59 million new shares of common stock in the Company at a price of $0.4660 per share. This entitlement is due to expire in June 2015.

We had working capital of approximately $1.7 million and $10.1 million as of December 31, 2013 and 2012 respectively. At December 31, 2013 we had approximately $4.8 million in cash and $3.6 million in total current liabilities. As of December 31, 2012 we had cash and current liabilities of $11.1 million and $1.4 million respectively. Our working capital has been reduced in 2013 due to our net loss of $8.6 million that includes significant costs not expected to recur beyond the second quarter of 2014, in connection with the Company carrying out the Scheme and relocation of its laboratory facilities to the US.

After incorporating the receipt of $10 million in equity financing from Baxter in January 2014, we estimate that we have at least 12 months of working capital on hand to fund our base business plan from December 31, 2013. Management is currently engaged in meetings and discussions with investment banking firms for the purpose of engaging one or more firms to raise additional working capital for the Company during 2014 either through issuances of debt or equity or a combination of debt and equity. Additional funding during 2014 will enable us to accelerate certain development programs above our base business plan that includes the continuation of the development of its various drug candidates. Although management is optimistic about its ability to raise additional working capital, there can be no assurance that it will be successful or that, if it is able to raise additional working capital, it can do so on commercially reasonable terms.

The following is a summary of our significant equity funding sources from 2005 to the present:

During 2005

During 2005 the Company entered into several small private placements of its stock pursuant to which the Company sold approximately 1.2 million shares of its newly issued common stock, raising $1.24 million, net of issuance costs of approximately $60,000.

During 2006

On January 16, 2006 the Company entered into a private placement of its stock pursuant to which the Company sold approximately 8.96 million shares of its newly issued common stock raising approximately $6.63 million, net of issuance costs of approximately $83,000.

On August 21, 2006 the Company entered into a stock purchase agreement with its collaborative partner, Serum Institute, whereby the Company sold to Serum Institute approximately 3.2 million shares of its newly issued common stock raising $4.89 million. Issuance costs were not material.

During 2009

On May 29, 2009 the Company entered into a private placement of its stock pursuant to which the Company sold approximately 10.94 million shares of its newly issued common stock raising $4.33 million, net of issuance costs of approximately $300,000.

During 2010

On April 1, 2010 the Company entered into a private placement of its stock pursuant to which the Company sold approximately 5.6 million shares of its newly issued common stock raising approximately $1.77 million, net of issuance costs of approximately $92,000.

During 2011

On December 2, 2011 the Company entered into a stock purchase agreement with its collaborative partner, SynBio, pursuant to which the Company sold to SynBio approximately 35.46 million of its newly issued common stock raising approximately $18.6 million, net of issuance costs of approximately $354,000.

During 2012

On January 16, 2012 the Company entered into a stock purchase agreement with its collaborative partner, Serum Institute, pursuant to which the Company sold to Serum Institute 800,000 of its newly issued common stock for $275,000. Issuance costs were not material.

During 2014

On January 29, 2014 the Company entered into a stock purchase agreement with its collaborative partner Baxter, pursuant to which the Company sold to Baxter approximately 10.7 million shares of the Company’s common stock, par value $0.01 per share for $10 million. Issuance costs were not material.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the year ended December 31, 2013 totaled approximately $6.05 million, which includes net operating cash uses of approximately $7.05 million, partially offset by $1 million in payments received from Baxter. The $7.05 million includes approximately $2.42 million in salaries and wages, including scientific staff, and $1.45 million in program-specific clinical development costs.

Cash flows used in operating activities for the year ended December 31, 2012 totaled approximately $6.26 million, which includes net operating cash uses of approximately $6.55 million, partially offset by approximately $0.16 million in sales collected. The $6.55 million consists of approximately $2.50 million in salaries and wages, including scientific staff, and $0 in program-specific clinical development costs.

We expect our 2014 cash used in operating activities to be substantially higher than 2012 and 2013, predominantly directed at R&D activities in connection with our outside services and CROs. Since there are no milestone receipts expected to fall due during 2014, we do not expect any significant cash sources to be derived from revenues in 2014.

Cash Flows from Investing Activities

Cash flows used in investing activities included approximately $79,000 from the purchase of assets consisting of office furniture and fixtures and laboratory equipment for the year ended December 31, 2013. During 2013, we restricted $66,000 in cash as a guarantee of the Company’s obligations under non-cancelable lease obligations.

For the year ended December 31, 2012 cash flows used in investing activities included approximately $131,000 from the purchase of assets consisting of office furniture and fixtures and laboratory equipment, partially offset from cash received from sales of property and equipment in the amount of $38,000.

Cash Flow from Financing Activities

For the year ended December 31, 2013 we had no significant sources or uses of funds from financing activities.

For the year ended December 31, 2012 we received approximately $403,000 in proceeds from issuances of common stock and employee participation in the JSOP, net of stock issuance costs of approximately $81,000. We used approximately $706,000 to pay loans from related parties.

During January 2014, we raised $10 million in equity financing from Baxter SA, for working capital to support our continuing business plan.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has two facility lease obligations and written employment agreements with three key employees.

Recent Accounting Pronouncements

We have considered recent accounting pronouncements determined that they are either not applicable to our business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

XENETIC BIOSCIENCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Xenetic Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also include the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenetic Biosciences, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Reading, United Kingdom
April 10, 2014

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2013	2012
ASSETS
Current assets:
Cash	$4,839,486	$11,136,870
Restricted cash	66,000	-
Accounts receivable	-	130,258
Other receivables	256,015	81,926
Prepaid expenses and other	168,308	195,907

Total current assets	5,329,809	11,544,961

Property and equipment, net	152,603	122,082
Goodwill	3,665,199	3,592,073
Indefinite-lived intangible assets	10,318,001	10,112,141

Total assets	$19,465,612	$25,371,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$942,156	$119,669
Accrued expenses	1,826,867	456,744
Accrued payroll taxes	84,599	86,600
Other current liabilities	55,266	53,656
Loans due to related parties	681,124	682,993

Total current liabilities	3,590,012	1,399,662
Deferred tax liability	3,257,910	3,192,909

Total liabilities	6,847,922	4,592,571

Commitments and contingent liabilities (Note 9)	-	-

Stockholders’ equity:
Common stock, $0.01 par value; 215,456,000 shares authorized as of December 31, 2013 and 2012; 130,575,516 and 130,520,137 shares issued as of December 31, 2013 and 2012; 119,887,322 and 119,831,943 shares outstanding as of December 31, 2013 and 2012 respectively	1,305,755	1,305,201
Additional paid in capital	73,999,860	73,566,820
Accumulated deficit	(58,306,999)	(49,727,753)
Accumulated other comprehensive income	900,254	915,598
Treasury stock	(5,281,180)	(5,281,180)

Total stockholders’ equity	12,617,690	20,778,686

Total liabilities and stockholders’ equity	$19,465,612	$25,371,257

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2013	2012
Revenue	$1,000,000	$293,603
Cost of revenue	-	44,838

Gross profit	1,000,000	248,765

Operating costs and expenses:
Research and development	3,060,306	1,943,504
General and administrative	6,553,163	3,561,898
Impairment of In-Process Research and Development	-	1,087,638

	9,613,469	6,593,040

Loss from operations	(8,613,469)	(6,344,275)

Other income (expense):
Interest income	34,855	67,674
Interest expense	(632)	(51,739)

	34,223	15,935

Loss before income taxes	$(8,579,246)	$(6,328,340)
Income tax	-	-

Net loss	$(8,579,246)	$(6,328,340)

Other comprehensive (loss) income
Foreign currency translation adjustment	(15,344)	1,170,501

Total comprehensive loss	$(8,594,590)	$(5,157,839)

Net loss per share of common stock, basic and diluted	$(0.07)	$(0.05)
Weighted-average shares of common stock outstanding, basic and diluted	119,836,558	119,828,687

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,579,246)	$(6,328,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,032	104,619
Share-based compensation	431,504	339,780
Non-cash impairment of acquired In-Process Research and Development	-	1,087,638
Non-cash interest income	-	(577)
Non-cash interest expense	-	51,739
Foreign currency translation	(14,965)	(42,155)
Changes in operating assets and liabilities:
Accounts receivable, prepayments and other receivables	(7,519)	(31,695)
Accounts payable and accrued expenses	2,066,172	(1,443,063)

Net cash used in operating activities	(6,052,022)	(6,262,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78,634)	(130,084)
Sales of property and equipment	-	37,847
Overdraft acquired with SymbioTec GmbH	-	(349)
Change in restricted cash	(66,000)	-

Net cash used in investing activities	(144,634)	(92,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	421,163
Proceeds from exercise of stock options	2,090	709
Proceeds from employee participation in JSOP	-	61,751
Stock issuance costs	-	(80,774)
Payments on loan from related party	-	(706,201)

Net cash provided by (used in) financing activities	2,090	(303,352)

Effect of exchange rate change on cash and cash equivalents	(102,818)	677,882

Net decrease in cash and cash equivalents, excluding restricted cash	(6,297,384)	(5,980,110)
Cash and cash equivalents at beginning of year	11,136,870	17,116,980

Cash and cash equivalents at end of year	$4,839,486	$11,136,870

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with SymbioTec GmbH acquisition	$-	$9,339,100
Issuance of treasury stock under Joint Share Ownership Plan awards	$-	$4,692,518

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par value ($0.01)	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance as of January 1, 2012	92,234,321	$922,343	$58,124,439	$(43,399,413)	$(254,903)	$(588,662)	$14,803,804
Exercise of stock options	19,535	195	514	-	-	-	709
Issuance of common stock in SymbioTec GmbH acquisition	25,600,000	256,000	9,002,326	-	-	-	9,258,326
Issuance of Joint Share Ownership Plan awards	8,986,281	89,863	4,664,406	-	-	(4,692,518)	61,751
Issuance of common stock to Serum Institute of India Limited	3,680,000	36,800	1,435,355	-	-	-	1,472,155
Share-based compensation	-	-	339,780	-	-	-	339,780
Net loss	-	-	-	(6,328,340)	-	-	(6,328,340)
Foreign currency translation	-	-	-	-	1,170,501	-	1,170,501

Balance as of December 31, 2012	130,520,137	$1,305,201	$73,566,820	$(49,727,753)	$915,598	$(5,281,180)	$20,778,686
Exercise of stock options	55,379	554	1,536	-	-	-	2,090
Share-based compensation	-	-	431,504	-	-	-	431,504
Net loss	-	-		(8,579,246)	-	-	(8,579,246)
Foreign currency translation	-	-			(15,344)	-	(15,344)

Balance as of December 31, 2013	130,575,516	$1,305,755	$73,999,860	$(58,306,999)	$900,254	$(5,281,180)	$12,617,690

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (formerly General Sales and Leasing, Inc.) (the “Company”) incorporated in the state of Nevada and based in Lexington, Massachusetts, is a clinical stage biopharmaceutical company that is focused on the discovery, development and planned commercialization of a new generation of human drug therapies for the treatment of a variety of conditions including anemia, refractory Acute Myeloid Leukemia (“AML”), Cystic Fibrosis, Multiple Sclerosis, and certain cancers based upon its proprietary and patented drug delivery platform systems and drug development collaborations with major third party pharmaceutical companies around the world.

The Company’s drug delivery platform systems include PolyXen® for creating next generation biologic drugs by extending the efficacy, safety and half-life of existing biologic drugs, OncoHist™ for the development of novel oncology drug therapies focused on orphan indications in humans and ImuXen® for the development of vaccines that can simultaneously deliver multiple active pharmaceutical ingredients. The Company is also developing a broad pipeline of drug candidates for next generation biologics and novel oncology therapeutics in a number of orphan disease indications.

Recent Significant Transaction

On January 23, 2014, the Company consummated a reverse merger (the “Acquisition”) pursuant to a written plan of reorganization, in which the Company merged with Xenetic Biosciences plc (“Xenetic UK”), a company incorporated in England and Wales under the Companies Act of 1985, such that Xenetic UK became a wholly owned subsidiary of the Company. Upon completion of the Acquisition, the Company acquired all issued and outstanding shares of capital stock of Xenetic UK in exchange for the issuance of 56 new shares of the Company’s common stock for every whole 175 shares of Xenetic UK’s capital stock previously issued and outstanding. As a result, 132,545,504 shares of the Company’s common stock were newly issued and immediately following the Acquisition, there were 136,045,504 shares of common stock issued and outstanding. Since former Xenetic UK shareholders owned, immediately following the Acquisition, approximately 97% of the combined company on a fully diluted basis and all members of the combined company’s executive management were from Xenetic UK, Xenetic UK was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Prior to the Acquisition, the Company changed its name from General Sales and Leasing, Inc. to Xenetic Biosciences, Inc. As used in these consolidated financial statements, unless otherwise indicated, all references herein to “Xenetic”, the “Company”, “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic Biosciences plc and its wholly owned subsidiaries; Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Principles of Consolidation (Continued)

In accordance with the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”), the consolidated financial statements of the Company (the accounting acquiree) are a continuation of the financial statements of Xenetic UK (the accounting acquirer), adjusted to retroactively change Xenetic UK’s legal capital to reflect the legal capital of the Company. This adjustment has been calculated based upon the share exchange ratio of 56 new shares of Company common stock for every whole 175 shares of Xenetic UK capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company.

Use of Estimates

The preparation of the financial statements in accordance with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses in the financial statements and disclosures in the accompanying notes. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions.

Fair Value of Financial Instruments

ASC Topic 820 Fair Value Measurement defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s cash and cash equivalents are measured at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy because they are valued using quoted prices for the years ended December 31, 2013 and 2012. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities of one year or beyond from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Restricted Cash

As of December 31, 2013, restricted cash represents a certificate of deposit that matures annually, and secures the Company’s outstanding letter of credit of $66,000 for the operating lease for new office and laboratory space in Lexington, Massachusetts. The letter of credit is required to be maintained through the term of the lease, which expires in January 2019.

Accounts Receivable and Amounts Due from Collaboration Partners

Accounts receivable are amounts due from third parties and collaboration partners as a result of research and development services provided or license fees due but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2013 or 2012, as the estimated risk of loss on its accounts receivable was determined to be minimal. Historically, the Company has fully collected all accounts receivables from third parties and collaboration partners within their respective payment periods and in accordance with the Company’s payment terms.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

Accounts receivable represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk.

As of December 31, 2012, a single collaboration partner accounted for 100% of the Company’s accounts receivable. Refer to Note 4, Significant Strategic Drug Development Collaborations, for additional information regarding the Company’s collaboration agreements. The Company had no accounts receivable as of December 31, 2013.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets:

Asset Classification	Estimated Useful Life
Laboratory equipment	4 years
Office and computer equipment	4 years
Leasehold improvements	4 years or the remaining term of the lease, if shorter

The Company eliminates the cost of assets retired or otherwise disposed of, along with the corresponding accumulated depreciation, from the related accounts, and the resulting gain or loss is reflected in the results of operations.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Indefinite-Lived Intangible Assets

Acquired indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”) related to the Company’s business combination with SymbioTec, which were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. Substantial additional research and development may be required before the Company’s IPR&D reaches technological feasibility. Upon completion of the IPR&D project, the IPR&D assets will be amortized over their estimated useful lives.

In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the Company assesses intangible assets with indefinite lives for impairment using the two-step impairment test at least annually on October 1, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. In addition, the Company utilizes an independent third party to assist in the determination of the fair value of the Company’s indefinite-lived intangible assets. Pursuant to Accounting Standards Update (“ASU”) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not (that is, a likelihood of more than 50%) that the acquired IPR&D is impaired. If the Company chooses to first assess the qualitative factors and it is determined that it is not more likely than not acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to perform in some periods but not in others.

The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, the Company’s overall business strategy, and regulatory, market and economic environment and trends. No impairment was recorded during the year ended December 31, 2013. In the year ended December 31, 2012, IPR&D acquired from Serum Institute of India Limited (“Serum Institute”) was immediately impaired as it was not acquired in connection with a business combination.

IPR&D that is acquired in a transaction that is not a business combination is not capitalized but expensed in the period acquired. Refer to Note 4, Significant Strategic Drug Development Collaborations, for further discussion on IPR&D acquired in a transaction that does not meet the criteria for a business combination.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill was assigned to the Company’s single reporting unit at the date of the acquisition of SymbioTec. Goodwill is not amortized, but in accordance with ASC 350, the Company assesses goodwill for impairment using the two-step impairment test at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company performs its annual impairment review on October 1.

Pursuant to ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, the Company has the option to first assess qualitative factors to determine whether the existence of

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Goodwill (Continued)

events or circumstances leads to the determination that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others.

In addition, the Company assesses market conditions, industry developments and internal operations to determine if events or changes in the business environment indicate the carrying value of goodwill may not be fully recoverable. No impairments were recorded during the years ended December 31, 2013 or 2012.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360 Property, Plant and Equipment, the Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. No such impairments were recorded during the years ended December 31, 2013 or 2012.

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value.

Foreign Currency Translation

The Company’s reporting currency is US dollars. During the years ended December 31, 2013 and 2012, the Company had operations in the United Kingdom (“UK”), United States (“US”) and Germany. The functional currencies of the operations in the UK, US and Germany are their local currencies: British pounds sterling, US dollars and euros, respectively. Assets and liabilities of foreign operations are translated to US dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into US dollars are included in stockholders’ equity as a component of other comprehensive income. The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as the company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Realized and unrealized gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are recognized in “Other (expense) income” in the consolidated statements of comprehensive loss. Monetary assets and liabilities that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in “Other (expense) income” in the consolidated statements of comprehensive loss.

Revenue Recognition

The Company enters into supply, license and collaboration arrangements with pharmaceutical and biotechnology partners, some of which include royalty agreements based on potential net sales of approved

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

commercial pharmaceutical products. The Company recognizes revenue in accordance with the authoritative guidance, ASC Topic 605, Revenue Recognition. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Supply services

Supply services are primarily derived from cost-plus and fixed price supply agreements with the Company’s collaboration partners and revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred in accordance to sales terms, the price is fixed or determinable, and collection is reasonably assured. The Company has not experienced any significant returns from customers.

License, collaboration and other

The terms of the Company’s license agreements include delivery of an Intellectual Property (“IP”) license to a collaboration partner. The Company may be compensated under license arrangements through a combination of non-refundable upfront payments, development and regulatory objective payments and royalty payments on future product sales by partners. Non-refundable upfront payments and development and regulatory objective payments received by the Company in license and collaboration arrangements that include future obligations, such as supply obligations, are recognized ratably over the Company’s expected performance period under each respective arrangement. The Company makes its best estimate of the period over which the Company expects to fulfill the Company’s performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period. Non-refundable upfront license fees received, whereby continued performance or future obligations are considered inconsequential or perfunctory to the relevant licensed technology, are recognized as revenue upon delivery of the technology.

The Company expects to recognize royalty revenue in the period of sale, based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Reimbursements for research and development services completed by the Company related to the collaboration agreements are recognized in operations as revenue on a gross basis.

The Company’s license and collaboration agreements with certain collaboration partners could also provide for future payments to the Company based solely upon the performance of the respective collaboration partner in consideration of deadline extensions or upon the achievement of specified sales volumes of approved drugs. For such payments, the Company expects to recognize the payments as revenue when earned under the applicable contract terms on a performance basis or ratably over the term of the agreement. These payments may also be recognized as revenue when continued performance or future obligations by the Company are considered inconsequential or perfunctory. Refer to Note 4, Significant Strategic Drug Development Collaborations, for discussion on arrangements with specific collaboration partners.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Cost of Revenue

The Company expects to recognize costs of revenue related to the Company’s supply services in the same period revenue is recognized from supply services.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to Clinical Research Organizations and other outside expenses. The Company expenses research and development costs as incurred. The Company records non-refundable advance payments made for research and development services prior to the services being rendered as prepaid expenses on the consolidated balance sheets and expenses them as the services are provided. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition.

Share-Based Compensation

Stock options

The Company grants share-based payments in the form of options to employees and non-employees, Joint Share Ownership Plan (“JSOP”) awards to employees, as well as agreements to issue common stock in exchange for services provided by non-employees. The Company measures share-based payments in accordance with ASC Topic 718, Compensation – Stock Compensation.

Stock option compensation expenses are based on the fair value of the underlying option calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. Refer to Note 12, Share-Based Compensation, for additional information regarding these assumptions.

For employee options, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite period of the awards, less expense for expected forfeitures. Share-based compensation expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. The Company generally determines the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is subject to re-measurement at each reporting period until the options vest. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Upon exercise, stock options are redeemed for newly issued shares of common stock.

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company generally measures the fair value of these awards using the fair value of the services provided as it is a

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Share-Based Compensation (Continued)

more reliable measure of the fair value of the awards. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis.

Joint Share Ownership Plan awards

The Company measures the fair value of JSOP awards using Monte Carlo simulations based on the terms of the plan, which includes vesting conditions based on the achievement of certain market conditions in the form of share price hurdles. Accordingly, the Company recognizes compensation expense related to its JSOP awards using a graded vesting model. Determination of the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and the expected term of the awards. Refer to Note 12, Share-Based Compensation, for additional information regarding JSOP awards.

Warrants to Purchase Common Stock

In connection with certain financing and collaboration arrangements, the Company issues warrants to purchase shares of its common stock to its collaborative partners. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of common stock are recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as compensation expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 10, Stockholders’ Equity.

Income Taxes

The Company records deferred income taxes to recognize the effect of temporary differences between tax and financial statement reporting. The Company calculates the deferred taxes using enacted tax rates expected to be in place when the temporary differences are realized and records a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carryforward periods available and other relevant factors. The Company records changes in the required valuation allowance in the period that the determination is made. As of December 31, 2013 and 2012, the Company had a full valuation allowance on the balance of its recognized deferred tax assets. The deferred tax liability recorded as of December 31, 2013 and 2012 relates to the acquisition of SymbioTec during 2012, refer to Note 3, Acquisitions, for additional information.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements. The Company records interest and penalties related to uncertain tax positions, if applicable, as a component of income tax expense. Refer to Note 8, Income Taxes, for additional information regarding the Company’s income taxes.

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation.

Basic and diluted net loss per share are the same for the years ended December 31, 2013 and 2012 as the Company was in a net loss position. Potentially dilutive non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment.

Operating Leases

The Company leases administrative and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Business Combinations

The Company has a history of engaging in acquisition transactions that require us to evaluate whether the transaction meets the criteria of a business combination and, in some cases, whether it meets the definition of a reverse merger. For those acquisitions that meet the criteria for a reverse merger, the Company evaluates the entities involved to distinguish the appropriate accounting acquirer and acquiree according to ASC 805. If the transaction does not meet the reverse merger business combination requirements, the transaction is accounted for as a recapitalization and no goodwill or intangible assets are recognized. If the acquisition meets the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Business Combinations (Continued)

When determining the fair value of tangible assets acquired, the Company estimates the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, the Company uses judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined using the assistance of an independent third party specialist.

Acquisition related costs are expensed in the period in which the costs are incurred and the services are received.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance provides information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. On January 1, 2013 the Company adopted this standard, which had no impact on its financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02. The amended guidance provides information about an entity’s option to perform a qualitative analysis to assess whether the existence of events and circumstances indicates that it is more likely than not that indefinite-lived intangible assets other than goodwill are impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to perform the first step of the two-step impairment test by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with the carrying amount. If the carrying amount exceeds its fair value, then the entity is required to perform the second step to measure the amount of impairment loss. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. On January 1, 2013 the Company early adopted this standard, which had no impact on its financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). The amended guidance provides further information about the deferral of amendments to the presentation of reclassifications of items out of AOCI but does not affect ASU No. 2011-05 Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”), which the Company adopted starting January 1, 2012. Under ASU 2011-05, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. On January 1, 2012 the Company adopted ASU 2011-12, which had no impact on its financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08. The amended guidance provides information about an entity’s option to perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after this assessment the entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the quantitative two-step impairment test is unnecessary. However, if an entity concludes otherwise, it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step to measure the amount of impairment loss. An entity also has the option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. On January 1, 2012 the Company adopted this standard, which had no impact on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement, which includes amended guidance on fair value measurements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This accounting standard was effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard has not had a material impact on the Company’s financial position or results of operations.

3.	Acquisitions

SymbioTec GmbH

On January 17, 2012, the Company completed the acquisition of all of the outstanding shares of SymbioTec, a privately held company located in Germany, in exchange for 25.6 million shares of the Company’s common stock. The full consideration transferred was $9.75 million, which included the assumption of a SymbioTec note payable due to the Company in the amount of approximately $411,000. In addition, the Company incurred $80,774 of stock issuance costs. SymbioTec is principally focused on the discovery of therapies designed to treat cancer in humans. SymbioTec’s lead product candidate, OncoHist™, is in the pre-clinical stage of development for the treatment of refractory AML and Non-Hodgkins Lymphoma. OncoHist™ has been granted orphan drug status by both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency.

The acquisition has been accounted for as a business combination in accordance with ASC 805. In addition to acquiring all of the outstanding stock of SymbioTec and obtaining the rights to the OncoHist™ intangible asset, the Company obtained the services of key employees and the rights to a second antibody and an antibody conjugate, which are both in pre-clinical development.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions (Continued)

SymbioTec GmbH (Continued)

The following table summarizes the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of January 17, 2012:

Intangible asset	$9,579,660
Property and equipment	53,286
Trade and other receivables	51,627
Cash and cash equivalents	(349)
Trade and other payables	(312,301)
Deferred tax liability	(3,024,778)

Total identifiable net assets	6,347,145
Goodwill	3,402,923

Total	$9,750,068

The Company estimated the fair value of the OncoHist™ intangible asset using the Multi-Period Excess Earnings Method (the “MPEEM”), which considers forecasted revenue and operating projections for the 18 years following the acquisition date and applies a probability adjusted cash flow analysis utilizing a discount rate of approximately 50%. Refer to Note 6, Goodwill and Indefinite-Lived Intangible Assets, for further discussion on the valuation assumptions used. The fair value associated with the OncoHist™ intangible asset was $9.58 million as of the acquisition date. As of December 31, 2013, the Company estimates the cost to complete pre-clinical work necessary for the filing of an Investigation New Drug (“IND”) filing with the FDA in the first quarter of 2015 and progress clinical development through completion of a phase I/II(a) human clinical trial will be approximately $10 million. Based upon current expectations, completion of any such phase I/II(a) clinical trial is expected by the end of the second quarter of 2017.

The Company’s goodwill principally relates to establishing a deferred tax liability for the OncoHist™ intangible asset which has no tax basis and, therefore, is not tax deductible.

The Company concluded pro forma revenues and earnings related to the SymbioTec acquisition assuming the acquisition occurred on January 1, 2012 would not provide materially different results. In addition, the Company determined that there were no material, non-recurring pro forma adjustments directly attributable to the acquisition.

4.	Significant Strategic Drug Development Collaborations

Baxter Healthcare SA and Baxter Healthcare Corporation

In August 2005, the Company entered into an exclusive research, development, license and supply agreement with Baxter Healthcare SA (“Baxter SA”) and Baxter Healthcare Corporation (together referred to as “Baxter”) to develop products with an extended half-life of certain proteins and molecules using the Company’s patent protected PolyXen® technology whereby polysialyic acid (“PSA” – a chain of polysialic acids) is chemically conjugated with Baxter’s proprietary molecule(s) to create a new generation of drugs to treat the failure of blood to coagulate in the therapeutic treatment of blood and bleeding disorders, such as hemophilia. The lead candidate in this collaboration is a longer-acting form of a full length recombinant Factor VIII (“rFVIII”) protein.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Significant Strategic Drug Development Collaborations (Continued)

Baxter Healthcare SA and Baxter Healthcare Corporation (Continued)

Under the terms of the agreement, the Company is entitled to research and development funding and is responsible for providing Baxter with a transfer of the Company’s proprietary technology and supplying its requirements for PSA. Related to research and development service fees, approximately $5 million has been paid and recognized as revenue in periods prior to 2012, with no amounts recognized during December 31, 2013 and 2012.

During December 2006, the Company entered into a supply agreement with Baxter and Serum Institute, where Baxter can either directly or indirectly obtain a supply of PSA from Serum Institute on a cost basis. Baxter is responsible for all clinical development, regulatory and commercialization expenses. The agreement is terminable by both parties under customary conditions. The agreement was amended in September 2010 to provide for a change in the milestone schedules and options for further extending the regulatory milestone deadlines. Commensurate with the 2010 amendment, the bulk of research activities were transferred to Baxter to be further pursued in-house. The Company does not have any continuing obligations related to the provision for research activities under the amended agreement.

The Company is entitled to certain amounts in total development, regulatory, sales and deadline extension receipts, of which $3 million was received and recognized as revenue in periods prior to 2012, and $1 million was received and recognized as revenue during the year ended December 31, 2013 as the Company’s continued performance or future obligations are considered inconsequential or perfunctory. No amounts were recognized as revenue during the year ended December 31, 2012. The Company is also entitled to royalties ranging from 2.0% to 3.5% on potential net sales varying by country of sale. The Company’s right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country.

This agreement was most recently amended in January 2014, resulting in increased development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales. The Company is entitled to $18 million in development receipts, $16 million in regulatory receipts and $66 million in sales target receipts, which are contingent on the performance of Baxter. In connection with this amendment, Baxter SA also made a $10 million equity investment in the Company. Refer to Note 15, Subsequent Events, for additional information.

SynBio LLC

In August, 2011, SynBio LLC (“SynBio”) and the Company entered into a stock subscription and collaborative development of pharmaceutical products agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop pharmaceutical products using certain molecule(s) based on SynBio’s technology and the Company’s proprietary technology (PolyXen®, OncoHist™ and ImuXen®) that prolongs the active life and/or improves the pharmacokinetics of certain therapeutic proteins and peptides (as well as conventional drugs). In return, SynBio granted an exclusive license to the Company to use the pre-clinical and clinical data generated by SynBio in certain agreed products and engage in the development of commercial candidates.

SynBio and the Company are each responsible for funding their own company’s research activities. There are no milestone or other research-related payments due under the agreement other than fees for the supply

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4	Significant Strategic Drug Development Collaborations (Continued)

SynBio LLC (Continued)

of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. For the years ended December 31, 2013 and 2012, the Company recognized $0 and $100,000 in supply service revenues respectively, in connection with the Co-Development Agreement. Most recently, similar to the Company’s agreement with Baxter, Serum Institute has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute’s. Upon successful commercialization of any resultant products, the Company would receive royalties of 10% of sales in certain territories and pay royalties of 10% to SynBio for sales outside those certain territories. Through December 31, 2013, the Company and SynBio continue to engage in research and development activities with no resultant commercial products. Aside from the supply service revenue noted previously, no revenue was recognized by the Company related to the Co-Development Agreement for the years ended December 31, 2013 and 2012.

SynBio is a related party of the Company, with a share ownership of 45.3% as of December 31, 2013 and 2012.

Serum Institute of India Limited

In the period from 2004 through 2011, the Company entered into and amended certain license and supply agreements with Serum Institute. The original license agreement with Serum Institute was a collaborative Development and Manufacturing Arrangement (“DMA”) to develop agreed upon potential commercial product candidates using the Company’s PolyXen® technology. Serum Institute then endeavored to further develop the potential commercial product candidates and eventually initiate pre-clinical and clinical trials at their own cost. The agreement was amended in 2011, resulting in the surrender of development rights for 14 potential commercial product candidates in 2012, which were vested to Serum Institute under the terms of the previous agreements, back to the Company. In consideration of Serum Institute’s surrender of the development rights and certain changes to future shared license revenue and royalty rates of commercialized products, the Company issued Serum Institute 2.88 million new shares of common stock with a fair value of approximately $1.1 million at the time of issuance. This acquisition of the rights to the 14 potential commercial product candidates was accounted for as an acquisition of IPR&D and immediately expensed as the transaction was not part of a business combination. Accordingly, approximately $1.1 million is included in research and development expenses in the statement of operations during the year ended December 31, 2012 related to this IPR&D.

Following the 2011 amendment, Serum Institute retained an exclusive license to use the Company’s PolyXen® technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. The royalty payment schedule based on net revenues on the future commercial sales of PSA-EPO under the DMA was also modified as a result of the 2011 amendment. Royalty payments ranging from 2% to 8% are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments of up to 25% are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement for the years ended December 31, 2013 and 2012. There are no

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4	Significant Strategic Drug Development Collaborations (Continued)

Serum Institute of India Limited (Continued)

milestone or other research-related payments due under the DMA. Through December 31, 2013, the Company and Serum Institute continue to engage in research and development activities with no resultant commercial products.

Also during 2012, Serum Institute subscribed for 800,000 shares of the Company’s common stock for net proceeds of $421,163. Serum Institute is a related party of the Company, with a share ownership of 10.6% as of December 31, 2013 and 2012.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2013	2012
Laboratory equipment	$1,106,761	$1,028,417
Office and computer equipment	190,878	162,111
Leasehold improvements	69,296	67,913
Property and equipment – at cost	1,366,935	1,258,441
Less accumulated depreciation	(1,214,332)	(1,136,359)
Property and equipment – net	$152,603	$122,082

Depreciation expense was $52,032 and $104,619 for the years ended December 31, 2013 and 2012 respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

	December 31,
	2013	2012
Balance as of January 1	$3,592,073	$-
Acquired from acquisitions	-	3,402,923
Foreign currency translation	73,126	189,150
Balance as of December 31	$3,665,199	$3,592,073

Goodwill acquired during the year ended December 31, 2012 was attributed to the Company’s acquisition of SymbioTec. As of October 1, 2013 and 2012, the dates of the Company’s annual impairment review, the fair value of the Company’s goodwill balance exceeded its carrying value by approximately 104% and 58%, respectively.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Indefinite-Lived Intangible Assets (Continued)

Indefinite-Lived Intangible Assets

The Company has one indefinite-lived intangible asset, OncoHist™, as of December 31, 2013 and 2012 related to the Company’s acquisition of SymbioTec in 2012. As of October 1, 2013 and 2012, the dates of the Company’s annual impairment review, the fair value of the Company’s indefinite-lived intangible asset balance exceeded its carrying value by approximately 1% and 87%, respectively. The fair value of OncoHist™ was $10,559,820 and the carrying value was $10,318,001, with a foreign currency impact of an increase in carrying value of $205,860 as of December 31, 2013.

The Company, with the assistance of an independent third party, calculated the fair value of OncoHist™ by using the MPEEM, which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. This method requires the Company to make long-term projections of the amount and timing of income and expenses related to development and commercialization of the acquired intangible asset and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the discount rate for estimated future after-tax cash flows. Specifically, this method took into account the Company’s estimates of future incremental milestone payments that may be achieved upon completion of certain clinical trial stages, regulatory approval and sales goals upon commercialization, as well as the Company’s expected royalty income based on sales upon commercialization. Projected expenses are based on the Company’s forecasted budget required to complete the development of the IPR&D and are estimates subject to change based on several factors including the results of clinical trials and delays in regulatory approval. The discount rate used is commensurate with the uncertainties associated with the economic estimates described above and reflects the stage of development, the time and resources needed to complete the development of the product and the risks of advancement through regulatory approval processes.

While the Company believes reasonable estimates and appropriate assumptions were utilized to calculate the fair value of OncoHist™, it is possible a material change could occur. If future results are not consistent with the assumptions and estimates used, the Company may be exposed to impairment charges in the future. The following table shows the decline in the fair value of OncoHist™ that would result from a 1% increase in the discount rate and a 5% decrease in the expected milestone income:

Indefinite-Lived Intangible Asset	Discount Rate	Milestone Income
OncoHist™ change in fair value as of December 31, 2013	$ (688,000)	$(826,000)

Such a change in either the discount rate or expected milestone income would result in an impairment of approximately $405,000 and $545,000, respectively, during the current period.

OncoHist™ is not yet commercialized and has not yet begun to be amortized as of December 31, 2013 and 2012.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued professional fees	$1,106,358	$216,484
Accrued bonus compensation	422,226	-
Accrued payroll and benefits	99,548	10,240
Accrued research costs	29,682	165,578
Other	169,053	64,442
	$1,826,867	$456,744

8.	Income Taxes

The Company accounts for income taxes using the liability method under ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. Currently, there is no provision for income taxes as the Company has incurred losses to date.

The components of (loss) before income taxes are as follows:

	Year ended December 31,
	2013	2012
Domestic (US)	$ (547,508)	$ (190,025)
Foreign (UK)	(7,855,509)	(5,244,538)
Foreign (Germany)	(176,229)	(893,777)
Loss before income taxes	$ (8,579,246)	$ (6,328,340)

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Income Taxes (Continued)

The reconciliation of income tax expense (benefit) at the UK corporation tax rate, being the rate applicable to the country of domicile of Xenetic UK, to net income tax expense (benefit) is as follows:

	Year ended December 31,
	2013	2012
UK corporation tax benefit at statutory rate	$ (1,994,675)	$ (1,550,443)
Increase in tax losses not recognized	1,461,836	1,319,946
Permanent differences, net	674,920	99,825
Foreign rate differential	(100,131)	(89,442)
Share-based compensation, net	9,179	6,770
Other	163	6,531
Impairment of IPR&D	-	266,471
Enhanced research and development tax credits	(51,292)	(59,658)
Net expense (benefit) for income taxes	$ -	$ -

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2013	2012
Deferred tax assets:
UK net operating loss carryforwards	$7,735,113	$7,543,489
Enhanced research and development tax credits	713,029	751,213
Share-based compensation	409,391	462,976
Germany net operating loss carryforwards	360,763	290,036
US federal net operating loss carryforwards	242,254	59,294
US state net operating loss carryforwards	35,929	8,754
Other	24,781	31,726
Total deferred tax assets before valuation allowance	9,521,260	9,147,488
Less valuation allowance	(9,521,260)	(9,147,488)
Net deferred tax assets	$-	$-
Deferred tax liability:
Indefinite-lived intangible asset	$(3,257,910)	$(3,192,909)
Total net deferred tax liability	$(3,257,910)	$(3,192,909)

For the years ended December 31, 2013 and 2012, the Company had UK net operating loss carryforwards of $41.7 million and $35.5 million respectively, US federal net operating loss carryforwards of $692,153 and $169,410 respectively, US state net operating loss carryforwards of $690,942 and $168,352 respectively, and Germany net operating loss carryforwards of $1,142,197 and $918,275 respectively. The UK and Germany net operating loss carryforwards can be carried forward indefinitely. The US federal and state net operating loss carryforwards begin to expire in 2032.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Income Taxes (Continued)

The Company’s ability to use its operating loss carryforwards and tax credits generated in the US to offset future taxable income is subject to restrictions under Section 382 of the United States Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

The Company’s ability to use its operating loss carryforwards and tax credits generated in the UK are subject to restrictions under UK tax legislation. These regulations may limit the future use of operating loss carryforwards if there is a change in ownership and a change in the nature or conduct of the business carried on by the Company, and in certain circumstances where there is a change in the nature or conduct of the business only. In such cases the carryforwards would cease to be available to set against future income.

The Company’s ability to use its operating loss carryforwards and tax credits generated in Germany are also subject to restrictions under German tax legislation. These regulations may limit the future use of operating loss carryforwards if there is a change in ownership. In such cases the carryforwards would cease to be available to set against future income.

Uncertain Tax Positions

As of December 31, 2013 and 2012, the Company recorded unrecognized tax positions of $185,961 and $182,251 respectively, due to a claim for research and development tax credits. The changes to unrecognized tax positions for 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012
Unrecognized tax benefits as of January 1	$182,251	$174,289
Gross adjustments in tax positions	-	-
Gross increases	-	-
Foreign currency translation	3,710	7,962
Unrecognized tax positions as of December 31	$185,961	$182,251

The Company has not yet conducted a study of its research and development tax credit carryforwards. This study may result in an increase or decrease in the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is determined, no amounts are recorded as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance with no resulting impact on overall income tax expense or the consolidated statement of operations and comprehensive loss.

The Company files income tax returns in the US federal tax jurisdiction, Nevada and Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the US federal, state, foreign, and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Income Taxes (Continued)

Uncertain Tax Positions (Continued)

the Internal Revenue Service. Subject to the research and development tax credit claim referred to above, the Company is not currently under examination by any other jurisdiction for these years. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

9.	Commitments

The Company leases office space in London, UK which is due to expire in March 2017. The Company also leased laboratory space in London, UK during 2013 and 2012, however this lease was terminated in December 2013. In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit.

The Company’s contractual commitments under all non-cancelable operating leases as of December 31, 2013 are as follows:

As of December 31,	Total Operating Leases
2014	$ 137,489
2015	148,706
2016	152,665
2017	114,148
2018	106,563
Thereafter	8,908
Total minimum lease payments	$ 668,479

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense under the Company’s operating leases was $280,606 and $371,069 for the years ended December 31, 2013 and 2012 respectively.

10.	Stockholders’ Equity

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in the assets of the Company available for distribution.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Stockholders’ Equity (Continued)

Warrants

In connection with the Company’s collaboration agreements, the Company issued warrants to purchase shares of common stock to its collaborative partners. These warrants were valued at issuance date using the Black-Scholes option pricing model. In 2010, Baxter SA was granted warrants to purchase 4,588,298 new shares of common stock, which were exercisable immediately after issuance and expire on June 30, 2015. These warrants, which were fair valued at $932,000 at the time of issuance, were outstanding as of December 31, 2013 and 2012.

In 2011, SynBio was granted warrants to purchase 3,545,600 new shares of common stock, which are exercisable two years after issuance and expire on December 2, 2016. These warrants, which were fair valued at $108,000 at the time of issuance, were outstanding as of December 31, 2013 and 2012.

In 2011, Serum Institute was granted warrants to purchase 2,400,000 new shares of common stock in three tranches of 800,000 each, which are exercisable immediately after issuance and expire in a range of 6 to 18 months after issuance. These warrants were fair valued at $10,000 at the time of issuance. During 2012, Serum Institute’s warrants to purchase 800,000 new shares of common stock expired and as of December 31, 2012, warrants to purchase 1.6 million new shares of common stock were outstanding. These warrants expired during 2013. Serum Institute did not exercise any warrants during 2013 or 2012. Refer to Note 4, Significant Strategic Drug Development Collaborations, for further information on the Company’s collaborative partners.

There were no warrants issued by the Company during the years ended December 31, 2013 and 2012.

11.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all US employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. As of December 31, 2013 and 2012, the Company made no contributions to the 401(k) Plan.

In the UK, the Company has adopted a defined contribution plan (the “UK Plan”) which qualifies under the rules established by HM Revenue & Customs. The UK Plan generally allows all UK employees to contribute a minimum of 3% of salary with no maximum limit. The Company contributes to the plan between 8% and 12% of the employee’s salary, depending upon seniority of the employee. The Company, at its discretion, may also contribute to an employee’s personal pension plan. The Company paid total contributions of $129,353 and $135,553 during the years ended December 31, 2013 and 2012, respectively.

12.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards and JSOP awards was $431,504 and $339,780 during the years ended December 31, 2013 and 2012, respectively.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Share-Based Compensation (Continued)

Share-based compensation expense is classified in the consolidated statements of comprehensive loss as follows:

	Year ended December 31,
	2013	2012
Research and development expenses	$60,980	$41,851
Administrative expenses	370,524	297,929
	$431,504	$339,780

2000 Stock Plan (Incentive Stock Plan)

In July 2000, the Company’s Board of Directors and stockholders adopted the Lipoxen plc Unapproved Share Option Plan (the “2000 Stock Plan”), under which stock options may be granted to employees, consultants and non-employee directors. The 2000 Stock Plan was amended by resolution of the Board of Directors in March 2006.

Options granted under the 2000 Stock Plan expire no later than ten years from the date of grant and have limited transferability. Options are granted with an exercise price determined by the Board of Directors. Options may be granted with different vesting terms from time to time but not more than 50% on or after the first anniversary, 25% on or after the second anniversary, and 25% on or after the third anniversary.

The number of options available to grant under the 2000 Stock Plan is limited to 15% of the issued ordinary share capital of the Company. As of December 31, 2013, 14,355,591 shares of common stock were collectively available for future grant under the 2000 Stock Plan and 2007 Stock Plan (as defined below). Options to purchase 2,507,489 shares of common stock were outstanding under the 2000 Stock Plan.

Subsequent to the Acquisition, the 2000 Stock Plan was converted to reflect the new shares issued by the Company under the Scheme related to the Acquisition. As part of the conversion, option holders under the 2000 Stock Plan have the right to subscribe for a number of shares of common stock in the Company (the “Replacement Option Shares”) in exchange for the cancellation and surrender by the option holder of the original options granted by the 2000 Stock Plan. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in pounds sterling of the original options, using a foreign currency exchange rate for pounds sterling into US dollars quoted by Barclays Bank plc at 12 noon Greenwich Mean Time (“GMT”) on January 23, 2014, the date of the Acquisition. This conversion of the stock options is retrospectively reflected in these financial statements. The conversion of the options will be treated as an option modification during the first quarter of 2014.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Share-Based Compensation (Continued)

2007 Stock Plan (Incentive Stock Plan)

In August 2007, the Company’s Board of Directors and stockholders adopted the Xenetic Biosciences plc 2007 Share Option Scheme (the “2007 Stock Plan”), under which Enterprise Management Incentives may be granted to employees and non-employee directors. The 2007 Stock Plan was amended by resolution of the Board of Directors and shareholders in June 2010 to include the US Share Option Addendum for the purposes of granting incentive stock options and non-statutory stock within the meaning of Section 422 of the Internal Revenue Code.

Options granted under the 2007 Stock Plan expire no later than ten years from the date of grant and have limited transferability. Options may be granted with different vesting terms from time to time or no vesting conditions. The option price of an incentive stock option granted to an employee or of a non-statutory stock option granted to any person who owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company (or any parent or subsidiary) shall be no less than 110% of the fair market value per share on the date of grant. The option price of an incentive stock option granted to any other employee shall be no less than 100% of the fair market value per share on the date of grant.

The number of options available to grant under the 2007 Stock Plan is limited to 15% of the issued ordinary share capital of the Company. As of December 31, 2013, 14,355,591 shares of common stock were collectively available for future grant under the 2000 Stock Plan and 2007 Stock Plan. Options to purchase 2,714,941 shares of common stock were outstanding under the 2007 Stock Plan.

Subsequent to the Acquisition, the 2007 Stock Plan was converted to reflect the new shares issued by the Company under the Scheme related to the Acquisition. As part of the conversion, option holders under the 2007 Stock Plan have the right to subscribe for a number of shares of common stock in the Company in exchange for the cancellation and surrender by the option holder of the original options granted by the 2007 Stock Plan. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in Pounds Sterling of the original options, using a foreign currency exchange rate for Pounds Sterling into U.S. dollars quoted by Barclays Bank plc at 12 noon GMT on January 23, 2014, the date of the Acquisition. This conversion of the stock options is retrospectively reflected in these financial statements. The conversion of the options will be treated as an option modification during the first quarter of 2014.

Stock Options

The Company grants stock option awards to employees and non-employees with varying vesting terms. The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below. The risk-free interest rate is based upon the US Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. The Company estimates the expected life of options granted to employees using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees. The expected life of non-employee options is the contractual life of the option. The Company determines the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Share-Based Compensation (Continued)

Stock Options (Continued)

Company’s product candidates in conjunction with the Company’s historical volatility. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. Further, the Company has applied a forfeiture rate of 0% as the Company has not historically experienced forfeitures. During 2013, approximately two million options were forfeited by a management executive as a result of his unanticipated short period of employment; however, the Company views this situation to be an independent event and does not expect this type of forfeiture to reoccur in the future.

Employee Stock Options

Key assumptions used in the Black-Scholes option pricing model on the date of grant for options granted to employees are as follows:

	December 31,
	2013	2012
Expected dividend yield (%)	-	-
Expected volatility (%)	73.39	77.00
Risk-free interest rate (%)	0.92	0.49
Expected life of option (years)	4.00	3.25
Weighted-average share price ($)	0.29	0.37
Weighted-average exercise price ($)	1.22	0.91
Model used	Black-Scholes	Black-Scholes

During the years ended December 31, 2013 and 2012, the Company granted employee stock options to purchase a total of 2.30 million and 960,000 shares of common stock respectively, with a weighted-average grant date fair value per option share of $1.22 and $0.91, respectively. Cash received from stock option exercises for the years ended December 31, 2013 and 2012 were $2,090 and $709, respectively. The Company considered the implications of these stock option exercises and concluded that there was not a material tax impact.

As of December 31, 2013, there was $77,496 of unrecognized share-based compensation related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of two years.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Share-Based Compensation (Continued)

Employee Stock Options (Continued)

The following is a summary of employee stock option activity for the years ended December 31, 2013 and 2012:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2012	4,068,024	$0.31
Granted	960,000	0.91
Exercised	(19,535)	0.04		$8,726
Forfeited	(23,009)	2.04

Outstanding as of December 31, 2012	4,985,480	0.42

Exercisable as of December 31, 2012	3,752,296	0.29	4.28	$423,487

Outstanding as of January 1, 2013	4,985,480	0.42
Granted	2,304,000	1.22
Exercised	(55,379)	0.04		$10,663
Forfeited	(2,011,671)	1.22

Outstanding as of December 31, 2013	5,222,430	0.47	4.68	$432,392

Vested or expected to vest as of December 31, 2013	5,222,430	0.47	4.68	$432,392

Exercisable as of December 31, 2013	4,063,646	$0.30	3.72	$432,392

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2013 and the changes during the year ended December 31, 2013 is as follows:

	Number of shares	Weighted-average grant date fair value
Balance as of January 1, 2013	1,233,184	$0.11
Granted	2,304,000	0.07
Vested	(454,400)	0.14
Forfeited	(1,924,000)	0.07

Balance as of December 31, 2013	1,158,784	$0.08

Non-Employee Stock Options

Share-based compensation expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is subject to re-measurement at each reporting period until the options vest.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Share-Based Compensation (Continued)

Non-Employee Stock Options (Continued)

Key assumptions used in the Black-Scholes option pricing model on the date of grant for options granted to non-employees are as follows:

	December 31,
	2013	2012
Expected dividend yield (%)	-	-
Expected volatility (%)	78.25	73.79
Risk-free interest rate (%)	1.75	1.09
Expected life of option (years)	5.90	6.92
Weighted-average share price ($)	0.26	0.23
Weighted-average exercise price ($)	0.52	0.52
Model used	Black-Scholes	Black-Scholes

During the year ended December 31, 2012, the Company granted non-employee stock options to purchase a total of 416,000 shares of common stock. No non-employee stock options were granted during 2013 and no non-employee stock options were exercised during the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, options to purchase 104,000 shares of common stock vested, with options to purchase 288,000 shares of common stock remaining unvested as of December 31, 2013.

As of December 31, 2013, there was $33,635 of unrecognized share-based compensation related to non-employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of three years.

The following is a summary of non-employee stock option activity for the years ended December 31, 2013 and 2012:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2012	-	$-
Granted	416,000	0.52
Exercised	-	-
Forfeited	-	-

Outstanding as of December 31, 2012	416,000	0.52

Exercisable as of December 31, 2012	24,000	0.31	4.73	$0

Outstanding as of January 1, 2013	416,000	0.52
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding as of December 31, 2013	416,000	0.52	5.90	$49

Vested or expected to vest as of December 31, 2013	416,000	0.52	5.90	$49

Exercisable as of December 31, 2013	128,000	$0.48	4.38	$49

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Share-Based Compensation (Continued)

Common stock awards

The Company granted common stock awards to a non-employee in exchange for services provided. The Company measured the fair value of these awards using the fair value of the services provided as it is a more reliable measure of the fair value of the awards. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis.

During the years ended December 31, 2013 and 2012, the Company granted 282,509 and 177,607 common stock awards, respectively, with a calculated grant date fair value of $85,825 and $58,339, respectively. As all services were rendered in each respective year, $85,825 and $58,339 of compensation expense related to common stock awards was recognized during the years ending December 31, 2013 and 2012, respectively. As of December 31, 2013, there was no unrecognized share-based compensation related to non-employee common stock awards. These common stock awards were not issued as of December 31, 2013 or 2012.

Joint Share Ownership Plan

In 2010 and 2012, the Company issued 1,701,913 and 8,986,281 JSOP awards, respectively, to two senior executives under the JSOP. During 2011, the 2010 JSOP awards fully vested under the terms of the JSOP due to a significant change in beneficial ownership of the Company, and the related compensation charges were fully recorded during periods prior to 2012 related to this accelerated vesting. As of December 31, 2013, all 2012 JSOP awards were outstanding and unvested, while all 2010 JSOP awards were outstanding and vested.

Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For US GAAP purposes the awards are valued as employee options.

The JSOP trust holds the shares of the JSOP until such time as the JSOP shares are vested and the participating executives exercise their rights under the JSOP. The JSOP trust is granted an interest bearing loan by the Company in order to fund the purchase of its interest in the JSOP shares. The loan held by the trust is eliminated on consolidation in the financial statements of the Company. The Company funded portion of the share purchase price is deemed to be held in treasury until such time as they are transferred to the employee and is recorded as a reduction in equity.

The exercise price of the “option” is deemed to be the market value of the shares at the date of issue. The awards vest based on certain market conditions, which require each tranche of shares to meet specific share price hurdles, or change in control conditions, as defined by the plan. Under the JSOP and subject to the vesting of the participants’ interest, participating executives will, when the JSOP shares are sold, be entitled to a share of the proceeds of sale equal to the growth in market value of the JSOP shares versus the exercise price, less simple interest on the original share purchase price, net of executives’ cash contribution at inception, as agreed for each grant (the “Carry Charge”). The balance of the proceeds will remain to the benefit of the JSOP trust and be applied to the repayment of the loan originally made by the Company to the JSOP trust. Any funds remaining in the JSOP trust after settlement of the loan and any expenses of the JSOP trust are for the benefit of the Company.

The Company measures the fair value of the awards using Monte Carlo simulations, which requires estimates based on the Company’s judgment as well as other assumptions. These estimates include the

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Share-Based Compensation (Continued)

Joint Share Ownership Plan (Continued)

expected term of each tranche of the JSOP awards, which the Company determined to be the initial life of the awards, and expected volatility, which is based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates in conjunction with the historical volatility of Xenetic Biosciences plc’s shares when traded on the UK Alternative Investment Market. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the awards. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the awards. The compensation expense is recorded over the expected life of the option, regardless of whether the awards vest. Having established the full value of the JSOP awards using the Monte Carlo simulation outlined above, a deduction is made in respect of the anticipated Carry Charge in order that the expense recorded in the financial statements only represents the participating executives’ net interest in the awards.

On exercise of the JSOP awards by the executives the Carry Charge due to the Company will be recognized as additional paid-in capital, arising from the sale of treasury stock.

Due to the nature of the vesting of the JSOP awards, the Company uses a graded vesting model to recognize the related compensation expense. The share price hurdles range from $0.75 to $2.50 per share of common stock. The Company used the following weighted-average assumptions for the 2012 JSOP awards:

December 31,
2012
Expected dividend yield (%)	-
Expected volatility (%)	76.00
Risk-free interest rate (%)	0.57
Expected life of option (years)	3.00
Weighted-average share price ($)	0.17
Weighted-average exercise price ($)	0.17
Model used	Monte Carlo

The total fair value of the 2012 JSOP awards was $853,889. The Company recognized $279,484 and $235,927 of compensation costs in 2013 and 2012 respectively, related to 2012 JSOP awards.

As of December 31, 2013, there was $326,066 of total unrecognized compensation costs related to the 2012 JSOP awards. Subsequent to December 31, 2013, the 2012 JSOP awards fully vested under the terms of the JSOP due to market share price hurdles that were met. As a result, the Company expects to recognize $326,066 of compensation expense during the first quarter of 2014 related to this accelerated vesting.

13.	Restructuring Charges

In September 2012, the Company approved and publicly announced a business plan to close the Company’s SymbioTec office in Germany and shift operations to the Company’s office in the UK. The Company treated all costs incurred related to this closing as restructuring charges. The closing was expected to drive cost savings and leverage potential synergies from the SymbioTec acquisition.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Restructuring Charges (Continued)

The expenses incurred include employee severance and facility closure charges. The Company incurred total expenses of approximately $112,000 related to SymbioTec restructuring activities, which was recorded in the line item administrative expenses in the Company’s statement of operations. The following table sets forth the costs incurred during the year ended December 31, 2012:

Year ended December 31,
2012
Facility closure expenses	$13,000
Employee termination expenses	99,000

Total restructuring charges	$112,000

All costs related to the SymbioTec restructuring activities were completed as of December 31, 2012.

14.	Related Party Transactions

The Company received a short term unsecured loan facility of up to $1.7 million from SynBio, a related party, in May 2011, of which $681,124 and $682,993 is outstanding as of December 31, 2013 and 2012. The loan had an interest rate of 8.04% as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012 the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principle including accrued interest upon future agreement by both parties. It was also agreed at this point that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. The loan is recorded in current liabilities as of December 31, 2013. $0 and $706,201 were repaid by the Company during the years ended December 31, 2013 and 2012 respectively. The change in the balance of the loan between December 31, 2013 and 2012 is due to foreign currency translation. The loan does not bear interest at the prevailing market rate for instruments with similar characteristics.

Please refer to Note 4, Significant Strategic Drug Development Collaborations for details of arrangements with collaboration partners that are also related parties.

15.	Subsequent Events

Significant Agreement

On January 30, 2014, the Company announced the amendment of the licensing agreement with Baxter in which certain financial and timing aspects of the agreement were modified. As a result, the Company is entitled to receive certain amounts in development, regulatory and sales milestone payments as well as increased royalties on potential net sales. In addition, Baxter SA made a direct equity investment of $10 million in cash in exchange for 10,695,187 shares of the Company’s common stock. Following this investment, Baxter SA increased their share ownership to approximately 10%.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Subsequent Events (Continued)

Reverse Merger Business Combination

The Acquisition transaction between the Company and Xenetic UK was completed on January 23, 2014 and resulted in the Company acquiring all of the issued and outstanding common stock of Xenetic UK. The Acquisition was accounted for as a reverse acquisition under the acquisition method of accounting per ASC 805, with Xenetic UK treated as the accounting acquirer and the Company treated as the “acquired” company for financial reporting purposes. This was determined based on the following facts: (i) after the reverse merger, former stockholders of Xenetic UK held a majority of the voting interest of the combined company; (ii) former Board of Directors of Xenetic UK possess majority control of the Board of Directors of the combined company; and (iii) members of the management of Xenetic UK are responsible for the management of the combined company. As such, the financial statements of Xenetic UK are treated as the historical financial statements of the combined company.

The fair value of the consideration transferred in the reverse merger was $3.75 million. This was calculated as the number of shares of common stock that Xenetic UK would have had to issue in order for the Company’s shareholders to hold the same equity interest in the combined entity immediately following the acquisition (approximately 9.2%), multiplied by the estimated fair value of the Company’s common stock on the acquisition date (£0.06 per share). The estimated fair value of the Company’s common stock was based on the price of the Company’s stock on the acquisition date, which was actively traded on the Alternative Investments Market in the United Kingdom. In addition, Xenetic UK incurred approximately $3 million of transaction costs related to the reverse merger to date.

The fair value of all acquired assets and liabilities summarized below is provisional pending finalization of the Company’s acquisition accounting. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments.

The preliminary fair value of the acquired assets and liabilities is as follows:

Cash	$43,502
Accounts receivable	145
Prepaid expenses	8,643
Property, plant and equipment	331,500
Accounts payable	(354,079)
Accrued expenses	(36,146)
Long-term debt	(372,813)

Total identifiable net assets	(379,248)
Goodwill	4,129,248

Total	$3,750,000

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Subsequent Events (Continued)

Reverse Merger Business Combination (Continued)

Following the Acquisition, an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (the “Hive Out Agreement”) was executed, whereupon 10,000,000 outstanding shares of common stock held by Oxbridge Technology Partners SA (“Oxbridge”) were canceled, returned to the Company and recorded as treasury shares. In exchange, Oxbridge acquired all issued and outstanding shares of both of the Company’s former operating subsidiaries, Shift It Media Co. and General Aircraft, Inc. (the “Disposed Subsidiaries”), including all assets and liabilities connected with the businesses transferred. The Hive Out Agreement also required a payment to Oxbridge of $430,000, which was paid by the Company shortly after the Acquisition.

The Company recorded this divestiture as a separate transaction from the Acquisition that results in the disposal of two of the Company’s subsidiaries. The Disposed Subsidiaries did not record any operations in the combined entity following the Acquisition before they were disposed and these financial statements do not reflect the historical financial statements of the Disposed Subsidiaries as they were previously owned by the accounting acquiree. Accordingly, there are no balances to be recorded as discontinued operations on the statement of operations. As a result of the divestiture of the Disposed Subsidiaries, the Company expects to record a loss on disposal of $1,069,675 during the first quarter of 2014 related to a portion of the overall consideration to Oxbridge for the canceled shares returned by Oxbridge.

With the occurrence of the Acquisition and following that, the Hive Out Agreement, the pro forma revenue and net loss financial information as if the transactions had occurred on January 1, 2012 is not necessarily indicative of the Company’s consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company’s consolidated results for any future period. The year ended December 31, 2013 pro forma net loss would be adjusted to exclude certain expenses incurred during 2013, being approximately $2.2 million of acquisition-related costs and to include the loss on disposal of the Disposed Subsidiaries of approximately $1.1 million, referred to above. There were no pro forma adjustments for the year ended December 31, 2012.

XENETIC BIOSCIENCES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013 and 2012

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Valuation Allowance	Balance End of Period
2013	$ (9,147,488)	(373,772)	-	$ (9,521,260)
2012	$ (8,159,774)	(987,714)	-	$ (9,147,488)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company, as reported in its Current Report filed on Form 8-K on April 10, 2014, changed its accountants to Ernst & Young LLP. The Company has no disagreements with the current or predecessor accountants on any accounting and financial disclosure matters.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective based on the criteria set forth by COSO of the Treadway Commission in Internal Control — Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2013, except for certain information with respect to our executive officers, which is included in “Part I – Item 1” of this Annual Report on Form 10-K under the caption “Directors and Executive Officers”.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2013.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2013.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2013.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2013.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
•	Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts, is included in Part II, Item 8.

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this Annual Report on Form 10-K is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

April 15, 2014	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Xenetic Biosciences, Inc., hereby severally constitute and appoint Michael Scott Maguire and Colin William Hill, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Xenetic Biosciences, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 15th day of April, 2014.

Signature	Title(s)

/S/ MICHAEL SCOTT MAGUIRE Michael Scott Maguire	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ COLIN WILLIAM HILL Colin William Hill	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ FIRDAUS JAL DASTOOR FCS Firdaus Jal Dastoor FCS	Director

/S/ ARTUR ISAEV Artur Isaev	Director

/S/ SIR BRIAN RICHARDS Sir Brian Richards	Director

/S/ DR. TIMOTHY R. COTE Dr. Timothy R. Coté	Director

/S/ DARLENE DEPTULA-HICKS Darlene Deptula-Hicks	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Bylaws (1)
9.1	Scheme of Arrangement (including the Equivalent Document) (4)
9.2	Announcement of Recommended Offer for shares of Xenetic Biosciences plc (5)
9.3	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (6)
10.1 *	Employment Agreement, dated November 3, 2009, between Lipoxen plc and Michael Scott Maguire **
10.2 *	Employment Agreement, dated July 2, 2007, between Lipoxen plc and Colin W. Hill **
10.3 *	Form of Lease for Ledgemont Research Center, Lexington, Massachusetts dated August 1, 2013 between One Ledgemont LLC and Xenetic Bioscience, Incorporated
10.4 *	Form of Lease relating to 3rd Floor Rear, Greener House, 68 Haymarket, London SW1 dated March 20, 2012 between Her Majesty the Queen, The Crown Estate Commissioners and Xenetic Biosciences plc
10.5 *	Form of Rules of the Lipoxen plc Unapproved Share Option Plan dated July 18, 2000 (as amended by a resolution of the board of directors of Lipoxen plc passed on March 14, 2006)
10.6 *	Form of Xenetic Biosciences plc 2007 Share Option Scheme and US Addendum (as established in 2007 and by resolution of shareholders in 2010 and awarded by board resolution in 2012)
10.7 *	Form of Xenetic Biosciences, Inc. Equity Incentive Plan, effective January 23, 2014
10.8 *	Stock Purchase Agreement, dated January 29, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA
10.9 *	Stock Purchase Agreement Amendment, dated February 14, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA
10.10 *	Exclusive Research, Development and License Agreement, dated August 15, 2005, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.11 *	Letter Agreement, dated December 11, 2006, between Lipoxen Technologies Ltd, Baxter Healthcare SA and Baxter Healthcare Corporation and Serum Institute of India Limited
10.12 *	Amendment to the Exclusive Research, Development and License Agreement, dated December 13, 2006, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.13 *	Second Amendment to the Exclusive Research, Development and License Agreement, dated May 28, 2009, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.14 *	Amendment Number Four to the Exclusive Research, Development and License Agreement, dated August 10, 2010, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.15 *

Amendment Number Five to the Exclusive Research, Development and License Agreement, dated September 15, 2010, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation

10.16 *

Form of Sixth Amendment to the Exclusive Research, Development and License Agreement, dated January 29, 2014, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation

10.17 *	Novotech Master Clinical Research Services Agreement, dated February 6, 2013
10.18 *	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc and SynBio LLC

EXHIBIT NUMBER	DESCRIPTION
10.19 *	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc
10.20 *	Collaboration, License and Development Agreement, dated November 11, 2009, between OJSC Pharmsynthez and Lipoxen Technologies Ltd
10.21 *	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited
10.22 *	Director Appointment Agreement, dated January 23, 2014, between SynBio LLC and Xenetic Biosciences, Inc.
31.1 *	Certification of Michael Scott Maguire, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Colin W. Hill, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 filed November 21, 2011
(2)	Incorporated by reference to Current Report on Form 8-K filed February 12, 2013
(3)	Incorporated by reference to Current Report on Form 8-K filed February 27, 2013
(4)	Incorporated by reference to Current Report on Form 8-K filed November 25, 2013
(5)	Incorporated by reference to Current Report on Form 8-K filed November 13, 2013
(6)	Incorporated by reference to Annual Report on form 10-K filed November 27, 2013
*	Exhibit filed with this report
**	Management contract or compensatory plan