Form 10-K/A
period 2013-12-31
Xenetic Biosciences, Inc.
filed 2014-04-30
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2013

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 333-178082

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of April 15, 2015 the number of outstanding shares of the registrant’s common stock was 146,740,692.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K. The Registrant has also included Exhibit 101 on this Form 10-K/A.

Except as described above, there have been no other changes to the Annual Report filed on Form 10-K filed with the SEC on April 15, 2014. This Form 10-K/A does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Form 10-K was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

Unless otherwise noted, all historical information presented in this Form 10-K/A reflects the operations of Xenetic Biosciences plc (“Xenetic UK”), the accounting acquirer of Xenetic Biosciences, Inc. (the “Company”) in a reverse acquisition transaction that was completed on January 23, 2014 (the “Acquisition”).

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief account of the business experience of each of our executive officers and directors as of April 15, 2014. Each of our directors will hold office until our next annual meeting of shareholders or until his or her successor has been duly elected and qualified.

Name	Age	Position
Michael Scott Maguire	50	President, Chief Executive Officer and Director
Colin W. Hill	68	Secretary, Treasurer, Chief Financial Officer and Director
Firdaus Jal Dastoor, FCS	61	Director
Artur Isaev	43	Director
Sir Brian Richards	81	Director
Dr. Timothy R. Coté	53	Director
Darlene Deptula-Hicks	56	Director

Michael Scott Maguire

Mr. Maguire has been President, Chief Executive Officer and Director of the Company since January 2014 having been appointed pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Maguire served with Xenetic UK as its Chief Executive Officer from April 2004 to the present. His background is in life science and healthcare investment banking and he has advised many US and European companies on capital raisings and commercial development over his 26 year career. Mr. Maguire began his banking career with Merrill Lynch in 1987 in New York, and after receiving his MBA from the Babson Graduate School in 1993, he joined the healthcare division of W.R. Grace National Medical Care (“NMC”) where he helped develop the international healthcare division. During his time in charge of international business development, he helped double NMC’s international revenues through Mergers and Acquisitions. In 1996 he co-founded the Arthur Andersen global healthcare corporate finance practice based in London, a practice that he built to include a staff of 36 across the US and Europe, elevating to the role of managing director. Mr. Maguire is currently a director of Healthcare Capital Partners Limited, a healthcare corporate finance and proprietary investment boutique he co-founded in 2002 and a non-executive director of Renal Services (UK) Limited, a company focused on dialysis service provision in the UK. Based on Mr. Maguire’s experience within the biotechnology sector and his executive experience, specifically his experience as an executive officer at other companies, as well as his service on other boards of directors, the Board believes Mr. Maguire has the appropriate set of skills to serve as a member of our Board.

Colin W. Hill

Mr. Hill has been Secretary, Treasurer, Chief Financial Officer and Director of the Company since January 2014 having been appointed pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Hill served as Chief Financial Officer of Xenetic UK from June 2007 to the present. Prior to joining Xenetic UK, he was Finance Director from 2001 to 2003 and non-executive Chairman from 2003 to 2006 of Greenchip Investments plc. Mr. Hill has been a member of the Chartered Institute of Management Accountants since 1968 and spent 15 years in industry specializing in corporate turnaround and development work before becoming a freelance consultant in 1981. Since that time, he has focused on due diligence relating to corporate finance assignments in small and medium enterprises and public companies with small market capitalizations in the UK, US, and overseas. Between 1998 and 2008 Mr. Hill was Group Finance Director of Arlington Group plc, a company listed on the London Alternative Investments Market (“AIM”) stock exchange. Based upon Mr. Hill’s extensive financial experience, including his experience working with quoted companies on AIM and participation on other boards of directors, the Board believes that Mr. Hill has the appropriate set of skills to serve as a member of our Board.

Firdaus Jal Dastoor, FCS

Mr. Dastoor was appointed as a Director of the Company in January 2014 pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Dastoor was appointed non-executive Director of Xenetic UK in July 2007. He has been a Fellow Member of The Institute of Company Secretaries of India since 2008 and began his career as a company secretary. He was Company Secretary of the Poonawalla Group until 1994. He then took on assignments involved in business development strategies and operations. Mr. Dastoor is on the board of several companies operating in the field of engineering products, life sciences and biotech, international trade, financial services and quality standards certifications. Currently, he is a Group Director of the Poonawalla Group of Companies in charge of Finance and Corporate Affairs. Based on Mr. Dastoor’s experience in the field of life sciences and biotechnology, finance and business development, the Board believes Mr. Dastoor has the appropriate set of skills to serve as a member of our Board.

Artur Isaev

Mr. Isaev was appointed as a Director of the Company in January 2014 pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Isaev has been a General Director and a majority shareholder of Human Stem Cells Institute OJSC Russia’s public biotech company, headquartered in Moscow. Mr. Isaev has a degree in Medicine and an MBA. He started his business career as a top manager in brokerage, investment and auditing companies. In 2003 he founded Human Stem Cells Institute and from the very beginning has occupied the post of its General Director. Mr. Isaev is a vice president of a non-governmental organization of experts in cell technologies and regenerative medicine. Based on Mr. Isaev’s medical education and his experience in clinical stage biotechnology companies, the Board believes Mr. Isaev has the appropriate set of skills to serve as a member of our Board.

Sir Brian Richards, CBE, BSc, PhD, DSc

Sir Brian Richards was appointed to the Board of Directors of the Company in February 2014. Sir Brian was appointed to the Board of Directors of Xenetic UK and became its non-executive Chairman in June 2005 and has been principally occupied in that capacity since 2005. He has extensive experience of chairing boards of public companies including Alizyme plc, Cozart plc, Summit Corporation plc and MAN Mali (Guernsey) Limited. Sir Brian previously served as executive Chairman of British Biotechnology Limited, a company he co-founded, and has had non-executive chairmanships or directorships of several biopharmaceutical companies including Peptide Therapeutics (later Acambis plc), Oxford Biomedica plc and CeNeS Pharmaceuticals plc. Based upon his extensive past and present experience in chairing boards of public companies including companies in the biotechnology sector, the Board believes that Sir Brian has the appropriate set of skills to serve as a member of our Board.

Dr. Timothy R. Coté

Dr. Coté was appointed to the Board of Directors of the Company in February 2014. Dr. Coté is a leading national regulatory expert in orphan drug development. Mr. Coté has 22 years of federal service at the FDA, the National Institute of Health, and the Center for Disease Control. Most recently, Dr. Coté served as the Director of the FDA Office of Orphan Products Development from 2007 to 2011. Dr. Coté was instrumental in implementing the Orphan Drug Act and personally signed more than 800 orphan drug designations. Since leaving his position with the FDA in 2011 to the present, Dr. Coté has been engaged as Chief Executive Officer and Principal of Coté Orphan Consulting, LLC, a regulatory affairs advisory firm based in Silver Spring, Maryland, that provides valuable strategic planning and execution services to companies developing or seeking to develop orphan products. Based on his extensive experience in FDA matters, including with the FDA’s Orphan Products Development Program, the Board believes that Dr. Coté has the appropriate set of skills to serve as a member of our Board.

Darlene Deptula-Hicks

Ms. Deptula-Hicks was appointed to the Board of Directors of the Company in April 2014. Ms. Deptula-Hicks is a strategic senior financial executive with extensive experience in both public and private companies, including experience in fund raising, mergers and acquisitions, public and private offerings and with operational management focused in life sciences. Since June 2012, Ms. Deptula-Hicks has served as Vice President and Chief Financial Officer of Microline Surgical, Inc. From 2006 to 2011, Ms. Deptula-Hicks was the Vice President, Chief Financial Officer, Treasurer and Secretary of ICAD, Inc. She received her Bachelor of Science in Accounting from Southern New Hampshire University and her MBA from Rivier College. Based upon her extensive financial experience including experience in fund raising, mergers, public companies and life sciences, the Board believes Ms. Deptula-Hicks has the appropriate set of skills to serve as a member of our Board.

Board of Directors’ Role in Risk Oversight

Our Board of Directors is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately, including the evaluation of risk assessment and the Company’s risk management policies. In fulfilling this role, the Board of Directors receives reports directly from the Company’s management. In addition, the Board of Directors reviews areas of material risk to the Company, including operational, financial, legal, regulatory and strategic risks. The Board of Directors also considers the risks associated with our compensation policies and practices, oversees risks associated with our governance structure and processes and annually reviews our organizational documents and other policies. The Board of Directors also considers specific risk topics in connection with strategic planning and other matters.

The Board of Directors

The Board of Directors held four meetings during the fiscal year ended December 31, 2013. During the 2013 fiscal year, seven Board members attended 100% of the total number of Board meetings held during the period he or she was a director, and one Board member attended less than 75% of the total number of Board meetings held during the period he was a director. Currently, the Board consists of seven members: Michael Scott Maguire, Colin W. Hill, Firdaus Jal Dastoor, Artur Isaev, Sir Brian Richards, Dr. Timothy R. Coté and Darlene Deptula-Hicks. Sir Brian Richards is the Chairman of the Board. Once elected or otherwise appointed to our Board, directors hold office until the next annual meeting or until his or her successor has been duly elected and qualified. Directors are elected by a simple majority of votes cast by shareholders.

Committees of the Board

Currently, the Board of Directors has not designated any standing committees.

The audit committee function is performed as a committee of the Board as a whole. The audit committee function includes the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The audit committee function also includes review and discussion with management such matters as accounting policies, internal accounting controls for preparation of financial statements. Currently, the Board has not adopted a written charter governing the audit committee function. During March 2014, the Board of Directors determined that Ms. Deptula-Hicks is a “financial expert” within the meaning of applicable regulations adopted by the SEC.

The compensation committee function is performed as a committee of the Board as a whole. The compensation committee function includes overseeing the Company’s overall compensation structure, policies and programs and review of the Company’s process and procedures for the determination of director and executive compensation with an overall objective to develop and implement such compensation policies and plans that ensure the attraction and retention of key management personnel and the alignment of the interests of management with the long-term interests of the Company’s stockholders. Currently, the Board has not adopted a written charter for the governance of the compensation committee function.

Code of Business Conduct and Ethics

We plan to adopt a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We recently became a US public company as a result of the Acquisition and are still in the process of finalizing our corporate governance policies.

ITEM 11 – EXECUTIVE COMPENSATION

This item sets forth the compensation information for Michael Scott Maguire, our Chief Executive Officer, Colin W. Hill, our Chief Financial Officer, Gregory Gregoriadis, former Chief Scientific Offer of our wholly owned subsidiary, Lipoxen Technologies Limited, Dr. Henry Hoppe IV, Vice President of Drug Development, and Ari Nagler, President, Chief Executive Officer, Chief Financial Officer and Director of General Sales and Leasing, Inc. (each a “named executive officer” and collectively the “named executive officers” or most highly compensated employees).

Summary Compensation Table

Our compensation programs for our executives have historically consisted primarily of a combination of a competitive base salary, cash bonus combined with equity incentive awards.

The following table sets forth information concerning the compensation of our named executive officers and each of our most highly compensated employees for the years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option/ JSOP Awards ($)(1)		Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Scott Maguire	2013	$524,995	$352,035	$-	$-		$-	$61,958	$938,988
Chief Executive Officer (“CEO”)	2012	530,759	-	-	710,932	(2)	-	62,762	1,304,453
Colin W. Hill	2013	247,833	-	-	-		-	28,839	276,672
Chief Financial Officer (“CFO”)	2012	251,048	-	-	142,957	(2)	-	29,213	423,218
Gregory Gregoriadis	2013	160,947	-	-	-		-	-	160,947
(former) Chief Scientific Officer	2012	162,062	-	-	-		-	-	162,062
Dr. Henry Hoppe IV	2013	200,000	-	-	-		-	-	200,000
Vice President of Drug Development	2012	133,333	-	-	111,237		-	-	244,570
Ari Nagler (3)	2013	15,000	-	-	-		-	-	15,000
(former) President, CEO, CFO and Director	2012	-	-	-	-		-	-	-

(1)

The amounts represent the aggregate grant date fair value of stock options, including Joint Stock Ownership Plan (“JSOP”) awards, granted during each fiscal year. The valuation of stock options is based on the assumptions and methodology set forth in Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

(2)	JSOP awards.
(3)	Ari Nagler resigned all positions with the Company in January 2014 upon consummation of the Acquisition. The $15,000 reflected in this table was paid prior to the consummation of the Acquisition.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2013.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		JSOP Awards (#) Exercisable	JSOP Awards (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option/JSOP Expiration Date
Michael Scott Maguire	1/17/06	1,864,117	(1)	-					-	$0.06	1/15/16
	1/17/06	119,963	(1)	-					-	$0.06	1/15/16
	6/10/10	247,535		-					-	$0.50	6/9/20
	6/10/10	247,535		-					-	$0.50	6/9/20
	6/10/10					1,234,267	-		-	$0.35	None	(3)
	3/2/12					-	7,481,815	(2)	-	$0.53	None	(3)
Colin W. Hill	6/10/10	359,487		-					-	$0.50	6/9/20
	6/10/10	64,000		-					-	$0.50	6/9/20
	6/10/10	-		23,861	(2)				-	$0.50	6/9/20
	6/10/10	-		23,861	(2)				-	$0.50	6/9/20
	6/10/10	-		23,862	(2)				-	$0.50	6/9/20
	6/10/10					467,646	-		-	$0.35	None	(3)
	3/2/12					-	1,504,466	(2)	-	$0.53	None	(3)
Dr. Henry Hoppe IV	5/1/12	320,000		-					-	$0.56	4/30/20
	5/1/12	-		320,000					-	$0.91	4/30/21
	5/1/12	-		320,000					-	$1.27	4/30/22
Gregory Gregoriadis	5/26/04	130,232		-					-	$0.04	5/25/14

(1)	These options were all exercised in January 2014.
(2)	These common stock options and JSOP awards became exercisable in January 2014.
(3)

The JSOP awards do not carry an expiration date once vested. Please refer to Note 12 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014 for further description of the JSOP awards.

Employment Agreements with our Named Executive Officers

Employment Agreement with Michael Scott Maguire

The Company entered into a written employment agreement with Michael Scott Maguire on November 3, 2009 for a term then commencing and continuing thereafter unless and until terminated by either Mr. Maguire or the Company in writing with not less than twelve months’ notice. Mr. Maguire’s present annual salary under his employment agreement is $524,995. The salary under this agreement is subject to periodic review by the Company without any obligation on the part of the Company to increase. The Company is required to make contributions to its Defined Contribution Pension Scheme, currently being made at a rate of 12% of basic salary. Additionally, Mr. Maguire is provided with life insurance coverage equal to four times basic salary and is entitled to participate in the Company’s Permanent Health and Private Medical Schemes. He is also eligible to participate in the Company’s bonus and share option/equity incentive schemes in force from time to time. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Mr. Maguire. Please refer to “Employment Agreement, dated November 3, 2009, between Lipoxen plc and Michael Scott Maguire” which is filed as Exhibit 10.1 in the Annual Report on Form 10-K filed on April 15, 2014, herein incorporated by reference.

Employment Agreement with Colin W. Hill

The Company entered into a written employment agreement with Colin W. Hill in June 2007 for a term commencing June 11, 2007 and continuing thereafter, indefinitely, unless terminated by either Mr. Hill or the Company in writing with not less than twelve months’ notice. Mr. Hill’s present annual salary under his employment agreement is $247,833 and is subject to annual review by the Company without any obligation on the part of the Company to increase. The Company is required to make contributions to a Defined Contribution Personal Pension Scheme, currently being made at a rate of 12% of basic salary. Additionally, Mr. Hill is provided with life insurance coverage equal to approximately $125,000 and is entitled to participate in the Company’s Permanent Health and Private Medical Schemes. He is also eligible to participate in the Company’s share option/equity incentive schemes in force from time to time but has no contractual entitlement to participate in the Company’s bonus scheme. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Mr. Hill. Please refer to “Employment Agreement, dated July 2, 2007, between Lipoxen plc and Colin W. Hill” which is filed as Exhibit 10.2 in the Annual Report on Form 10-K filed on April 15, 2014, herein incorporated by reference.

Employment Agreement with Henry Hoppe

The Company entered into a written employment agreement with Dr. Henry Hoppe in April 2012. Dr. Hoppe’s current annual salary under his employment agreement is $200,000. Dr. Hoppe’s annual base salary shall be re-determined annually by the Chief Executive Officer and or by the Board of Directors and he is eligible for a performance bonus of up to 25% of his then current annual base salary as provided in the agreement. If the Company terminates his agreement without cause or if he terminates his employment agreement with cause, then Dr. Hoppe shall be entitled to a severance payment equal to six months of his annual base salary, plus one month additional salary for each complete year of employment starting with the first anniversary of the effective date of the employment agreement which employment agreement was effective April 2012. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Dr. Hoppe. Please refer to “Form of Employment Agreement, dated April 30, 2012, between Xenetic Bioscience, Incorporated and Dr. Henry Hoppe IV” which is filed as Exhibit 10.23 to this Form 10-K/A.

Compensation of Directors

During 2006, the Board of Directors established non-employee directors’ compensation in the amount of $4,694 per annum. The annual fee for non-employee directors has remained unchanged since then.

Director Compensation Table

The following table sets forth certain information with respect to non-employee director compensation during 2013.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Sir Brian Richards		$4,694	$-	$-	$112,651	**	$117,345
Firdaus J. Dastoor		4,694	-	-	-		4,694
Artur Isaev		4,694	-	-	-		4,694
Dr. Timothy Coté	*	-	-	-	-		-
Darlene Deptula-Hicks	*	-	-	-	-		-

*	These non-employee directors were not elected until 2014.
**	Represents all other compensation for consulting services provided to the Company apart from the role of director.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 15, 2014 by (i) each director of the Company; (ii) each named executive officer of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the shares of its common stock. In compiling the table, the Company has relied upon information supplied by such persons and upon information contained in SEC filings.

Under applicable rules of the Securities Exchange Act of 1934 (the “Exchange Act”), a person is deemed to beneficially own shares of common stock if that person directly or indirectly has or shares voting power or investment power with respect to those shares. Except as indicated in the footnotes to the table, the individuals and entities named in the table have sole voting and investment power with respect to all shares of common stock that they respectively own beneficially.

Under applicable Exchange Act rules, a person is also deemed to beneficially own shares which the person has the right to acquire within sixty days. For example, on April 15, 2014, if an individual owns options to acquire 1,000 shares of common stock and those options would be exercisable on or before June 14, 2014, that individual will also be deemed to own those 1,000 shares of common stock on April 15, 2014.

The percentage of shares beneficially owned is based on 146,740,692 shares of common stock outstanding as of April 15, 2014. Unless otherwise indicated, the address for each listed stockholder is c/o Xenetic Biosciences, Inc., 99 Hayden Ave, Suite 230, Lexington, MA 02421.

Name of Beneficial Owner	Number of Shares		Percent of Beneficial Ownership of Common Stock
Named Executive Officers and Directors:
Michael Scott Maguire	11,651,576	(1)	7.9%
Colin W. Hill	3,067,167	(2)	2.1%
Sir Brian Richards	789,084	(3)	*
Firdaus J. Dastoor	359,968	(4)	*
Gregory Gregoriadis	130,232	(5)	*
Artur Isaev	-		*
Darlene Deptula-Hicks	-		*
Dr. Timothy Coté	-		*
Ari Nagler	-	(6)	*
All executive officers and directors as a group (9 members)	15,998,027	(7)	10.8%
5% Stockholders
SynBio LLC	62,667,264	(8)	41.7%
Baxter Healthcare SA	17,627,589	(9)	11.6%
Serum Institute of India	13,843,984	(10)	9.4%

*	Represents beneficial ownership of less than one percent.
(1)	The total beneficial ownership consists of 2,440,424 shares of common stock owned directly or through nominee trusts, 8,716,082 JSOP award shares and 495,070 shares issuable upon exercise of options.
(2)	The total beneficial ownership consists of 599,984 shares of common stock owned directly or through nominee trusts, 1,972,112 JSOP award shares and 495,071 shares issuable upon exercise of options.
(3)	The total beneficial ownership consists of 723,968 shares of common stock owned directly or through nominee trusts and 65,116 shares issuable upon exercise of options.
(4)	The total beneficial ownership consists of 359,968 shares of common stock owned directly or through nominee trusts.
(5)

The total beneficial ownership consists of 130,232 shares issuable upon exercise of options. Mr. Gregoriadis resigned his position as Chief Scientific Officer of the wholly owned subsidiary, Lipoxen Technologies Limited, in January 2014. Mr. Gregoriadis remains affiliated with the Company as a member of its Scientific Advisory Board.

(6)	Ari Nagler resigned all positions with the Company in January 2014 upon consummation of the Acquisition.
(7)

The total beneficial ownership consists of 4,124,344 shares of common stock owned directly or through nominee trusts, 10,688,194 JSOP award shares and 1,185,489 shares issuable upon exercise of options.

(8)

The total beneficial ownership consists of 59,121,664 shares of common stock owned directly, including 4,800,000 held in escrow, and 3,545,600 shares issuable upon exercise of warrants. The address of SynBio LLC is Building 2, 55/1, Leninsky Prospekt, Moscow, Russian Federation.

(9)

The total beneficial ownership consists of 13,039,291 shares of common stock owned directly and 4,588,298 shares issuable upon exercise of warrants. The address of Baxter Healthcare SA is Postfach, 8010, Zurich, Switzerland.

(10)

The total beneficial ownership consists of 7,582,400 shares of common stock owned directly and 6,261,584 shares of common stock owned by related affiliates of Serum Institute of India. The address of Serum Institute of India is S. No. 212/2, Off Soli Poonawalla Road, Hadapsar, Pune, 411028, Maharashtra, India.

Stock-Based Compensation Plans

2000 Stock Plan

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

2007 Stock Plan

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

Subsequent to the Acquisition, the 2007 Stock Plan was converted to reflect the new shares issued by the Company under the Scheme related to the Acquisition. As part of the conversion, option holders under the 2007 Stock Plan have the right to subscribe for a number of shares of common stock in the Company in exchange for the cancellation and surrender by the option holder of the original options granted by the 2007 Stock Plan. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in pounds sterling of the original options, using a foreign currency exchange rate for pounds sterling into US dollars quoted by Barclays Bank plc at 12 noon GMT on January 23, 2014, the date of the Acquisition.

The Equity Incentive Plan

The Equity Incentive Plan (the “2014 Plan”) was adopted and became effective January 23, 2014. The purpose of the 2014 Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer all eligible present and future employees, consultants and non-employee directors stock-based incentives in the Company in order to attract, retain and reward such individuals and strengthen the mutual interests between such individuals and the Company’s stockholders.

The 2014 Plan provides for the grant of any or a combination of incentive stock options, nonqualified stock options, restricted stock awards, or any other stock based award, including any restricted stock unit to all eligible present and future employees, consultants and non-employee directors. The Company has broad authority to determine whether and to what extent awards are to be granted under the 2014 Plan.

The aggregate number of shares of common stock that may be issued under the 2014 Plan shall not exceed 15% of the issued and outstanding shares of common stock of the Company.

Subsequent to the Acquisition, holders of awards under the 2000 Stock Plan and 2007 Stock Plan either forfeited those awards or consented in writing to convert those awards into the 2014 Plan, pursuant to a rollover deed.

Stock-Based Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	5,638,430	$0.47	14,355,591
Equity compensation plans not approved by security holders	-	-	-
Total	5,638,430	$0.47	14,355,591

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policy Regarding Related Party Transactions

Any transaction between the Company and its officers, directors, principal stockholders or affiliates are required to be on terms no less favorable to us than could be reasonably obtained in arms-length transactions with independent third parties, and any such material related party transactions must also be approved by a majority of the Board of Directors.

Relationship with SynBio LLC Generally

SynBio LLC (“SynBio”) is the Company’s largest single shareholder and currently owns approximately 41.7% of the Company’s common stock. In August 2011, the Company entered into a Co-Development Agreement with SynBio, which is still in effect, pursuant to which the Company granted an exclusive license to SynBio to develop pharmaceutical products within Russia and the Commonwealth of Independent States using certain molecule(s) based on SynBio’s technology and the Company’s proprietary technologies: PolyXen®, OncoHist™ and ImuXen®. In return, SynBio granted an exclusive license to the Company to use the pre-clinical and clinical data generated by SynBio in certain agreed upon products and engage in the development of commercial drug candidates.

The Co-Development Agreement provides for the sale of certain research supplies between each company. For the years ended December 31, 2013 and 2012, the Company recognized $0 and $100,000 in supply service revenues, respectively, from sales to SynBio in connection with the Co-Development Agreement.

Loan from SynBio LLC

In May 2011, the Company entered into a short term unsecured loan facility of up to $1.7 million from SynBio. The loan carried an initial stated interest rate of 8.04% payable upon repayment of the loan. The initial due date of the SynBio loan was December 2011. By written agreement, the initial due date was extended to June 2012. The loan matured in June 2012, but remains unpaid to date. The parties have an unwritten agreement that no further interest on the outstanding loan will be accrued and that the loan may be called due in full by SynBio at any time. As of December 31, 2013, the loan amount outstanding was $681,124.

Relationship with Serum Institute of India Generally

Serum Institute of India (“Serum Institute”) currently owns approximately 9.4% of the Company’s common stock. In the period from 2004 through 2011, the Company entered into and amended certain license and supply agreements with Serum Institute. The original license agreement with Serum Institute was a collaborative Development and Manufacturing Arrangement (“DMA”) to develop agreed upon potential commercial product candidates using the Company’s PolyXen® technology. Following the 2011 amendment, which is still in effect, Serum Institute retained an exclusive license to use the Company’s PolyXen® technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”) in certain territories. Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense.

Manufacturing Agreement with Serum Institute of India

The 2011 amendment also provides for the supply of PSA by Serum Institute to the Company and its collaborative partners. Serum Institute has the non-exclusive right to supply PSA to the Company and the Company’s collaborative partners and customers on a cost-plus basis. On an individual basis, Serum Institute may enter into separate supply agreements with the Company and/or its collaborative partners for the purpose of providing a supply of PSA directly to the collaborative partners. Further, any agreement between Serum Institute and a collaborative partner shall not create any obligation or liability for the Company.

During 2012, the Company paid Serum Institute $45,000 in respect of the supply of PSA. During 2013, the Company paid Serum Institute $14,938 in respect of the supply of PSA and $154,500 for the supply of PSA-EPO in respect of and for use in the Company’s ErepoXen® human clinical trials being conducted in Australia.

Relationship with Baxter Healthcare SA Generally

Baxter Healthcare SA (“Baxter SA”) currently owns approximately 11.6% of the Company’s common stock. The Company has entered into an exclusive research, development, license and supply agreement with Baxter SA and Baxter Healthcare Corporation (together referred to as “Baxter”) to develop products using the Company’s and Baxter’s proprietary technologies. The agreement with Baxter was originally entered into in August 2005 and has been amended several times, most recently in January 2014. The 2014 amendment resulted in increased development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales.

Baxter SA $10 Million Equity Investment in the Company

In connection with the January 2014 amendment, the Company entered into a stock purchase agreement with Baxter SA, pursuant to which the Company sold to Baxter SA 10,695,187 shares of the Company’s common stock, par value $0.01 per share (the “Shares”) for $10 million. Pursuant to the stock purchase agreement, Baxter SA agreed that until the earlier of (i) three months after the effective date of a listing of the Company’s common stock on the NASDAQ Stock Market or (ii) January 29, 2015 (such earlier date, the “Lock-Up Expiration Date”), Baxter SA would not assign, transfer, sell or dispose of the Shares to any party other than a wholly owned subsidiary. In addition, Baxter SA agreed that until the 12 month anniversary of the Lock-Up Expiration Date, it would not sell or offer to sell any shares of the Company’s common stock in an amount that would exceed 15% of the daily trading volume of Company’s common stock on the principal market or exchange on which the shares of Company’s common stock are traded, and in no event would Baxter SA sell or offer to sell more than 15% of the Shares in any one month period.

Consulting Services Agreement with Dr. Timothy Coté

Dr. Coté is party to a letter agreement with the Company under which he is entitled to an annual fee of $25,000 paid in quarterly installments for his services as Director of the Company. Dr. Coté was appointed to the Board of Directors of the Company on February 7, 2014. In addition his agreement provides for payment of an additional annual fee of between $3,000 and $10,000 as compensation for attendance at up to four board meetings per year plus issuance of options to purchase up to 50,000 shares of our common stock, subject to certain vesting requirements.

Under his agreement, Dr. Coté’s consulting firm, Coté Orphan Drug Consulting, LLC (“CODC”), shall have the exclusive right to advise the Company on all orphan drug filings with the U.S. Food and Drug Administration for so long as Dr. Coté remains a member of the Board of Directors. As of April 15, 2014, Dr. Coté has charged the Company $4,591 in respect of director services provided during the first quarter of 2014. In March 2014, the Company paid CODC $22,819 for advisory services related to certain orphan drug filings. In addition, CODC charged the Company $43,000 in advisory fees in fiscal year 2013, prior to Dr. Coté’s appointment to the Board of Directors.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange, have not adopted any independence standards and have not made determination as to the independence status of our directors. We intend to adopt the independence standards under the applicable marketplace rules of the NASDAQ Stock Market.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the Company’s fees billed for services rendered by Ernst & Young LLP, United Kingdom in 2013 and 2012. All fees described below were approved by our Board of Directors.

	2013	2012
Audit Fees	$554,000	$126,000
Audit-Related Fees	155,000	-
Tax Fees	25,000	61,000
Other Fees	-	-
	$734,000	$187,000

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2013 and 2012.

Audit-Related Fees

Audit-related fees include the total fees incurred in connection with consulting services concerning financial accounting and reporting requirements in contemplation of the Company’s transition to a US Securities Exchange Commission registrant during the year ended December 31, 2013.

Tax Fees

Tax fees include the total fees incurred in connection with tax compliance and general advisory services provided during each of the years ended December 31, 2013 and 2012.

Audit and Non-Audit Services Pre-Approval Policy

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Pursuant to the Board of Directors’ policy, to help ensure the independence of our independent registered public accounting firm, all auditing services and permitted non-audit services (including the terms thereof) to be performed for us by our independent registered public accounting firm must be pre-approved by the Board of Directors, subject to the de-minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Board of Directors prior to the commencement of services.

Our Board of Directors approved and retained Ernst & Young LLP, United Kingdom to audit our consolidated financial statements for 2013 and 2012 and provide audit-related and tax services in 2013 and 2012. Our Board of Directors reviewed all services provided by Ernst & Young LLP, United Kingdom in 2013 and 2012 and concluded that the services provided were compatible with maintaining its independence.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits: The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this Form 10-K/A is incorporated herein by reference in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

April 30, 2014	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 30th day of April, 2014.

Signature	Title(s)

/S/ MICHAEL SCOTT MAGUIRE Michael Scott Maguire	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ COLIN WILLIAM HILL Colin William Hill	Chief Financial Officer (Principal Financial and Accounting Officer)

* Firdaus Jal Dastoor FCS	Director

* Artur Isaev	Director

* Sir Brian Richards	Director

* Dr. Timothy R. Coté	Director

* Darlene Deptula-Hicks	Director

*By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.23	Form of Employment Agreement, dated April 30, 2012, between Xenetic Bioscience, Incorporated and Dr. Henry Hoppe IV.**
31.3	Certification of Michael Scott Maguire, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Colin W. Hill, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

**	Management contract or compensatory plan