Form 10-Q
period 2014-03-31
Xenetic Biosciences, Inc.
filed 2014-05-20
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2014

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 333-178082

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of May 15, 2014 the number of outstanding shares of the registrant’s common stock was 146,740,692.

XENETIC BIOSCIENCES, INC

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$10,857,824	$4,839,486
Restricted cash	66,000	66,000
Other receivables	245,737	256,015
Prepaid expenses and other	329,362	168,308

Total current assets	11,498,923	5,329,809

Property and equipment, net	148,811	152,603
Goodwill	3,697,828	3,665,199
Indefinite-lived intangible assets	10,409,855	10,318,001
Other assets	112,934	-

Total assets	$25,868,351	$19,465,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592,380	$942,156
Accrued expenses	1,092,518	1,826,867
Accrued payroll taxes	299,457	84,599
Other current liabilities	34,357	55,266
Loans due to related parties	681,042	681,124

Total current liabilities	2,699,754	3,590,012

Deferred tax liability	3,286,913	3,257,910
Other liabilities	70,611	-

Total liabilities	6,057,278	6,847,922

Commitments and contingent liabilities	-	-

Stockholders’ equity:
Common stock, $0.01 par value; 215,456,000 shares authorized as of March 31, 2014 and December 31, 2013; 146,740,692 and 130,575,516 shares issued as of March 31, 2014 and December 31, 2013, respectively; 136,052,498 and 119,887,322 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	1,467,407	1,305,755
Additional paid in capital	87,979,066	73,999,860
Accumulated deficit	(65,380,355)	(58,306,999)
Accumulated other comprehensive income	1,026,135	900,254
Treasury stock	(5,281,180)	(5,281,180)

Total stockholders’ equity	19,811,073	12,617,690

Total liabilities and stockholders’ equity	$25,868,351	$19,465,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Revenue	$-	$-
Cost of revenue	-	-

Gross profit	-	-

Operating costs and expenses:
Research and development	565,901	622,105
General and administrative	2,427,615	764,219

	2,993,516	1,386,324

Loss from operations	(2,993,516)	(1,386,324)

Other income (expense):
Loss on disposal of subsidiaries	(1,069,675)	-
Interest income	1,044	10,716
Interest expense	(884)	-

	(1,069,515)	10,716

Loss before income taxes	$(4,063,031)	$(1,375,608)
Income tax	-	-

Net loss	$(4,063,031)	$(1,375,608)

Other comprehensive income (loss)
Foreign currency translation adjustment	125,884	(1,220,049)

Total comprehensive loss	$(3,937,147)	$(2,595,657)

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.01)
Weighted-average shares of common stock outstanding, basic and diluted	136,052,498	119,831,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,063,031)	$(1,375,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,989	15,657
Share-based compensation	388,925	105,085
Loss on disposal of subsidiaries	1,069,675	-
Foreign currency translation	(6,114)	41,966
Changes in operating assets and liabilities:
Accounts receivable, prepayments and other receivables	(258,576)	125,185
Accounts payable and accrued expenses	(840,825)	145,434

Net cash used in operating activities	(3,693,957)	(942,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,992)	(4,090)
Sales of property and equipment	5,503	-
Cash acquired from Acquisition	43,502	-
Cash transferred in connection with Hive Out Agreement	(43,502)	-
Fee paid in connection with Hive Out Agreement	(430,000)	-

Net cash used in investing activities	(441,489)	(4,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000,000	-
Proceeds from exercise of stock options	101,933	-

Net cash provided by financing activities	10,101,933	-

Effect of exchange rate change on cash and cash equivalents	51,851	(655,368)

Net increase (decrease) in cash and cash equivalents, excluding restricted cash	6,018,338	(1,601,739)
Cash and cash equivalents at beginning of period	4,839,486	11,136,870

Cash and cash equivalents at end of period	$10,857,824	$9,535,131

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity consideration transferred in the Acquisition	$3,750,000	$-
Repurchase and cancellation of common stock in the Hive Out Agreement	$(3,110,325)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (the “Company”) incorporated in the state of Nevada and based in Lexington, Massachusetts, is a clinical stage biopharmaceutical company that is focused on the discovery, development and planned commercialization of a new generation of human drug therapies for the treatment of a variety of conditions including anemia, refractory Acute Myeloid Leukemia, Cystic Fibrosis and certain cancers based upon its proprietary and patented drug delivery platform systems and drug development collaborations with major third party pharmaceutical companies around the world.

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

Prior to the Acquisition, the Company changed its name from General Sales and Leasing, Inc. to Xenetic Biosciences, Inc. As used in these condensed consolidated financial statements, unless otherwise indicated, all references herein to “Xenetic”, the “Company”, “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic Biosciences plc and its wholly owned subsidiaries; Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

In accordance with the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”), the consolidated financial statements for the year ended December 31, 2013 of the Company (the accounting acquiree) are a continuation of the financial statements of Xenetic UK (the accounting acquirer), adjusted to retroactively change Xenetic UK’s legal capital to reflect the legal capital of the Company. This adjustment was calculated based upon the share exchange ratio of 56 new shares of Company common stock for every whole 175 shares of Xenetic UK capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company. The legal capital at March 31, 2014 reflects the legal capital of the Company after the Acquisition date and therefore requires no adjustment.

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

In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the Company assesses intangible assets with indefinite lives for impairment using the two-step impairment test at least annually on October 1, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, the Company’s overall business strategy, and regulatory, market and economic environment and trends. No impairment was recorded during the three months ended March 31, 2014 or 2013.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill was assigned to the Company’s single reporting unit at the date of the acquisition of SymbioTec. See Footnote 3, Acquisitions, for further information on the goodwill activity related to the Acquisition and the subsequent disposal of subsidiaries. Goodwill is not amortized, but in accordance with ASC 350, the Company assesses goodwill for impairment using the two-step impairment test at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company performs its annual impairment review on October 1.

In addition, the Company assesses market conditions, industry developments and internal operations to determine if events or changes in the business environment indicate the carrying value of goodwill may not be fully recoverable. No impairments were recorded during the three months ended March 31, 2014 or 2013.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. The Company periodically reviews the estimated useful lives assigned to property and equipment, and the Company changes its estimates to reflect the results of those reviews. During the first quarter of 2014, the Company completed such a review and, as a result, decreased the estimated useful lives of laboratory and office and computer equipment from four years to three years. Separately, the estimated useful lives of leasehold improvements was increased from four years to five years. The effect of this change in estimate for the three months ended March 31, 2014 is not material to the Company’s financial position or results of operations.

The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets:

Asset Classification	Estimated Useful Life
Laboratory equipment	3 years
Office and computer equipment	3 years
Leasehold improvements	5 years or the remaining term of the lease, if shorter

The Company eliminates the cost of assets retired or otherwise disposed of, along with the corresponding accumulated depreciation, from the related accounts, and the resulting gain or loss is reflected in the results of operations.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	Summary of Significant Accounting Policies (Continued)

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

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	Summary of Significant Accounting Policies (Continued)

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

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	Summary of Significant Accounting Policies (Continued)

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

Basic and diluted net loss per share are the same for both of the three month periods ended March 31, 2014 and 2013 as the Company was in a net loss position. Potentially dilutive non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of March 31, 2014 and 2013, 22,808,663 and 25,241,195 potentially dilutive non-participating securities were deemed anti-dilutive.

Business Combinations

The Company has a history of engaging in acquisition transactions that require the Company to evaluate whether the transaction meets the criteria of a business combination and, in some cases, whether it meets the definition of a reverse merger. For those acquisitions that meet the criteria for a reverse merger, the Company evaluates the entities involved to distinguish the appropriate accounting acquirer and acquiree according to ASC 805. If the transaction does not meet the reverse merger business combination requirements, the transaction is accounted for as a recapitalization and no goodwill or intangible assets are recognized. If the acquisition meets the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

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

Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.	Acquisitions

On January 23, 2014, the Company completed the Acquisition transaction with Xenetic UK and resulted in the Company acquiring all of the issued and outstanding common stock of Xenetic UK. The Acquisition was accounted for as a reverse acquisition under the acquisition method of accounting per ASC 805, with Xenetic UK treated as the accounting acquirer and the Company treated as the “acquired” company for financial reporting purposes. This was determined based on the following facts: (i) after the reverse merger, former shareholders of Xenetic UK held a majority of the voting interest of the combined company; (ii) former Board of Directors of Xenetic UK possess majority control of the Board of Directors of the combined company; and (iii) members of the management of Xenetic UK are responsible for the management of the combined company. As such, the financial statements of Xenetic UK are treated as the historical financial statements of the combined company.

The fair value of the consideration transferred in the reverse merger was $3.75 million. This was calculated as the number of shares of common stock that Xenetic UK would have had to issue in order for the Company’s shareholders to hold the same equity interest in the combined entity immediately following the acquisition (approximately 9.2%), multiplied by the estimated fair value of the Company’s common stock on the acquisition date (£0.06 per share). The estimated fair value of the Company’s common stock was based on the price of the Company’s stock on the acquisition date, which was actively traded on the Alternative Investments Market in the United Kingdom. In addition, Xenetic UK incurred approximately $3 million of transaction costs related to the reverse merger to date. The Company recognized approximately $2.5 million and $0.5 million of transaction costs related to the reverse merger in general and administrative expenses on the condensed consolidated statement of comprehensive loss during the year ended December 31, 2013 and three months ended March 31, 2014, respectively.

The fair value of all acquired assets and liabilities assumed summarized below is provisional pending finalization of the Company’s acquisition accounting. The Company believes that such preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize fair value. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Final determination of the fair value may result in further adjustments. There have been no measurement period adjustments to date.

The preliminary fair values of the acquired assets and liabilities assumed are as follows:

Cash	$43,502
Accounts receivable	145
Prepaid expenses	8,643
Property, plant and equipment	331,500
Accounts payable	(354,079)
Accrued expenses	(36,146)
Long-term debt	(372,813)

Total identifiable net assets	(379,248)
Goodwill	4,129,248

Total	$3,750,000

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.	Acquisitions (Continued)

Following the Acquisition, an Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (the “Hive Out Agreement”) was executed, whereupon 10,000,000 outstanding shares of common stock held by Oxbridge Technology Partners SA (“Oxbridge”) were returned to the Company and recorded as treasury shares and were subsequently canceled. In exchange, Oxbridge acquired all issued and outstanding shares of both of the Company’s former operating subsidiaries, Shift It Media Co. and General Aircraft, Inc. (the “Disposed Subsidiaries”), including all assets and liabilities connected with the businesses transferred. In addition, the Company disposed of the associated goodwill. The Hive Out Agreement also required a payment to Oxbridge of $430,000, which was paid by the Company shortly after the Acquisition.

The Company recorded this divestiture as a separate transaction from the Acquisition that results in the disposal of two of the Company’s subsidiaries. The Disposed Subsidiaries did not record any operations in the combined entity following the Acquisition before they were disposed and these financial statements do not reflect the historical financial statements of the Disposed Subsidiaries as they were previously owned by the accounting acquiree. Accordingly, there are no balances to be recorded as discontinued operations on the statement of comprehensive loss. As a result of the divestiture of the Disposed Subsidiaries, the Company recorded a loss on disposal of subsidiaries of $1,069,675 during the three months ended March 31, 2014.

With the occurrence of the Acquisition and following that, the Hive Out Agreement, the pro forma revenue and net loss financial information as if the transactions had occurred on January 1, 2013 is not necessarily indicative of the Company’s consolidated operating results that would have been reported had the transactions been completed as described herein, nor is such information necessarily indicative of the Company’s consolidated results for any future period. Due to the nature of the Acquisition and related Hive Out Agreement, the transaction did not result in any adjustments with a continuing impact on the Company’s results of operations.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.	Significant Strategic Drug Development Collaborations

Baxter Healthcare SA and Baxter Healthcare Corporation

In August 2005, the Company entered into an exclusive research, development, license and supply agreement with Baxter Healthcare SA (“Baxter SA”) and Baxter Healthcare Corporation (together referred to as “Baxter”) to develop products with an extended half-life of certain proteins and molecules using the Company’s patent protected PolyXen® technology whereby polysialyic acid (“PSA” – a chain of polysialic acids) is conjugated with Baxter’s proprietary molecule(s) to create a new generation of drugs to treat the failure of blood to coagulate in the therapeutic treatment of blood and bleeding disorders, such as hemophilia. The lead candidate in this collaboration is a longer-acting form of a recombinant Factor VIII (“rFVIII”) protein.

This agreement was amended several times since 2005, most recently in January 2014. The January 2014 amendment provides for increased future development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales. The Company is entitled to up to $100 million in potential development, regulatory, sales and deadline extension receipts, which are contingent on the performance of Baxter achieving certain milestones. The Company is also entitled to royalties on potential net sales varying by country of sale. The Company’s right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. In connection with this amendment, Baxter SA also made a $10 million equity investment in the Company in exchange for 10,695,187 shares of the Company’s common stock.

Through March 31, 2014, the Company and Baxter continue to engage in research and development activities with no resultant commercial products. No amounts were recognized as revenue during the three months ended March 31, 2014 or 2013.

Baxter is a related party of the Company, with a share ownership of approximately 8.9% and 1.8% as of March 31, 2014 and 2013, respectively.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.	Significant Strategic Drug Development Collaborations (Continued)

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

SynBio and the Company are each responsible for funding their own company’s research activities. There are no milestone or other research-related payments due under the agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Most recently, similar to the Company’s agreement with Baxter, Serum Institute of India Limited (“Serum Institute”) has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute’s. Upon successful commercialization of any resultant products, the Company is entitled to receive royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories. Through March 31, 2014, the Company and SynBio continue to engage in research and development activities with no resultant commercial products. The Company did not recognize any revenue in connection with the Co-Development Agreement during the three months ended March 31, 2014 and 2013.

SynBio is a related party of the Company, with a share ownership of approximately 40.3% and 45.3% as of March 31, 2014 and 2013, respectively.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.	Significant Strategic Drug Development Collaborations (Continued)

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

Following the 2011 amendment, Serum Institute retained an exclusive license to use the Company’s PolyXen® technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. The royalty payment schedule based on net revenues on the future commercial sales of PSA-EPO under the DMA was also modified as a result of the 2011 amendment. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the three months ended March 31, 2014 and 2013. There are no milestone or other research-related payments due under the DMA. Through March 31, 2014, the Company and Serum Institute continue to engage in research and development activities with no resultant commercial products.

Serum Institute is a related party of the Company, with a share ownership of approximately 9.4% and 10.6% as of March 31, 2014 and 2013, respectively.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2014	December 31, 2013
Laboratory equipment	$221,016	$1,106,761
Office and computer equipment	244,652	190,878
Leasehold improvements	96,767	69,296
Property and equipment – at cost	562,435	1,366,935
Less accumulated depreciation	(413,624)	(1,214,332)
Property and equipment – net	$148,811	$152,603

Following the closure of the laboratory in London, approximately $885,000 of fully depreciated laboratory equipment was retired. Depreciation expense was $15,989 and $15,657 for the three months ended March 31, 2014 and 2013, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2013	$3,592,073
Acquired from acquisitions	-
Foreign currency translation	73,126
Balance as of December 31, 2013	3,665,199
Acquired from acquisitions	4,129,248
Disposed with Hive Out Agreement	(4,129,248)
Foreign currency translation	32,629
Balance as of March 31, 2014	$3,697,828

The goodwill acquired from the Acquisition was disposed in connection with the Hive Out Agreement. See Footnote 3, Acquisitions, for further discussion on the Acquisition and the Hive Out Agreement.

Indefinite-Lived Intangible Assets

The Company’s acquired indefinite-lived intangible asset, OncoHist™, is IPR&D relating to the Company’s business combination with SymbioTec. As of October 1, 2013, the date of the Company’s annual impairment review, the fair value of the Company’s indefinite-lived intangible asset balance was $10,559,820. The carrying value of OncoHist™ was $10,409,855 and $10,318,001 as of March 31, 2014 and December 31, 2013 respectively. No impairment was recorded during the three months ended March 31, 2014 and 2013.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Accrued professional fees	$736,728	$1,106,358
Accrued bonus compensation	-	422,226
Accrued payroll and benefits	136,565	99,548
Accrued research costs	41,600	29,682
Other	177,625	169,053
	$1,092,518	$1,826,867

8.	Income Taxes

During the three months ended March 31, 2014 and 2013, there was not a provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $10 million and $9.5 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company recorded unrecognized tax positions of $187,617 and $185,961, respectively, due to a claim for research and development tax credits. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance with no resulting impact on overall income tax expense or the condensed consolidated statements of comprehensive loss.

9.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards and JSOP awards was $388,925 and $105,085 during the three months ended March 31, 2014 and 2013, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2014	2013
Research and development expenses	$15,420	$21,458
Administrative expenses	373,505	83,627
	$388,925	$105,085

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Share-Based Compensation (Continued)

Stock Option Modification

Prior to the Acquisition, the Company had two incentive stock plans, the Lipoxen plc Unapproved Share Option Plan (the “2000 Stock Plan”) and the Xenetic Biosciences plc 2007 Share Option Scheme (the “2007 Stock Plan”). Subsequent to the Acquisition, the 2000 and 2007 Stock Plans were converted to reflect the new shares issued by the Company under the Scheme of Arrangement related to the Acquisition. As part of the conversion, option holders under the 2000 and 2007 Stock Plan have the right to subscribe for a number of shares of common stock in the Company (the “Replacement Option Shares”) in exchange for the cancellation and surrender by the option holder of the original options granted by the 2000 and 2007 Stock Plans. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in pounds sterling of the original options, using a foreign currency exchange rate for pounds sterling into US dollars quoted by Barclays Bank plc at 12 noon Greenwich Mean Time (“GMT”) on January 23, 2014, the date of the Acquisition. The conversion of the options is treated as an option modification. The Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation, and determined the option modification does not result in incremental stock compensation cost that is material to the Company’s results of operations during the three months ended March 31, 2014.

Stock Options

During the three months ended March 31, 2014 and 2013, no employees were granted stock options to purchase shares of common stock. During the three months ended March 31, 2014, a named executive of the Company exercised 1,984,080 stock options. Cash received from stock option exercise was $101,933. There were no other employee stock option exercises during the three months ended March 31, 2014 or 2013. The Company recognized $13,073 and $11,802 of compensation expense related to employee stock options during the three months ended March 31, 2014 and 2013.

Non-Employee Stock Options

No non-employee stock options were granted during the three months ended March 31, 2014 or 2013 and no non-employee stock options were exercised during the three months ended March 31, 2014 or 2013. The Company recognized $5,447 and $10,549 of compensation expense related to non-employee stock options during the three months ended March 31, 2014 and 2013.

Common Stock Awards

During the three months ended March 31, 2014 and 2013, the Company granted 36,905 and 40,016 common stock awards, respectively. As all services were rendered in each respective year, $25,500 and $13,820 of compensation expense related to common stock awards was recognized during the three months ended March 31, 2014 and 2013, respectively. At present, all common stock awards were authorized but not issued as of March 31, 2014.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Share-Based Compensation (Continued)

Joint Share Ownership Plan

In 2010 and 2012, the Company issued 1,701,913 and 8,986,281 JSOP awards, respectively, to two senior executives under the JSOP. During 2011, the 2010 JSOP awards fully vested under the terms of the JSOP due to a significant change in beneficial ownership of the Company and the related compensation charges were fully recorded during periods prior to 2013 related to this accelerated vesting. During the first quarter of 2014, the 2012 JSOP awards fully vested under the terms of the JSOP due the achievement of specific share price hurdles and the related compensation charges were fully recorded during the first quarter of 2014 related to this accelerated vesting. As of March 31, 2014, all JSOP awards were fully vested.

The total fair value of the 2012 JSOP awards was $853,889 at the date of issuance. The Company recognized $344,905 and $68,914 of compensation costs during the three months ended March 31, 2014 and 2013, respectively, related to the 2012 JSOP awards.

10.	Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $142,394 as prepaid rent as of March 31, 2014, with $112,934 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $86,518 is outstanding as of March 31, 2014, with $70,611 recorded as a non-current liability. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. In addition, the Company leases office space in London, UK, which is due to expire in March 2017. The Company also leased laboratory space in London, UK during 2013, however this lease was terminated in December 2013.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense under the Company’s operating leases was $44,043 and $75,271 for the three months ended March 31, 2014 and 2013, respectively.

11.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, a related party, of which $681,042 and $681,124 is outstanding as of March 31, 2014 and December 31, 2013. The loan had an interest rate of 8.04% as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012 the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principle including accrued interest upon future agreement by both parties. It was also agreed at this point that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. The loan is recorded in current liabilities as of March 31, 2014 and December 31, 2013. The loan does not bear interest at the prevailing market rate for instruments with similar characteristics.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains both historical and forward-looking statements. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the development of our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any new drug application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read together with our financial statements and related notes included elsewhere in this quarterly report. This quarterly report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this quarterly report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

The single most pressing factor that could cause actual results to differ materially and adversely is our need to raise additional working capital for the purpose of further developing our various drug candidates.

Other factors that could cause actual results to differ materially include without limitation:

•	our ability to finance our business;
•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	product development and commercialization risks;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our Intellectual Property (“IP”);
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002; and
•	other new lines of business that the Company may enter in the future

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Please also refer to Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related footnotes.

The Company is a clinical stage biopharmaceutical company that is focused on the development of certain drug candidates for use in humans that incorporate the use of its patented and proprietary platform technologies that we believe will enable the creation of novel and next generation drug therapies.

Significant Transactions and Recent Developments

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

An Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations, previously executed on November 21, 2013 (the “Hive Out Agreement”), became effective upon closing of the Acquisition. Under the terms of the Hive Out Agreement, ten million shares of the Company’s common stock held by General Sales & Leasing, Inc.’s former controlling shareholder, Oxbridge Technology Partners SA (“Oxbridge”), were canceled and returned to treasury. In exchange, Oxbridge acquired all issued and outstanding shares of both of our former operating subsidiaries, Shift It Media Co. and General Aircraft, Inc. In addition, Oxbridge has assumed any and all liabilities connected with the business being transferred and has indemnified the Company for any losses arising out of such liabilities. The Hive Out Agreement also required a payment to Oxbridge in the amount of US dollars (“$”) 430,000. The $430,000 payment was made shortly after the closing of the Acquisition. As a result of the Hive Out Agreement, the Company’s assets, liabilities, and continuing operations are now exclusively those of Xenetic UK. Please refer to the Company’s 2013 Annual Report on Form 10-K filed on April 15, 2014 Part 1: Item 1 - Business, under the caption “Recent Developments”, for further information regarding the Acquisition.

Board of Directors

We have recently appointed several experienced public company and industry experts to our Board. We have appointed a chairman, Mark Leuchtenberger, who has served as the CEO of two NASDAQ listed companies. We have appointed a financial expert, Darlene Deptula-Hicks, to chair the audit committee. Ms. Deptula-Hicks has chaired the audit committees of several privately owned as well as US exchange traded companies. We have also appointed as an industry expert, Dr. Timothy Coté, who was instrumental in implementing the Orphan Drug Act and led the US Food and Drug Administration Office of Orphan Products Development from 2007 to 2011.

Technology Overview

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

All of the Company’s current drug candidates are in the development stage and none has yet received regulatory approval for marketing in the US by the US Food and Drug Administration (the “FDA”) or by any other applicable agencies in other countries.

Areas of Therapeutic Application

The nature of the core technologies is that they each have very broad potential application in the creation of potentially superior therapies in, respectively, the fields of biologics, vaccines and oncology. Relocating the Company’s corporate headquarters to the US, the Company believes, provides it with the best possible platform for it to promote and execute its business strategy as a public company striving to introduce new and improved therapies to the US and global patient population. The Company believes OncoHist™ has the potential to address a number of cancers with high mortality, e.g. Acute Myeloid Leukemia (“AML”).

Our Business Strategy

The Company intends to advance the clinical development of its drug candidates through a combination of conducting its own in-house research and through the use of the outside services of contract manufacturing and research organizations. The OncoHist™ drug candidate for AML has been granted orphan drug designation by the FDA. The Company expects to seek further orphan drug designations relating to this novel potentially ground-breaking cancer therapeutic over the next twelve months, working in concert with the Dana Farber Cancer Institute. In addition, the advancement of its drug candidates is dependent, in part, on several important co-development collaborations and strategic arrangements. Together with its collaborative partners, Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as “Baxter”), SynBio LLC (“SynBio”), a Russian pharmaceutical company and significant shareholder in the Company, OJSC (“Open Joint Stock Company”) Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company and Serum Institute of India Limited (“Serum Institute”), one of India’s largest biotech companies and a shareholder in the Company, the Company is focused on developing its pipeline of next generation bio-therapeutics and novel orphan drugs in oncology based on the Company’s PolyXen®, OncoHist™ and ImuXen® technology platforms.

The Company’s strategy is to develop its orphan drug candidates through to regulatory approval. The Company then plans to commercialize those orphan drug candidates. For the non-orphan drugs vested in its pipeline via the collaborations, e.g. ErepoXen® and the Multiple Sclerosis vaccine, MyeloXen™, the Company will develop to a stage that will enable it to seek profitable out-licensing arrangements with major pharmaceutical companies for further development and eventual commercialization, in exchange for milestone payments and royalties from product sales. Its collaborative out-licensing agreements relating to the platforms are an integral part of its early-stage monetization strategy.

Even with regard to its strategy of current and planned future co-development collaborations and out-licensing, the Company must raise significant additional capital in order to develop its drug candidates to the point of commercialization. The Company’s management will regularly make evaluations in concert with the Company’s Board of Directors as to when to seek additional working capital through various financing structure for the purpose of pursuing its business strategy. Although the Company is optimistic, there can be no assurance that it will be successful in raising additional working capital in the future. If not successful, the Company’s business could be adversely affected.

Reliance on Principal Customer

Since August 2005, Baxter has been a principal customer of the Company, accounting for the substantial portion of the Company’s revenue, through up-front payments and fee for services in prior years. In both periods presented, there were no revenues earned under the existing Baxter arrangements.

Our Technologies

PolyXen®

PolyXen® is a platform technology based on the concept of polysialylation. PSA is a polymer chain composed of sialic acids linked together. Sialic acid is found on the external membrane of a number of cell types in the body. In addition, it is a natural component expressed on the external membrane on a number of bacterial types. The chain of sialic acid molecules can be anywhere from 4 to over 200 individual sialic acid molecules in length. The Company uses the linear form of PSA called colominic acid. It is a natural, hydrophilic polymer isolated from a bacterial strain of E. coli K1. This natural glycan is negatively charged, non-toxic and is biodegradable. The PSA chain is extensively purified from large-scale bacterial cultures under Current Good Manufacturing Practices conditions, modified to specified sizes and then attached to defined sites on the therapeutic. Both the site of attachment and the length of the PSA chain can enhance the properties of the therapeutic.

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

The current standard for certain biologic delivery agents is methyl Polyethylene Glycol (“PEG”) which is attached similarly to therapeutics. The mode of action between PSA and PEG is similar, increasing the apparent size of the molecule and thereby increasing the circulating time of the drug in the blood. PEGylation is a proven technology that can offer advantages in terms of pharmacokinetics and pharmacodynamics for therapeutics over non-modified, first generation molecules. There are a number of PEG modified molecules on the market, in clinical trials and under development. However, PEGylation is deemed to have limitations, such as biodegradability and may therefore accumulate intracellularly, leading to potential vacuole formation in the cells at high doses. PSA is a chain of sialic acids which is a natural constituent of the human body. PSA is biodegradable into individual sialic acid units. In addition, PEG in many cases has been shown to be immunogenic when coupled to proteins and can activate the complement system, as well as, showing limitations on a few select molecules. Polysialylation has to date been shown to be non-immunogenic as well as demonstrating greater versatility and fewer limitations on early-stage development relative to PEG. We believe PSA may provide the advantages of PEG without its disadvantages, offering a potential advance over PEG molecules.

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

A novel form of the molecule was developed by the Company and a patent filed for the protection of the new chemical entity, N-bis-met-histone 1.3 (OncoHist™) in use against cancer, providing patent protection at least until 2027. The activity of the new molecule was tested on 58 tumor cell lines derived from various tissues. Hematopoietic tumor cell lines were found to be among the most sensitive cell lines. The mechanism of action appears to be novel, involves the binding of OncoHist™ to the cell membrane and is completely different than that of other therapeutic agents on the market for hematopoietic cancers. Confirmatory work on this mode of action with more detailed analyses is being completed by Dana-Farber Cancer Institute (“Dana-Farber”). Hematopoietic tumor lines resistant to current chemotherapeutic agents have still been sensitive to OncoHist™.

In research work, the compound was tested at the National Cancer Institute in 60 human cancer cell lines from different tissue samples and showed high cytotoxic efficacy throughout, which would suggest a broad acting oncolytic potential. OncoHist™’s potency and potential to inhibit growth of cells from various histological origins were confirmed through in-vitro testing against the US National Cancer Institute 60 (“NCI-60”). OncoHist™ was awarded orphan drug designation (Orphan Medicinal Product Designation (“OMPD”)) for treatment of AML by the European Commission in December 2007 and by the FDA in October 2008. OncoHist™ was awarded an additional OMPD status for Acute Lymphocytic Leukemia (“ALL”) by the European Medicines Agency (the “EMA”).

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

A clinical trial with 120 AML patients has been started in clinical centers in the Russian Federation. The aim of this trial is to examine the potential benefits of OncoHist™ in combination with standard therapy: cytarabine with mitoxantrone. An additional Non-Hodgkins Lymphoma (“NHL”) trial has also been initiated in Russia. As an integral part of the Company’s strategy, we await later stage clinical data on NHL to determine whether to progress this candidate into US FDA trials.

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

A Phase I/II clinical trial to treat Relapsing Remitting Multiple Sclerosis and Secondary Progressive Multiple Sclerosis is in progress in the Russian Federation. Peptides corresponding to antigenic sections of basic myelin protein were encapsulated within liposomes to be used as the therapeutic agent (MyeloXen™). Administration of MyeloXen™ to patients has occurred and follow-up monitoring is in progress. As an integral part of the Company’s strategy, we await later stage clinical data on MyeloXen™ to determine whether to progress this candidate into US FDA trials and eventual out licensing.

Critical Accounting Estimates

The preparation of our financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate management’s estimates that are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There has been no material change to our critical accounting estimates since those critical accounting estimates described in our Annual Report on Form 10-K filed on April 15, 2014.

RESULTS OF OPERATIONS

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2014 to the fiscal quarter ended March 31, 2013 is as follows:

Description	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Increase (Decrease)	Percentage Change
Revenue	$-	$-	$-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating costs and expenses:
Research and development	565,901	622,105	(56,204)	9.0%
General and administrative	2,427,615	764,219	1,663,396	217.7%
Loss from operations	(2,993,516)	(1,386,324)	(1,607,192)	115.9%
Loss on disposal of subsidiaries	(1,069,675)	-	(1,069,675)	100.0%
Interest income	1,044	10,716	(9,672)	90.3%
Interest expense	(884)	-	(884)	100.0%
	(1,069,515)	10,716	(1,080,231)
Loss before income taxes	(4,063,031)	(1,375,608)	(2,687,423)	195.4%
Income tax	-	-	-	-
Net loss	$(4,063,031)	$(1,375,608)	$(2,687,423)	195.4%

Revenue

The Company recorded no revenues for the quarters ended March 31, 2014 and March 31, 2013.

Cost of Revenue

The Company incurred no cost of revenue for the quarters ended March 31, 2014 and March 31, 2013.

Research and Development

The Company engages in independent research and development (“R&D”) in connection with its various technologies.

The total R&D spend by subsidiary location for the quarters ended March 31, 2014 and 2013 is set forth in the table below:

	Quarter ended,
Subsidiary Location	March 31, 2014	March 31, 2013
United States	$423,722	$304,604
United Kingdom	141,603	312,097
Germany	576	5,404
Total research and development expense	$565,901	$622,105

Overall, corporate R&D expenses for the quarter ended March 31, 2014 decreased by approximately $56,000, or 9% to $565,901 from $622,105 in the comparable quarter in 2013. Although the overall level of research and development activity was down less than 10%, the trend is that responsibility for research activities is being moved into the United States where the US based subsidiary research expenditures are up approximately 39% while UK based subsidiary research expenditures are down approximately 55%. This is consistent with the opening of a US based lab and closing down the UK based lab in the fourth quarter of 2013. The US based expenditures include expenditures paid to Contract Research Organizations (“CRO”) where the underlying research is being supervised in the US.

The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended March 31, 2014 and 2013:

	Quarter ended,
Category of Expense	March 31, 2014	March 31, 2013
Salaries and wages	$164,428	$246,539
Share-based compensation expense	15,420	21,458
Outside services and Contract Research Organizations	282,662	247,338
Rent	8,404	64,591
Lab consumables	39,964	23,762
Other	55,023	18,417
Total research and development expense	$565,901	$622,105

Research and Development by Subsidiary Location

During 2013 we began the process of transitioning our R&D laboratory facilities to the US, leading to a reduction in salaries and wages, rent expenses and non-program specific related costs incurred in the UK, with a corresponding increase in costs incurred in the US. The final significant UK based research costs were incurred in the fourth quarter of 2013.

Research and Development by Category of Expense

Salaries and Wages

In aggregate, salaries and wages reflect a decrease of approximately 33%, which is related to the reduction of the UK based research personnel by the end of 2013 without a corresponding proportionate increase in US based research personnel as of March 31, 2014. Along with the reduced salaries and wages, the relocation of our R&D laboratory facilities has resulted in a shift in the subsidiary location in which the expense is incurred.

Outside Services and CRO Costs

This item is substantially related to CRO costs incurred in connection with the Company’s PSA-EPO ErepoXen® human clinical trials being conducted in Australia under the supervision of the US based subsidiary. These costs vary from quarter to quarter depending on the progress of the trials and number of patient enrolled in the study. The change in expense from the quarter ended March 31, 2014 over the prior comparable quarter is related to normal fluctuations in the level of activity during the course of the study.

Rent

During the quarter ended March 31, 2013, the Company operated from two sites in London, being, a laboratory facility, which has since been closed, and a general and administrative office. As of December 31, 2013 the London laboratory facility was completely closed down with its equipment being sold, disposed or transferred to the US based laboratory. For the quarter ended March 31, 2014, the Company incurred no R&D rent in London and R&D rent in the US was just beginning to be incurred during the quarter, resulting in lower rent over the prior year comparable quarter.

Lab Consumables

The increase in lab consumables expense is due to extra costs incurred due to the start-up of the laboratory in the US during the quarter ended March 31, 2014.

Other

The increase in other expense results from the net aggregate change of all other miscellaneous R&D costs.

General and Administrative

General and administrative expenses increased by approximately $1.66 million, or 217.7% for the quarter ended March 31, 2014 to $2.43 million from $0.76 million in comparable quarter in 2013. The most significant driver of the change was related to an increase of approximately $422,000 in accounting and tax professional fees and $289,000 in legal and other professional consulting fees incurred during the quarter ended March 31, 2014 associated with the Company’s strategic decision to move from a UK based, London AIM quoted, organization, to a US based, publicly traded company. There were no costs associated with this strategic decision during the comparable quarter in 2013. Charges for salaries included in general and administrative expenses increased approximately $142,000 for the quarter ended March 31, 2014 over the prior comparable quarter due to the hiring of additional general and administrative staff at the Company’s Lexington, MA location and charges related to the severance payments of several UK based employees. In addition, charges for share-based compensation included in general and administrative expenses increased approximately $290,000 for the quarter ended March 31, 2014 over the prior comparable quarter, which is primarily related to the accelerated vesting of the 2012 Joint Share Ownership Plan awards. Further, the net effect of changes in foreign exchange rates as applied to our operating expenses settled in non-functional currencies contributed approximately $166,000 of the general and administrative expense change during the comparable quarters.

Loss on Disposal of Subsidiaries

The loss on disposal of subsidiaries in the amount of $1,069,675 for the three months ended March 31, 2014 arose in connection with the Hive Out Agreement. Pursuant to the Hive Out Agreement the Company received ten million outstanding shares of its common stock in exchange for 100% of the outstanding common stock of the subsidiaries and cash in the amount of $430,000. The three months ended March 31, 2013 had no comparable transaction. The Company does not currently intend to dispose of any other subsidiaries in the near future.

Interest Income

Interest income decreased by $9,672, or approximately 90% to $1,044 for the quarter ended March 31, 2014 from $10,716 in the comparable quarter in 2013. The decrease is related to decreases in average cash balances maintained in interest bearing accounts.

Interest Expense

Interest expense increased by $844 for the quarter ended March 31, 2014 from $0 in the comparable quarter in 2013. The interest expense is related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014.

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

Baxter currently holds a share warrant entitling them to subscribe for approximately 4.59 million new shares of common stock in the Company at a price of $0.4660 per share. These warrants are due to expire in June 2015.

We had working capital of approximately $8.8 million and $1.7 million as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 we had approximately $10.9 million in cash and $2.7 million in total current liabilities. As of December 31, 2013 we had cash and current liabilities of $4.8 million and $3.6 million, respectively. Our working capital decreased during the quarter ended March 31, 2014 from our net loss of approximately $4.1 million and cash used in operating activities of approximately $3.7 million that includes significant costs incurred in connection with the Acquisition and the relocation of the Company’s laboratory facilities to the US. Working capital was increased from our sale of our common stock to Baxter Healthcare SA resulting in net proceeds of $10 million in January 2014. Please refer to Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q for further information about this sale of our common stock.

Our ability to continue our business activities, including the continuation or expansion of our drug development programs, is dependent on our ability to raise additional working capital, either through debt or equity or a combination of these. We estimate that we have 12 months of working capital on hand to fund our base business plan from March 31, 2014. Management is currently engaged in meetings and discussions with investment bankers and other finance providers with a view to raising additional working capital before the end of the first quarter of 2015, and, dependent upon the quantum of finance able to be raised in that time frame, we will be able to fund our base business plan beyond that date. If we successfully generate funding in excess of that basic requirement, our priorities will be: (i) to continue to support our existing drug development programs; (ii) to accelerate existing drug development programs; and (iii) to pursue additional indications based upon our existing patented and proprietary technologies.

Although we are optimistic about our ability to raise additional working capital, there can be no assurance that we will be successful or that, if we are able to raise additional working capital, we can do so on commercially reasonable terms. If we are unsuccessful in raising needed working capital, the Company’s business will suffer.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the quarter ended March 31, 2014 totalled approximately $3.7 million, which includes a net loss of approximately $4.1 million, partially offset by $1.5 million in non-cash charges and reduced by approximately $1.1 million in net increase in account receivable and reductions in accounts payable and accrued expenses. The $3.7 million includes approximately $379,000 in salaries and wages, including scientific staff, and approximately $322,000 in program-specific clinical development costs, $387,000 in legal and professional consultants and $419,000 in accounting and tax consultants.

Cash flows used in operating activities for the quarter ended March 31, 2013 totalled approximately $0.94 million, which includes a net loss of approximately $1.38 million, partially offset by approximately $0.16 million in non-cash charges and also by approximately $0.27 million net decrease in accounts received and increases in accounts payable and accrued expenses. The $0.94 million consists of approximately $367,000 in salaries and wages, including scientific staff, and $247,000 in program-specific clinical development costs and $113,000 in legal and professional consultants.

We expect our 2014 cash used in operating activities to be higher than comparable periods in 2013 predominantly as a result of planned increased spending on R&D activities including outside services and CRO’s, partially offset by expected reductions in legal and professional fees. Since there are no milestone receipts expected to fall due during 2014, we do not expect any significant cash sources to be derived from revenues in 2014.

Cash Flows from Investing Activities

Cash flows used in investing activities included $430,000, net, paid out in connection with the Hive Out Agreement for the quarter ended March 31, 2014

For the quarter ended March 31, 2013, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

For the quarter ended March 31, 2014 we raised $10 million in financing activities from the sale of approximately 10.7 million shares of common stock to Baxter Healthcare SA. We also raised approximately $102,000 from proceeds in connection with the exercise of approximately 1.98 million stock options by our Chief Executive Officer in January 2014. There were no cash flows from financing activities in the comparable quarter in 2013.

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

Available Information

Our website address is www.xeneticbio.com. The information in, or that can be accessed through, our website is not part of this Quarterly Report on Form 10-Q. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports are available, free of charge, on or through our website as soon as practicable after we electronically file such forms, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operations of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A – RISK FACTORS

There were no material changes to the risk factors described in Part 1, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations)).

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 29, 2014, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Baxter Healthcare SA (“BHSA”) pursuant to which the Company sold to BHSA 10,695,187 shares of the Company’s common stock, par value $0.01 per share for $10 million. The $10 million of proceeds is for use as working capital by the Company.

The Shares were sold in a private placement and were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. BHSA is an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act. Please refer to Current Report on Form 8-K filed on January 30, 2014, and Exhibit 10.8 to our Annual Report on Form 10-K filed on April 15, 2014, herein incorporated by reference, for additional information regarding the Purchase Agreement.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this Quarterly Report on Form 10-Q is incorporated herein by reference to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

May 20, 2014	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1

Order of the High Court of Justice, Chancery Division, entered January 23, 2014 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2014 (File No. 333-178082))

10.1 #

Agreement with Dr. Timothy R. Coté, dated January 2, 2014 (Incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014 (File No. 333-178082))

10.2

Helicopter Lease Agreement with Coast Flight Academy, dated January 16, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2014 (File No. 333-178082))

10.3 #

Form of Xenetic Biosciences, Inc. Equity Incentive Plan, effective January 23, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014 (File No. 333-178082))

10.4

Stock Purchase Agreement, dated January 29, 2014, between the Company and Baxter Healthcare SA (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014 (File No. 333-178082))

10.5

Stock Purchase Agreement Amendment, dated February 14, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014 (File No. 333-178082))

10.6

Form of Sixth Amendment to the Exclusive Research, Development and License Agreement, dated January 29, 2014, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014 (File No. 333-178082))

10.7

Director Appointment Agreement, dated January 23, 2014, between SynBio LLC and Xenetic Biosciences, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014 (File No. 333-178082))

10.8 #	Agreement with Mark Leuchtenberger, dated May 1, 2014 (Incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014 (File No. 333-178082))
31.1 *	Certification of Michael Scott Maguire, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Colin W. Hill, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *

XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Exhibit filed with this report
**

Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing

#	Management contract or compensatory plan