Form 10-Q
period 2014-06-30
Xenetic Biosciences, Inc.
filed 2014-08-14
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2014

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 333-178082

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of August 14, 2014 the number of outstanding shares of the registrant’s common stock was 146,740,692.

XENETIC BIOSCIENCES, INC

FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$7,614,095	$4,839,486
Restricted cash	66,000	66,000
Other receivables	182,762	256,015
Prepaid expenses and other	423,667	168,308

Total current assets	8,286,524	5,329,809

Property and equipment, net	156,313	152,603
Goodwill	3,801,747	3,665,199
Indefinite-lived intangible assets	10,702,400	10,318,001
Other assets	105,568	-

Total assets	$23,052,552	$19,465,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589,845	$942,156
Accrued expenses	792,927	1,826,867
Accrued payroll taxes	61,472	84,599
Other current liabilities	44,813	55,266
Loans due to related parties	626,042	681,124

Total current liabilities	2,115,099	3,590,012

Deferred tax liability	3,379,284	3,257,910
Other liabilities	64,879	-

Total liabilities	5,559,262	6,847,922

Commitments and contingent liabilities	-	-

Stockholders’ equity:
Common stock, $0.01 par value; 215,456,000 shares authorized as of June 30, 2014 and December 31, 2013; 146,740,692 and 130,575,516 shares issued as of June 30, 2014 and December 31, 2013, respectively; 136,052,498 and 119,887,322 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	1,467,407	1,305,755
Additional paid in capital	88,022,391	73,999,860
Accumulated deficit	(68,139,223)	(58,306,999)
Accumulated other comprehensive income	1,423,895	900,254
Treasury stock	(5,281,180)	(5,281,180)

Total stockholders’ equity	17,493,290	12,617,690

Total liabilities and stockholders’ equity	$23,052,552	$19,465,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenue	$-	$1,000,000	$-	$1,000,000
Cost of revenue	-	-	-	-

Gross profit	-	1,000,000	-	1,000,000

Operating costs and expenses:
Research and development	1,032,681	956,410	1,597,571	1,576,916
General and administrative	1,607,210	1,075,993	4,001,415	1,957,927

	2,639,891	2,032,403	5,598,986	3,534,843

Loss from operations	(2,639,891)	(1,032,403)	(5,598,986)	(2,534,843)

Other income (expense):
Loss on disposal of subsidiaries	-	-	(1,069,675)	-
Other income (expense)	(128,186)	85,239	(162,607)	201,355
Interest income	10,698	9,465	11,742	20,181
Interest expense	(1,489)	(632)	(2,373)	(632)

	(118,977)	94,072	(1,222,913)	220,904

Loss before income taxes	$(2,758,868)	$(938,331)	$(6,821,899)	$(2,313,939)
Income tax	-	-	-	-

Net loss	$(2,758,868)	$(938,331)	$(6,821,899)	$(2,313,939)

Other comprehensive income (loss)
Foreign currency translation adjustment	397,760	8,913	523,641	(1,211,136)

Total comprehensive loss	$(2,361,108)	$(929,418)	$(6,298,258)	$(3,525,075)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Weighted-average shares of common stock outstanding, basic and diluted	136,052,498	119,831,943	134,087,670	119,831,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,821,899)	$(2,313,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,744	23,253
Share-based compensation	432,250	212,902
Loss on disposal of subsidiaries	1,069,675	-
Changes in operating assets and liabilities:
Accounts receivable, prepayments and other receivables	(287,605)	40,152
Accounts payable and accrued expenses	(1,478,442)	255,527

Net cash used in operating activities	(7,051,277)	(1,782,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,584)	(9,829)
Disposition of property and equipment	5,487	-
Cash acquired from Acquisition	43,502	-
Cash transferred in connection with Hive Out Agreement	(43,502)	-
Fee paid in connection with Hive Out Agreement	(430,000)	-

Net cash used in investing activities	(464,097)	(9,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000,000	-
Proceeds from exercise of stock options	101,933	-

Net cash provided by financing activities	10,101,933	-

Effect of exchange rate change on cash and cash equivalents	188,050	(615,527)

Net increase (decrease) in cash and cash equivalents, excluding restricted cash	2,774,609	(2,407,461)
Cash and cash equivalents at beginning of period	4,839,486	11,136,870

Cash and cash equivalents at end of period	$7,614,095	$8,729,409

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity consideration transferred in the Acquisition	$3,750,000	$-
Repurchase and cancellation of common stock in the Hive Out Agreement	$(3,110,325)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (the “Company”), incorporated in the state of Nevada and based in Lexington, Massachusetts, is a clinical stage biopharmaceutical company that is focused on the discovery, development and planned commercialization of a new generation of human drug therapies for the treatment of a variety of conditions including anemia, refractory Acute Myeloid Leukemia, Cystic Fibrosis and certain cancers based upon its proprietary and patented drug delivery platform systems and drug development collaborations with major third party pharmaceutical companies around the world.

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

With the Company’s recent move to the United States from the United Kingdom, the Company, having historically been a research organization, is now focused on employing drug development expertise leveraging off its 140 issued patents and 90 patent applications to create a proprietary drug pipeline of next generation products. All the rights over the Company’s patents and licenses are controlled in the United Kingdom.

Going Concern

Since its inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has historically relied upon the proceeds of public and non-public financing activities to support the working capital requirements necessary to pursue the on-going development and commercialization of its intellectual property and know-how. Recent developments relating to the supply of clinical material are causing the Company to bring forward a major pre-clinical program spend in order to achieve what management considers to be a pivotal clinical milestone in the development of a key product candidate. While these expenditures could be restructured in order to defer or delay the rate of disbursement associated with this program, management believes that it is in the best interests of the Company’s shareholders to commit to the short term funding requirements of this program.

Management is currently engaged in discussions with investment bankers and other finance providers with the goal of raising capital by the end of 2014 and, based upon the progress of those on-going detailed discussions, is optimistic the Company will raise sufficient working capital to meet its obligations over the next twelve months. The Company’s planned capital raise is expected to be through debt (convertible or otherwise), by means of an equity-based instrument, or a combination thereof. The amount of capital we will be able to raise in that timeframe will determine to what extent we will be able to fund and/or accelerate programs as they relate to our preferred level of discretionary spend on pre-clinical developments and clinical trials delivered by external service providers.

While these financial statements have been prepared on a going concern basis, if the Company does not raise additional working capital by the end of 2014, there is no assurance that the Company would be able to continue its operations as now currently planned beyond the middle of the first quarter of 2015 and could ultimately limit the Company’s ability to continue as a going concern. Under such circumstances the Company could be compelled to reduce general and administrative expenses, defer research and development projects, and delay the purchase of significant clinical research services until it is able to obtain sufficient financing.

Recent Significant Transaction

On January 23, 2014, the Company consummated a reverse merger (the “Acquisition”) pursuant to a written plan of reorganization, in which the Company merged with Xenetic Biosciences (UK) Limited (formerly Xenetic Biosciences plc) (“Xenetic UK”), a company incorporated in England and Wales under the Companies Act of 1985, such that Xenetic UK became a wholly owned subsidiary of the Company. Upon completion of the Acquisition, the Company acquired all issued and outstanding shares of capital stock of Xenetic UK. As a result, 132,545,504 shares of the Company’s common stock were newly issued and, immediately following the Acquisition, there were 136,045,504 shares of common stock issued and outstanding.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

1.	The Company (Continued)

At that time, because former Xenetic UK shareholders owned approximately 97% of the combined company on a fully diluted basis and all members of the combined company’s executive management were from Xenetic UK, Xenetic UK was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

2.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company’s ability to raise additional working capital. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic UK and its wholly owned subsidiaries: Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

In accordance with the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”), the consolidated financial statements for the year ended December 31, 2013 of the Company (the accounting acquiree) are a continuation of the financial statements of Xenetic UK (the accounting acquirer), adjusted to retroactively change Xenetic UK’s legal capital to reflect the legal capital of the Company. This adjustment was calculated based upon the share exchange ratio of 56 new shares of Company common stock for every whole 175 shares of Xenetic UK capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company. The legal capital at June 30, 2014 reflects the legal capital of the Company after the Acquisition date and therefore requires no adjustment.

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

In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the Company assesses intangible assets with indefinite lives for impairment using the two-step impairment test at least annually on October 1, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, the Company’s overall business strategy, and regulatory, market and economic environment and trends. No impairment was recorded during the six months ended June 30, 2014 or 2013.

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

In addition, the Company assesses market conditions, industry developments and internal operations to determine if events or changes in the business environment indicate the carrying value of goodwill may not be fully recoverable. No impairment was recorded during the six months ended June 30, 2014 or 2013.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. The Company periodically reviews the estimated useful lives assigned to property and equipment, and the Company changes its estimates to reflect the results of those reviews. During the first quarter of 2014, the Company completed such a review and, as a result, decreased the estimated useful lives of laboratory and office and computer equipment from four years to three years. Separately, the estimated useful lives of leasehold improvements was increased from four years to five years. The effect of this change in estimate for the three months and six months ended June 30, 2014 is not material to the Company’s financial position or results of operations.

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

For employee options, the fair value measurement date is generally on the date of grant and the related compensation expense, less expense for expected forfeitures, is recognized on a straight-line basis over the requisite period of the awards. Share-based compensation expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. The Company generally determines the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is subject to re-measurement at each reporting period until the options vest. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Upon exercise, stock options are redeemed for newly issued shares of common stock.

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company generally measures the fair value of these awards using the fair value of the services provided as it is a more reliable measure of the fair value of the awards. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered.

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

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards, prior to exercise, are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation.

Basic and diluted net loss per share are the same for the three-month and six-month periods ended June 30, 2014 and 2013 as the Company was in a net loss position. Potentially dilutive non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of June 30, 2014 and 2013, 22,960,777 and 25,435,513 potentially dilutive non-participating securities were deemed anti-dilutive, respectively.

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

When determining the fair value of tangible assets acquired, the Company estimates the cost to replace the asset with a new asset, taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, the Company uses judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined using the assistance of an independent third party specialist.

Acquisition related costs are expensed in the period in which the costs are incurred and the services are received.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective approach. Early application is not permitted. The Company is currently evaluating the impact of this new standard on its revenue recognition policy.

The Company has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Acquisitions

On January 23, 2014, the Company completed the Acquisition transaction with Xenetic UK which resulted in the Company acquiring all of the issued and outstanding common stock of Xenetic UK. The Acquisition was accounted for as a reverse acquisition under the acquisition method of accounting per ASC 805, with Xenetic UK treated as the accounting acquirer and the Company treated as the “acquired” company for financial reporting purposes. This was determined based on the following facts: (i) after the reverse merger, former shareholders of Xenetic UK held a majority of the voting interest of the combined company; (ii) former Board of Directors of Xenetic UK possess majority control of the Board of Directors of the combined company; and (iii) members of the management of Xenetic UK are responsible for the management of the combined company. As such, the financial statements of Xenetic UK are treated as the historical financial statements of the combined company.

The fair value of the consideration transferred in the reverse merger was $3.75 million. This was calculated as the number of shares of common stock that Xenetic UK would have had to issue in order for the Company’s shareholders to hold the same equity interest in the combined entity immediately following the acquisition (approximately 9.2%), multiplied by the estimated fair value of the Company’s common stock on the acquisition date (£0.06 per share). The estimated fair value of the Company’s common stock was based on the price of the Company’s stock on the acquisition date, which was actively traded on the Alternative Investments Market of the London Stock Exchange in the United Kingdom. In addition, Xenetic UK incurred approximately $3 million of transaction costs related to the reverse merger to date. The Company recognized approximately $2.5 million and $0.5 million of transaction costs related to the reverse merger in general and administrative expenses on the condensed consolidated statement of comprehensive loss during the year ended December 31, 2013 and six months ended June 30, 2014, respectively.

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

The Company recorded this divestiture as a separate transaction from the Acquisition that results in the disposal of two of the Company’s subsidiaries. The Disposed Subsidiaries did not record any operations in the combined entity following the Acquisition before they were disposed and these financial statements do not reflect the historical financial statements of the Disposed Subsidiaries as they were previously owned by the accounting acquiree. Accordingly, there are no balances to be recorded as discontinued operations on the statement of comprehensive loss. As a result of the divestiture of the Disposed Subsidiaries, the Company recorded a loss on disposal of subsidiaries of $1,069,675 during the six months ended June 30, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.	Significant Strategic Drug Development Collaborations

Baxter Healthcare SA and Baxter Healthcare Corporation

In August 2005, the Company entered into an exclusive research, development, license and supply agreement with Baxter Healthcare SA (“Baxter SA”) and Baxter Healthcare Corporation (together referred to as “Baxter”) to develop products with an extended half-life of certain proteins and molecules using the Company’s patent protected PolyXen® technology whereby polysialic acid (“PSA” – a chain of polysialic acids) is conjugated with Baxter’s proprietary molecule(s) to create a new generation of drugs to treat the failure of blood to coagulate in the therapeutic treatment of blood and bleeding disorders, such as hemophilia. The lead candidate in this collaboration is a longer-acting form of a recombinant Factor VIII (“rFVIII”) protein.

This agreement has been amended several times since 2005, most recently in January 2014. The January 2014 amendment provides for increased future development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales. The Company is entitled to up to $100 million in potential development, regulatory, sales and deadline extension receipts, which are contingent on the performance of Baxter achieving certain milestones. The Company is also entitled to royalties on potential net sales varying by country of sale. The Company’s right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. In connection with this amendment, Baxter SA also made a $10 million equity investment in the Company in exchange for 10,695,187 shares of the Company’s common stock.

Through June 30, 2014, the Company and Baxter continued to engage in research and development activities with no resultant commercial products. No amounts were recognized as revenue during the three and six months ended June 30, 2014. $1 million was recognized as revenue during the three and six months ended June 30, 2013 related to this collaboration.

Baxter is a related party of the Company, with a share ownership of approximately 8.9% and 1.8% of the total issued common stock as of June 30, 2014 and 2013, respectively.

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

SynBio and the Company are each responsible for funding their own company’s research activities. There are no milestone or other research-related payments due under the agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Most recently, similar to the Company’s agreement with Baxter, Serum Institute of India Limited (“Serum Institute”) has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute’s. Upon successful commercialization of any resultant products, the Company is entitled to receive royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories. Through June 30, 2014, the Company and SynBio continued to engage in research and development activities with no resultant commercial products. The Company did not recognize revenue in connection with the Co-Development Agreement during the six months ended June 30, 2014 and 2013.

SynBio is a related party of the Company, with a share ownership of approximately 40.3% and 45.3% of the total issued common stock as of June 30, 2014 and 2013, respectively.

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

Following the 2011 amendment, Serum Institute retained an exclusive license to use the Company’s PolyXen® technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. The royalty payment schedule based on net revenues on the future commercial sales of PSA-EPO under the DMA was also modified as a result of the 2011 amendment. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the six months ended June 30, 2014 and 2013. There are no milestone or other research-related payments due under the DMA. Through June 30, 2014, the Company and Serum Institute continued to engage in research and development activities with no resultant commercial products.

Serum Institute is a related party of the Company, with a share ownership of approximately 9.4% and 10.6% of the total issued common stock as of June 30, 2014 and 2013, respectively.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2014	December 31, 2013
Laboratory equipment	$239,027	$1,106,761
Office and computer equipment	254,494	190,878
Leasehold improvements	98,718	69,296
Property and equipment – at cost	592,239	1,366,935
Less accumulated depreciation	(435,926)	(1,214,332)
Property and equipment – net	$156,313	$152,603

Following the closure of the laboratory in London, approximately $885,000 of fully depreciated laboratory equipment was retired. Depreciation expense was $16,526 and $11,863 for the three months ended June 30, 2014 and 2013, respectively, and $32,515 and $27,520 for the six months ended June 30, 2014 and 2013, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2013	$3,592,073
Foreign currency translation	73,126
Balance as of December 31, 2013	3,665,199
Acquired from acquisitions	4,129,248
Disposed with Hive Out Agreement	(4,129,248)
Foreign currency translation	32,629
Balance as of March 31, 2014	3,697,828
Foreign currency translation	103,919
Balance as of June 30, 2014	$3,801,747

The goodwill acquired from the Acquisition was disposed in connection with the Hive Out Agreement. See Footnote 3, Acquisitions, for further discussion on the Acquisition and the Hive Out Agreement.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	Goodwill and Indefinite-Lived Intangible Assets (Continued)

Indefinite-Lived Intangible Assets

The Company’s acquired indefinite-lived intangible asset, OncoHist™, is IPR&D relating to the Company’s business combination with SymbioTec. As of October 1, 2013, the date of the Company’s annual impairment review, the fair value of the Company’s indefinite-lived intangible asset balance was $10,559,820. The carrying value of OncoHist™ was $10,702,400 and $10,318,001 as of June 30, 2014 and December 31, 2013 respectively. No impairment was recorded during the three months or six months ended June 30, 2014 and 2013. The increase in the carrying value reflected herein is solely comprised of the effects of changes in foreign currency.

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accrued professional fees	$387,749	$1,106,358
Accrued bonus compensation	-	422,226
Accrued payroll and benefits	102,916	99,548
Accrued research costs	61,720	29,682
Other	240,542	169,053
	$792,927	$1,826,867

8.	Income Taxes

During the three and six months ended June 30, 2014 and 2013, there was not a provision for income taxes as the Company incurred losses during these periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $12 million and $9.5 million as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company recorded unrecognized tax positions of $192,889 and $185,961, respectively, due to a claim for research and development tax credits. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance with no resulting impact on overall income tax expense or the condensed consolidated statements of comprehensive loss.

9.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards and JSOP awards was $43,325 and $107,817 for the three months ended June 30, 2014 and 2013, respectively, and $432,250 and $212,902 for the six months ended June 30, 2014 and 2013, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses	$15,473	$15,218	$30,993	$36,676
Administrative expenses	27,752	92,599	401,257	176,226
	$43,325	$107,817	$432,250	$212,902

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	Share-Based Compensation (Continued)

Stock Option Modification

Prior to the Acquisition, the Company had two incentive stock plans, the Lipoxen plc Unapproved Share Option Plan (the “2000 Stock Plan”) and the Xenetic Biosciences plc 2007 Share Option Scheme (the “2007 Stock Plan”). Subsequent to the Acquisition, the 2000 and 2007 Stock Plans were converted to reflect the new shares issued by the Company under the Scheme of Arrangement related to the Acquisition. As part of the conversion, option holders under the 2000 and 2007 Stock Plan have the right to subscribe for a number of shares of common stock in the Company (the “Replacement Option Shares”) in exchange for the cancellation and surrender by the option holder of the original options granted by the 2000 and 2007 Stock Plans. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in pounds sterling of the original options, using a foreign currency exchange rate for pounds sterling into US dollars quoted by Barclays Bank plc at 12 noon Greenwich Mean Time (“GMT”) on January 23, 2014, the date of the Acquisition. The conversion of the options is treated as an option modification. The Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation, and determined the option modification does not result in incremental stock compensation cost that is material to the Company’s results of operations during the three months and six months ended June 30, 2014.

Stock Options

During the three months and six months ended June 30, 2014 and 2013, no employees were granted stock options to purchase shares of common stock. During the six months ended June 30, 2014, a named executive of the Company exercised 1,984,080 stock options. Cash received from stock option exercise was $101,933. There were no other employee stock option exercises during the six months ended June 30, 2014 or 2013. The Company recognized compensation expense related to employee stock options of $11,826 and $12,115 during the three months ended June 30, 2014 and 2013, respectively, and $24,899 and $23,916 during the six months ended June 30, 2014 and 2013, respectively.

Non-Employee Stock Options

No non-employee stock options were granted during the three months or six months ended June 30, 2014 and 2013 and no non-employee stock options were exercised during the three months or six months ended June 30, 2014 and 2013. The Company recognized compensation expense related to non-employee stock options of $5,999 and $4,005 during the three months ended June 30, 2014 and 2013, respectively, and $11,446 and $14,554 during the six months ended June 30, 2014 and 2013, respectively.

Common Stock Awards

The Company granted 30,514 and 66,318 common stock awards during the three months ended June 30, 2014 and 2013, respectively, and granted 67,419 and 106,334 common stock awards during the six months ended June 30, 2014 and 2013, respectively. As all services were rendered in each respective year, compensation expense related to common stock awards of $25,500 and $22,017 was recognized during the three months ended June 30, 2014 and 2013, respectively, and $51,000 and $35,837 was recognized during the six months ended June 30, 2014 and 2013, respectively. All common stock awards were authorized but not issued as of June 30, 2014.

Joint Share Ownership Plan

In 2010 and 2012, the Company issued 1,701,913 and 8,986,281 JSOP awards, respectively, to two senior executives under the JSOP. During 2011, the 2010 JSOP awards fully vested under the terms of the JSOP due to a significant change in beneficial ownership of the Company and the related compensation charges were fully recorded during periods prior to 2013 related to this accelerated vesting. During the first quarter of 2014, the 2012 JSOP awards fully vested under the terms of the JSOP due the achievement of specific share price hurdles and the related compensation charges were fully recorded during the first quarter of 2014 related to this accelerated vesting. As of June 30, 2014, all JSOP awards were fully vested.

The total fair value of the 2012 JSOP awards was $853,889 at the date of issuance. The Company recognized $344,905 and $138,594 of compensation costs during the six months ended June 30, 2014 and 2013, respectively, and $69,680 of compensation costs during the three months ended June 30, 2013 related to the 2012 JSOP awards. No compensation cost related to the 2012 JSOP awards was recognized during the three months ended June 30, 2014.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.	Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $135,029 as prepaid rent as of June 30, 2014, with $105,568 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $81,118 is outstanding as of June 30, 2014, with $64,879 recorded as a non-current liability. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. In addition, the Company leases office space in London, UK, which is due to expire in March 2017. The Company also leased laboratory space in London, UK during 2013, however this lease was terminated in December 2013.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense under the Company’s operating leases was $43,188 and $73,470 for the three months ended June 30, 2014 and 2013, respectively, and $87,230 and $148,740 for the six months ended June 30, 2014 and 2013, respectively.

11.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, a related party, of which $626,042 and $681,124 was outstanding as of June 30, 2014 and December 31, 2013, respectively. A payment of $55,000 on the outstanding loan was made to SynBio during the quarter ended June 30, 2014. The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012 the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed at this point that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. The loan is recorded in “Loans due to related parties” within current liabilities as of June 30, 2014 and December 31, 2013. The loan does not bear interest at the prevailing market rate for instruments with similar characteristics. During July 2014, the Company paid $286,042 of the outstanding balance of this loan.

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

The single most pressing factor that could cause actual results to differ materially and adversely is our need to raise additional working capital for the purpose of further developing our various drug candidates. We estimate that we have less than 12 months of working capital as of August 4, 2014 and our future results could differ materially and adversely if we are unable to raise additional working capital.

Other factors that could cause actual results to differ materially include without limitation:

•	our ability to finance our business;
•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	product development and commercialization risks;
•	any safety issues that arise with respect to our drug candidates;
•	our ability to clinically demonstrate the safety or efficacy of our drug candidates;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our Intellectual Property (“IP”);
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with current and new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002; and
•	other new lines of business that the Company may enter in the future

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

Significant Transactions and Recent Developments

On January 23, 2014 Xenetic Biosciences, Inc. (the “Company”) acquired all of the issued and outstanding capital stock of Xenetic Biosciences (UK) Limited (formerly known as Xenetic Biosciences plc) (“Xenetic UK”), a company incorporated in England and Wales under the Companies Act of 1985 in 1996. The Company’s acquisition of Xenetic UK (the “Acquisition”) was consummated pursuant to a written plan, known as a Scheme of Arrangement, under Part 26 of the Companies Act 2006 of England and Wales (the “Scheme”) dated as of November 21, 2013. The Scheme was approved by Order of the High Court of Justice, Chancery Division, in London (the “Court”) on January 23, 2014. In its ruling, the Court considered the fairness of the transaction and determined that the terms and conditions of the issuance of new shares of common stock of the Company in exchange for the issued and outstanding shares of Xenetic UK were fair. Accordingly, the new shares of common stock of the Company issued as part of the Acquisition are “Exempted Securities” under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Scheme, the Company exchanged 56 new shares of Company common stock for every whole 175 shares of Xenetic UK capital stock. This transaction resulted in Xenetic UK becoming a wholly owned subsidiary of the Company.

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

Board of Directors

We have recently appointed several experienced public company and industry experts to our Board. We have appointed a chairman, Mark Leuchtenberger, who has served as the CEO of two NASDAQ listed companies including a senior role at Biogen Idec, Inc. and Chairman of the Massachusetts Biotechnology Council. We have appointed a financial expert, Darlene Deptula-Hicks, to chair the audit committee. Ms. Deptula-Hicks is a Chief Financial Officer and has chaired the audit committees of several privately owned as well as US exchange traded companies. We have also appointed as an industry expert, Dr. Timothy Coté, who was instrumental in implementing the Orphan Drug Act and led the US Food and Drug Administration (“FDA”) Office of Orphan Products Development from 2007 to 2011.

Technology Overview

The Company is currently in various stages of development with respect to its three core patented and proprietary technologies, these being, PolyXen® (for biologics), OncoHist™ (as a broad spectrum oncology therapy), and ImuXen® (for vaccines).

The Company’s three core technologies are summarized as follows:

PolyXen®

An enabling technology that utilizes Polysialic Acid (“PSA”), a biopolymer, consisting of a chain of sialic acids which is a natural constituent of the human body. PSA is designed to extend the half-life in circulation in the human body for a variety of existing drug molecules and, thereby, to create potentially superior next generation drug candidates.

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

Areas of Therapeutic Application

The nature of the core technologies is that they each have very broad potential application in the creation of potentially superior therapies in, respectively, the fields of biologics, oncology and vaccines. The Company believes that relocating its corporate headquarters to the US provides it with the best possible platform for it to promote and execute its business strategy as a public company striving to introduce new and improved therapies to the US and global patient population. The Company believes OncoHist™ has the potential to address a number of cancers with high mortality, e.g. Acute Myeloid Leukemia (“AML”).

Our PolyXen® PSA technology lead candidates primarily focus on blood disorders. Our ErepoXen® drug candidate, designed to be a best in class anemia therapy, is currently in Phase II clinical trials in Australia and New Zealand. Our technology is also the subject of a license deal with Baxter International, Inc. for hemophilia.

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

The Company’s strategy is to develop its orphan drug candidates through to regulatory approval. The Company then plans to commercialize those orphan drug candidates. For the non-orphan drug candidates vested in its pipeline via its collaborations, e.g. ErepoXen® and a Multiple Sclerosis vaccine candidate, MyeloXen™, the Company intends to develop to a stage that will enable it to seek profitable out-licensing arrangements with major pharmaceutical companies for further development and eventual commercialization, in exchange for milestone payments and royalties from product sales. Its collaborative out-licensing agreements relating to the platforms are an integral part of its early-stage monetization strategy.

Even with regard to its strategy of current and planned future co-development collaborations and out-licensing, the Company must raise significant additional capital in order to develop its drug candidates to the point of commercialization.

The Company’s management will regularly make evaluations in concert with the Company’s Board of Directors as to when to seek additional working capital through various financing structures for the purpose of pursuing its business strategy. Although the Company is optimistic, there can be no assurance that it will be successful in raising additional working capital in the future. If not successful, the Company’s business could be adversely affected.

Reliance on Principal Customer

Since August 2005, Baxter has been a principal customer of the Company, accounting for the substantial portion of the Company’s revenue, through up-front payments and fee for services in prior years. In both current periods presented, there were no revenues earned under the existing Baxter arrangements. During the three and six months ended June 30, 2013, the Company earned $1 million related to Baxter arrangements.

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

The major effect of PSA addition to a therapeutic is to change the apparent hydrodynamic radius of the molecule. This physical alteration then changes a number of the biological characteristics of the therapeutic. The most noticeable, and perhaps the most relevant, is an extension of the lifetime of the therapeutic in blood circulation. This is due to the increase in the size of the drug which results in a decrease in the clearance rate of the molecule in the kidney by glomerular filtration. In addition, studies have shown changes in other biological characteristics such as protease sensitivity and temperature sensitivity. An added benefit is that the conjugated molecules are less viscous in solution than comparable other technologies, providing the potential for easier injections and fewer injection site reactions. Furthermore, we believe that adding PSA to an existing marketed drug may allow for patent extension, thereby potentially creating a patent-protected next generation candidate.

The current standard for certain biologic delivery agents is methyl Polyethylene Glycol (“PEG”) which is attached similarly to therapeutics. The mode of action between PSA and PEG is similar, increasing the apparent size of the molecule and thereby increasing the circulating time of the drug in the blood. PEGylation is a proven technology that can offer advantages in terms of pharmacokinetics and pharmacodynamics for therapeutics over non-modified, first generation molecules. There are a number of PEG-modified molecules on the market, in clinical trials and under development. However, PEGylation is considered to have limitations, such as non-biodegradability and, at high doses, may thereby result in intra-cellular accumulation, potentially leading to vacuole formation in the cells. In contrast, because PSA is a chain of sialic acids, which are natural constituents of the human body, it is biodegradable into individual sialic acid units. In addition, PEG in many cases has been shown to be immunogenic when coupled to proteins and can activate the complement system. PEG has also demonstrated limitations on a few select molecules. Polysialylation has to date been shown to be non-immunogenic and has demonstrated greater versatility and fewer limitations in the context of early-stage development relative to PEG. We believe PSA may provide the advantages of PEG without many of its disadvantages, offering a potential advance over PEG molecules.

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

The activity of the new molecule was tested on 58 tumor cell lines derived from various tissues. Hematopoietic tumor cell lines were found to be among the most sensitive cell lines. The mechanism of action appears to be novel, involving the binding of OncoHist™ to the cell membrane, which is completely different than that of other therapeutic agents on the market for hematopoietic cancers. Confirmatory work on this mode of action with more detailed analyses is being completed by Dana-Farber Cancer Institute (“Dana-Farber”). Hematopoietic tumor lines resistant to current chemotherapeutic agents have shown sensitivity to OncoHist™.

In laboratory research work, the compound was tested at the National Cancer Institute in 60 human cancer cell lines from different tissue samples and showed high cytotoxic efficacy throughout, which would suggest a broad acting oncolytic potential. OncoHist™’s potency and potential to inhibit growth of cells from various histological origins were confirmed through in-vitro testing against the US National Cancer Institute 60 (“NCI-60”). OncoHist™ was awarded orphan drug designation (Orphan Medicinal Product Designation (“OMPD”)) for treatment of AML by the European Commission in December 2007 and by the FDA in October 2008. OncoHist™ was awarded an additional OMPD status for Acute Lymphocytic Leukemia (“ALL”) by the European Medicines Agency (the “EMA”).

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

A clinical trial with 120 AML patients has been performed in clinical centers in the Russian Federation. The aim of this trial was to examine the potential benefits of OncoHist™ in combination with standard therapy: cytarabine with mitoxantrone. A Non-Hodgkins Lymphoma (“NHL”) safety trial has been successfully completed in Russia. As an integral part of the Company’s strategy, we intend to await later stage clinical data on NHL to determine whether to progress this candidate into US FDA trials.

Based upon our analysis of data from the AML trial performed in the Russian Federation, and data developed in Germany at Saarland University, the Company has determined to commence pre-clinical animal studies which are underway in the US in support of a planned phase 1/IIa IND filing with the FDA in late 2014 or early 2015.

ImuXen®

ImuXen® is a patented platform technology based on the concept of simultaneous delivery of multiple Active Pharmaceutical Ingredients (“APIs”) as antigens within the same liposome. The liposomes are composed of lipids that encapsulate an aqueous core. The APIs can be trapped in the core, be associated with the lipids, or both. Proteins, peptides, nucleic acids, polysaccharides and live or inactivated infectious agents can all be used as an API with the same liposome. Both the size and the lipid composition can be controlled which affects the biological properties of the liposome. Manufacturing involves the passive entrapment of the vaccine APIs by freeze drying commercially available liposomes with the antigens of interest.

Having multiple APIs formulated with the same liposome allows simultaneous delivery of the antigens to the same antigen-presenting cell. This may allow a more efficient immune response to all the agents presented. In addition, it is possible that multiple vaccines can be delivered with a single injection. Relevant pre-clinical studies have indicated a reduction in the dose required, a reduction in the number of doses required and a faster immune response time. This efficient immune response also may allow for use of antigens that traditionally give a poor antibody response.

A Phase I/II clinical trial to treat Relapsing Remitting Multiple Sclerosis and Secondary Progressive Multiple Sclerosis is in progress in the Russian Federation. Peptides corresponding to antigenic sections of basic myelin protein were encapsulated within liposomes to be used as the therapeutic agent (MyeloXen™). Administration of MyeloXen™ to patients has occurred and follow-up monitoring is in progress. As an integral part of the Company’s strategy, we await later stage clinical data on MyeloXen™ to determine whether to progress this candidate into FDA trials and eventual out-licensing.

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

RESULTS OF OPERATIONS

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2014 to the fiscal quarter ended June 30, 2013 is set forth below:

Description	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013	Increase (Decrease)	Percentage Change
Revenue	$-	$1,000,000	$(1,000,000)	100.0%
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating costs and expenses:
Research and development	1,032,681	956,410	76,271	8.0%
General and administrative	1,607,210	1,075,993	531,217	49.4%
Loss from operations	(2,639,891)	(1,032,403)	(1,607,488)	155.7%
Loss on disposal of subsidiaries	-	-	-
Other income (expense)	(128,186)	85,239	(213,425)	250.4%
Interest income	10,698	9,465	1,233	13.0%
Interest (expense)	(1,489)	(632)	(857)	135.6%
	(118,977)	94,072	(213,049)

Net loss	$(2,758,868)	$(938,331)	$(1,820,537)	194.0%

Revenue

Revenue decreased to $0 for the quarter ended June 30, 2014 from $1,000,000 in the comparable quarter in 2013. Revenue for the quarter ended June 30, 2013 is comprised of a single transaction of an upfront non-refundable license fee in the amount of $1 million received from Baxter. We did not record any upfront license fee revenue from Baxter during the quarter ended June 30, 2014.

Cost of Revenue

The Company incurred no cost of revenue for the quarters ended June 30, 2014 and June 30, 2013.

Research and Development

The Company engages in independent research and development (“R&D”) in connection with its various technologies.

The total R&D spend by subsidiary location for the quarters ended June 30, 2014 and 2013 is set forth in the table below:

	Quarter ended,
Subsidiary Location	June 30, 2014	June 30, 2013
United States	$737,954	$80,294
United Kingdom	294,239	873,415
Germany	488	2,701
Total research and development expense	$1,032,681	$956,410

Overall, our corporate R&D expenses for the quarter ended June 30, 2014 increased by approximately $76,000, or 8% to $1,032,681 from $956,410 in the comparable quarter in 2013. As reflected in the above table, the location of research activities is being migrated into the United States, under the overall authority, direction and control of Lipoxen Technologies Limited (“Lipoxen”). As reflected in the table, the US-based subsidiary research expenditures are up approximately 819% while UK-based subsidiary research expenditures are down approximately 66%. This is consistent with the opening of a US-based lab and closing down the UK-based lab in the fourth quarter of 2013. The June 30, 2014 UK-based R&D expense is comprised principally of approximately $88,000 in remaining UK-based salaries and wages and approximately $195,000 in payments to Contract Research Organizations (“CRO”) while the US-based R&D for the same period is comprised principally of approximately $124,000 in salaries and wages, $461,000 in payments to CRO’s and other external service providers, $40,000 in rents, utilities and maintenance, and approximately $19,000 in lab consumables.

The June 30, 2013 UK-based R&D expense is comprised principally of approximately $303,000 in salaries and wages, $441,000 in payments to CRO’s and approximately $64,000 in rent expense while the US-based R&D expense for the same period is comprised principally of $50,000 of salaries and wages, approximately $10,000 of consultants and approximately $9,000 in stock based compensation.

The US-based expenditures include expenditures paid to CRO’s where the underlying research is being supervised in the US under the overall authority, direction and control of Lipoxen.

The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended June 30, 2014 and 2013:

	Quarter ended,
Category of Expense	June 30, 2014	June 30, 2013
Salaries and wages	$212,139	$389,927
Share-based compensation expense	15,573	15,219
Outside services and Contract Research Organizations	655,847	469,440
Rent	23,400	62,791
Lab consumables	19,068	8,637
Other	106,654	10,396
Total research and development expense	$1,032,681	$956,410

Research and Development by Subsidiary Location

During the second half of 2013 we began the process of relocating our R&D laboratory facilities to the US, leading to a gradual reduction in salaries and wages, rent expenses and non-program specific related costs incurred in the UK, with a corresponding increase in costs incurred in the US. As reflected in the above table, there is a trend towards the use of increased outside services and CRO’s over in-house staffing.

Research and Development by Category of Expense

Salaries and Wages

In aggregate, salaries and wages reflect a decrease of approximately 46%, which is related to the reduction of the UK-based research personnel by the end of 2013 without a corresponding proportionate increase in US-based research personnel through June 30, 2014. Along with the reduced salaries and wages, the relocation of our R&D laboratory facilities has resulted in a shift in the subsidiary location in which the expense is incurred.

Outside Services and CRO Costs

This item is substantially related to CRO and consultant costs, approximately $578,000 and $441,000 for quarters ended June 30, 2014 and 2013, respectively, incurred in connection with the Company’s PSA-EPO ErepoXen® human clinical trials being conducted in Australia under the supervision of the US-based subsidiary and in preclinical work being performed in connection with the Company’s OncoHist™ AML program in furtherance of a planned IND filing in late 2014 or early 2015. The PSA-EPO costs vary from quarter to quarter depending on the progress of the trials and number of patient enrolled in the study. The change in expense from the quarter ended June 30, 2014 over the quarter ended June 30, 2013 is related to normal fluctuations in the level of activity during the course of the study.

Rent

During the quarter ended June 30, 2013, the Company operated from two sites in London, a laboratory facility, which has since been closed, and a general and administrative office. As of December 31, 2013 the London laboratory facility was completely closed down with its equipment being sold, disposed or transferred to the US-based laboratory. For the quarter ended June 30, 2014, the Company incurred no R&D rent in London and a full quarter of R&D rent in the US resulting in overall lower rent expenses compared to the quarter ended June 30, 2013.

Lab Consumables

The increase in lab consumables expense is correlative to bringing the new lab in the US online and up to the needs of the ongoing research projects.

Other

The increase in other expense results from the net aggregate change of all other miscellaneous R&D costs including approximately $25,000 in computer equipment, support and software, $10,000 in travel and lodging, a one-time $30,000 staff recruiting charge and a net of approximately $31,000 of other general R&D expenses.

General and Administrative

General and administrative expenses increased by approximately $531,000, or 49% for the quarter ended June 30, 2014 to $1.61 million from $1.08 million in the comparable quarter in 2013. The most significant drivers of the change were increases of approximately $178,000 in accounting fees, $309,000 in legal fees, $94,000 in regulatory fees, $70,000 in investor relations, $46,000 in travel, and $42,000 in directors and officers insurance incurred during the quarter ended June 30, 2014 primarily associated with the Company’s strategic decision to move from a UK-based, London AIM quoted organization, to a US-based, publicly traded company, as described in the “Significant Transactions and Recent Developments” section of Management’s Discussion and Analysis. There were no costs associated with this strategic decision during the comparable quarter in 2013. These increases were offset in part by decreases charges for independent contractors and share-based compensation in the amounts of approximately $194,000 and $68,000, respectively.

Other Income (Expense)

Other income decreased by $213,425, or approximately 250.4%, from an income of $85,239 to an expense of $128,186 in connection with foreign currency exchange gains and losses.

Interest Income

Interest income increased by $1,233, or approximately 13%, to $10,698 for the quarter ended June 30, 2014 from $9,465 in the comparable quarter in 2013. The increase is related to increases in average cash balances maintained in interest bearing accounts.

Interest Expense

Interest expense increased by $857 for the quarter ended June 30, 2014 from $632 in the comparable quarter in 2013. The interest expense is related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014.

The comparison of our historical results of operations for the six months ended June 30, 2014 to the six months ended June 30, 2013 is set forth below:

Description	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)	Percentage Change
Revenue	$-	$1,000,000	$(1,000,000)	100.0%
Cost of revenue	-	-	-	-
Gross profit	-	1,000,000	(1,000,000)	100.0%
Operating costs and expenses:
Research and development	1,597,571	1,576,916	20,655	1.3%
General and administrative	4,001,415	1,957,927	2,043,488	104.4%
Loss from operations	(5,598,986)	(2,534,843)	(3,064,143)	120.9%
Loss on disposal of subsidiaries	(1,069,675)	-	(1,069,675)	100.0%
Other income (expense)	(162,607)	201,355	(363,962)	180.8%
Interest income	11,742	20,181	(8,439)	41.8%
Interest expense	(2,373)	(632)	(1,741)	275.5%
	(1,222,913)	220,904	(1,443,817)

Net loss	$(6,821,899)	$(2,313,939)	$(4,507,960)	194.8%

Revenue

Revenue decreased to $0 for the six months ended June 30, 2014 from $1,000,000 in the six months ended June 30, 2013. Revenue for the six months ended June 30, 2013 is comprised of a single transaction consisting of an upfront non-refundable license fee in the amount of $1 million received from Baxter. We did not record any upfront license fee revenue from Baxter during the six months ended June 30, 2014.

Cost of Revenue

The Company incurred no cost of revenue for the six months ended June 30, 2014 and June 30, 2013.

Research and Development

The Company engages in independent R&D in connection with its various technologies.

The total R&D spend by subsidiary location for the six months ended June 30, 2014 and 2013 is set forth in the table below:

	Six months ended,
Subsidiary Location	June 30, 2014	June 30, 2013
United States	$1,160,665	$383,298
United Kingdom	435,842	1,185,512
Germany	1,064	8,106
Total research and development expense	$1,597,571	$1,576,916

Overall, corporate R&D expenses for the six months ended June 30, 2014 increased by approximately $21,000, or only 1.3% to $1,597,571 from $1,576,916 in the six months ended June 30, 2013. However, as reflected in the above table, the trend in expenditures is away from the UK and into the US. US-based expenditures increased 202% while UK-based expenses decreased by approximately 63%. This is consistent with the opening of a US-based lab and closing down the UK-based lab in the fourth quarter of 2013. The US-based expenditures include expenditures paid to CRO’s where the underlying research is being supervised in the US under the overall authority, direction and control of Lipoxen.

The table below sets forth the R&D costs incurred by the Company, by category of expense, for the six months ended June 30, 2014 and 2013:

	Six months ended,
Category of Expense	June 30, 2014	June 30, 2013
Salaries and wages	$376,567	$636,466
Share-based compensation expense	30,993	36,677
Outside services and Contract Research Organizations	938,509	716,778
Rent	31,804	127,382
Lab consumables	59,032	32,399
Other	160,666	27,214
Total research and development expense	$1,597,571	$1,576,916

Research and Development by Subsidiary Location

During 2013 we began the process of transitioning our R&D laboratory facilities to the US, leading to a reduction in salaries and wages, rent expenses and non-program specific related costs incurred in the UK, with a corresponding increase in costs incurred in the US.

Research and Development by Category of Expense

Salaries and Wages

In aggregate, salaries and wages reflect a decrease of approximately 41%, which is related to the reduction of the UK-based research personnel by the end of 2013 without a corresponding proportionate increase in US-based research personnel during the first six months of 2014. Along with the reduced salaries and wages, the relocation of our R&D laboratory facilities has resulted in a shift in the subsidiary location in which the expense is incurred.

Outside Services and CRO Costs

This item is substantially related to CRO and consultant costs, approximately $924,000 and $687,000 for six months ended June 30, 2014 and 2013, respectively, incurred in connection with the Company’s ongoing PSA-EPO ErepoXen® human clinical trials being conducted in Australia under the supervision of the US-based subsidiary and in preclinical work being performed in connection with the Company’s OncoHist™ AML program in furtherance of a planned IND filing in late 2014 or early 2015. The PSA-EPO costs vary from quarter to quarter depending on the progress of the trials and number of patients enrolled in the study. The change in expense from the six months ended June 30, 2014 over the six months ended June 30, 2013 is related to normal fluctuations in the level of activity during the course of the study.

Rent

During the six months ended June 30, 2013, the Company operated from two sites in London, a laboratory facility, which has since been closed, and a general and administrative office. As of December 31, 2013 the London laboratory facility was completely closed down with its equipment being sold, disposed or transferred to the US-based laboratory. For the six months ended June 30, 2014, the Company incurred no R&D rent in London and six months of R&D rent in the US resulting in overall lower rent expenses compared to the six months ended June 30, 2013.

Lab Consumables

The increase in lab consumables expense is correlative to bringing the new lab in the US online and up to the needs of the ongoing research projects.

Other

The increase in other expense results from the net aggregate change of all other miscellaneous R&D costs, including approximately $36,000 in computer equipment, support and software, approximately $16,000 in travel and lodging, approximately $11,000 in repairs and maintenance, approximately $14,000 in depreciation, a one-time $30,000 staff recruiting charge and a net of approximately $26,000 in other general R&D expenses.

General and Administrative

General and administrative expenses increased by approximately $2.04 million, or 104.4%, for the six months ended June 30, 2014 to $4.0 million from $1.96 million in the comparable six months in 2013. The most significant drivers of the change were increases of approximately $237,000 in salaries, wages, employee fringe benefits and related taxes, $651,000 in accounting and tax professional fees, $525,000 in legal fees, $94,000 in regulatory fees, $73,000 in corporate insurances and $132,000 in investor relations fees incurred during the six months ended June 30, 2014 associated with the Company’s strategic decision to move from a UK-based, London AIM quoted, organization, to a US-based, publicly traded company. There were no costs associated with this strategic decision during the comparable six months in 2013. Charges for salaries included in general and administrative expenses increased for the six months ended June 30, 2014 over the six months ended June 30, 2013 due to the hiring of additional general and administrative staff at the Company’s Lexington, MA location and charges related to the severance payments of several UK-based employees. In addition, charges for share-based compensation included in general and administrative expenses increased approximately $210,000 for the six months ended June 30, 2014 over the six months ended June 30, 2013, which is primarily related to the accelerated vesting of the 2012 Joint Share Ownership Plan awards in the first quarter of 2014.

Loss on Disposal of Subsidiaries

The loss on disposal of subsidiaries in the amount of $1,069,675 for the six months ended June 30, 2014 arose in connection with the Hive Out Agreement in January 2014. Pursuant to the Hive Out Agreement the Company received ten million outstanding shares of its common stock in exchange for 100% of the outstanding common stock of the subsidiaries and cash in the amount of $430,000. The six months ended June 30, 2013 had no comparable transaction. The Company does not currently intend to dispose of any other subsidiaries in the near future.

Interest Income

Interest income decreased by $8,439, or approximately 41.8%, to $11,742 for the six months ended June 30, 2014 from $20,181 during the six months ended June 30, 2013. The decrease is related to decreases in average cash balances maintained in interest bearing accounts.

Interest Expense

Interest expense increased by $1,741 for the six months ended June 30, 2014 to $2,373 from $632 during the six months ended June 30, 2013. The increase in interest expense is related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014.

Liquidity and Capital Resources

We estimate that as of the date of the filing of this Form 10-Q we have working capital available to fund our current business plan to the middle of the first quarter of 2015. Recent developments relating to the supply of clinical material are causing the Company to bring forward a major pre-clinical program spend in order to achieve what management considers to be a pivotal clinical milestone in the development of a key product candidate. Our ability to execute on our business plan, including the continuation and/or expansion of our drug development programs, is dependent on our ability to raise additional working capital, through debt (convertible or otherwise), by means of an equity-based instrument, or a combination thereof.

This estimated timeline is based on the Company’s revised plan of an accelerated level of research and development spending, mainly with external service providers (principally, Contract Research and Contract Manufacturing Organizations) in order that clinical and pre-clinical programs meet planned development milestones, especially for our OncoHist™ program. As a result of such increased spending levels and, given the available working capital as of the date of the filing of this Form 10-Q, a continuation as planned on these programs will cause the Company to have depleted its working capital during the first quarter of 2015. However, the Company believes that it is in the best interests of its shareholders to meet the revised expenditure plans and that every effort is made to raise the capital necessary to proceed as currently planned.

Management is currently engaged in discussions with investment bankers and other finance providers with the goal of raising capital before the end of this calendar year. The amount of capital we plan to raise in that timeframe will determine to what extent we will be able to fund and/or accelerate our development programs.

Although we are optimistic about our ability to raise additional working capital, we do not presently have any commitments. There can be no assurance at this time that we will be successful in doing so, or that, if we are successful, we will be able to do so on commercially reasonable terms. If we are unsuccessful in raising capital, our development plans for our drug candidates and our shareholder value will be adversely affected.

At June 30, 2014 and December 31, 2013 we had working capital of approximately $6.2 million and $1.7 million, respectively. At June 30, 2014 we had approximately $7.6 million in cash and $2.1 million in total current liabilities. As of December 31, 2013 we had cash and current liabilities of $4.8 million and $3.6 million, respectively. Our working capital decreased during the six months ended June 30, 2014 from our net loss of approximately $6.8 million and cash used in operating activities of approximately $7.1 million that includes significant costs incurred in connection with the Acquisition and the relocation of the Company’s laboratory facilities to the US. Working capital was increased from the sale of our common stock to Baxter Healthcare SA resulting in net proceeds of $10 million in January 2014. Please refer to Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q for further information about this sale of our common stock.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2014 totaled approximately $7.1 million, which includes a net loss of approximately $6.8 million, partially offset by $1.5 million in non-cash charges for share-based compensation and loss on disposal of subsidiaries and reduced by approximately $1.8 million in net increase in account receivable and reductions in accounts payable and accrued expenses. The $7.1 million includes cash expenses of approximately $1.26 million in salaries, wages, employee fringe benefits and related taxes, including scientific staff, $766,000 in professional consultants approximately $938,000 in program-specific clinical development costs, $864,000 in legal fees and $700,000 in accounting and tax consultants, $451,000 in regulatory, investor relations and travel expenses and $106,000 in corporate insurances.

Cash flows used in operating activities for the six months ended June 30, 2013 totaled approximately $1.8 million, which includes a net loss of approximately $2.3 million, partially offset by approximately $0.2 million in non-cash charges and also by approximately $0.3 million net decrease in accounts received and increases in accounts payable and accrued expenses. The $1.8 million includes cash expenses of approximately $1.28 million in salaries, wages, employee fringe benefits and related taxes, including scientific staff, $512,000 in professional consultants approximately $717,000 in program-specific clinical development costs, $336,000 in legal fees and $49,000 in accounting and tax consultants, $126,000 in regulatory, investor relations and travel expenses and $33,000 in corporate insurances.

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

Cash Flows from Investing Activities

Cash flows used in investing activities included $430,000, net, paid out in connection with the Hive Out Agreement for the six months ended June 30, 2014.

For the six months ended June 30, 2013, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

For the six months ended June 30, 2014 we raised $10 million in financing activities from the sale of approximately 10.7 million shares of common stock to Baxter Healthcare SA. We also raised approximately $102,000 from proceeds in connection with the exercise of approximately 1.98 million stock options by our Chief Executive Officer in January 2014. There were no cash flows from financing activities in the six-month period ended June 30, in 2013.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has two facility lease obligations and written employment agreements with three key employees.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective approach. Early application is not permitted. The Company is currently evaluating the impact of this new standard on its revenue recognition policy.

We have considered other recent accounting pronouncements and concluded that they are either not applicable to our business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

ITEM 1A – RISK FACTORS

Other than as disclosed below, there were no material changes to the risk factors described in Part 1, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations)).

We have insufficient cash flow to fund our current business plan beyond the middle of the first quarter of 2015 which raises substantial doubt about our ability to continue as a going concern beyond that date.

Our total current assets, cash and working capital were approximately $8.3, $7.6 and $6.2 million, respectively, at June 30, 2014. We estimate that, after including the $10 million received from Baxter in January 2014, we have enough cash on hand to fund our current business plan to the middle of the first quarter of 2015. We will need to raise additional working capital either through equity or debt or a combination of equity and debt during 2014 to continue our current business plan.

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

Concern about our ability to fund our base business plan beyond the first quarter of 2015 could adversely affect our ability to attract and retain key employees and to attract and retain key collaboration partners and as such could adversely affect our business and adversely impact the price of our stock. Our ability to meet future obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

XENETIC BIOSCIENCES, INC.

August 14, 2014	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1 *	Certification of Michael Scott Maguire, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Colin W. Hill, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *

XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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