Form 10-Q
period 2014-09-30
Xenetic Biosciences, Inc.
filed 2014-11-14
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2014

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 333-178082

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of November 14, 2014 the number of outstanding shares of the registrant’s common stock was 146,740,692.

XENETIC BIOSCIENCES, INC

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$4,834,640	$4,839,486
Restricted cash	66,000	66,000
Other receivables	218,373	256,015
Prepaid expenses and other	239,015	168,308

Total current assets	5,358,028	5,329,809

Property and equipment, net	137,007	152,603
Goodwill	3,597,408	3,665,199
Indefinite-lived intangible assets	10,127,159	10,318,001
Other assets	98,203	-

Total assets	$19,317,805	$19,465,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761,033	$942,156
Accrued expenses	752,937	1,826,867
Accrued payroll taxes	92,683	84,599
Other current liabilities	42,538	55,266
Loans due to related parties	395,000	681,124

Total current liabilities	2,044,191	3,590,012

Deferred tax liability	3,197,651	3,257,910
Other liabilities	60,729	-

Total liabilities	5,302,571	6,847,922

Commitments and contingent liabilities	-	-

Stockholders’ equity:
Common stock, $0.01 par value; 215,456,000 shares authorized as of September 30, 2014 and December 31, 2013; 146,740,692 and 130,575,516 shares issued as of September 30, 2014 and December 31, 2013, respectively; 136,052,498 and 119,887,322 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	1,467,407	1,305,755
Additional paid in capital	88,268,648	73,999,860
Accumulated deficit	(71,321,438)	(58,306,999)
Accumulated other comprehensive income	881,797	900,254
Treasury stock	(5,281,180)	(5,281,180)

Total stockholders’ equity	14,015,234	12,617,690

Total liabilities and stockholders’ equity	$19,317,805	$19,465,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$1,000,000
Cost of revenue	-	-	-	-

Gross profit	-	-	-	1,000,000

Operating costs and expenses:
Research and development	1,905,234	1,037,798	3,502,805	2,614,714
General and administrative	1,203,126	1,492,176	5,204,541	3,450,103

	3,108,360	2,529,974	8,707,346	6,064,817

Loss from operations	(3,108,360)	(2,529,974)	(8,707,346)	(5,064,817)

Other income (expense):
Loss on disposal of subsidiaries	-	-	(1,069,675)	-
Other income (expense)	(72,877)	(206,546)	(235,484)	(5,191)
Interest income	218	7,743	11,960	27,924
Interest expense	(1,196)	-	(3,569)	(632)

	(73,855)	(198,803)	(1,296,768)	22,101

Loss before income taxes	$(3,182,215)	$(2,728,777)	$(10,004,114)	$(5,042,716)
Income tax	-	-	-	-

Net loss	$(3,182,215)	$(2,728,777)	$(10,004,114)	$(5,042,716)

Other comprehensive income (loss)
Foreign currency translation adjustment	(542,098)	1,022,495	(18,457)	(188,641)

Total comprehensive loss	$(3,724,313)	$(1,706,282)	$(10,022,571)	$(5,231,357)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.04)
Weighted-average shares of common stock outstanding, basic and diluted	136,052,498	119,831,943	134,749,810	119,831,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,004,114)	$(5,042,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,108	34,347
Share-based compensation	678,508	336,275
Loss on disposal of subsidiaries	1,069,675	-
Changes in operating assets and liabilities:
Accounts receivable, prepayments and other receivables	(160,983)	(12,004)
Accounts payable and accrued expenses	(1,186,034)	643,149

Net cash used in operating activities	(9,543,840)	(4,040,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,009)	(14,804)
Disposition of property and equipment	5,487	-
Cash acquired from Acquisition	43,502	-
Cash transferred in connection with Hive Out Agreement	(43,502)	-
Fee paid in connection with Hive Out Agreement	(430,000)	-

Net cash used in investing activities	(470,522)	(14,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000,000	-
Proceeds from exercise of stock options	101,933	-
Payments on loan from related party	(286,124)	-

Net cash provided by financing activities	9,815,809	-

Effect of exchange rate change on cash and cash equivalents	193,707	(153,255)

Net decrease in cash and cash equivalents, excluding restricted cash	(4,846)	(4,209,008)
Cash and cash equivalents at beginning of period	4,839,486	11,136,870

Cash and cash equivalents at end of period	$4,834,640	$6,927,862

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity consideration transferred in the Acquisition	$3,750,000	$-
Repurchase and cancellation of common stock in the Hive Out Agreement	$(3,110,325)	$-

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

With the Company’s relocation to the United States from the United Kingdom, the Company, having historically been a research organization, is now focused on employing United States based drug development expertise leveraging off its 140 issued patents and 90 patent applications to develop a proprietary drug pipeline of next generation products. All the rights over the Company’s patents and licenses are controlled in the United Kingdom.

Going Concern

The Company estimates that as of the date of the filing of this Form 10-Q, the Company has working capital available to fund its current business plan to the middle of the first quarter of 2015. Since its inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has historically relied upon the proceeds of public and non-public financing activities to support the working capital requirements necessary to pursue the on-going research, development and commercialization of its intellectual property and know-how.

During September 2014, the Company entered into a non-exclusive financial advisory and placement agent agreement with an investment bank firm. Through introductions made by that firm and through other sources, the Company has met with and presented its business plan to potential investors for the purpose of raising working capital through a private placement transaction. Based upon the progress of on-going discussions, the Company has a reasonable expectation that it will raise sufficient working capital to meet its obligations over the next twelve months, and therefore has prepared the financial statements on the going concern basis. The Company’s planned capital raise is expected to be through debt (convertible or otherwise), by means of an equity-based instrument, or a combination thereof. The amount of capital the Company will be able to raise in that timeframe will determine to what extent the Company will be able to continue to fund its core programs and related operating costs, and/or accelerate programs as they relate to its preferred level of discretionary spend on pre-clinical developments and clinical trials delivered by external service providers.

While these financial statements have been prepared on a going concern basis, if the Company does not raise additional working capital by the end of 2014, there is no assurance that the Company would be able to continue its operations as now currently planned beyond the middle of the first quarter of 2015 and could raise substantial doubt over the Company’s ability to continue as a going concern. Under such circumstances the Company would first expect to reduce the scale of its pre-clinical programs from the current planned levels, which would likely compel it to reduce general and administrative expenses, defer or cease research and development projects, and delay or cease the purchase of significant clinical research services until it is able to obtain sufficient financing.

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

Certain property and equipment classifications as of December 31, 2013 have been reclassified to conform with the current period presentation.

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic UK and its wholly owned subsidiaries: Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

In accordance with the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”), the consolidated financial statements for the year ended December 31, 2013 of the Company (the accounting acquiree) are a continuation of the financial statements of Xenetic UK (the accounting acquirer), adjusted to retroactively change Xenetic UK’s legal capital to reflect the legal capital of the Company. This adjustment was calculated based upon the share exchange ratio of 56 new shares of Company common stock for every whole 175 shares of Xenetic UK capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company. The legal capital at September 30, 2014 reflects the legal capital of the Company after the Acquisition date and therefore requires no adjustment.

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

In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the Company assesses intangible assets with indefinite lives for impairment using the two-step impairment test at least annually as of October 1, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, the Company’s overall business strategy, and regulatory, market and economic environment and trends. No impairment was recorded during the nine months ended September 30, 2014 or 2013.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. See Footnote 3, Acquisitions, for further information on the goodwill activity related to the Acquisition and the subsequent disposal of subsidiaries. Goodwill is not amortized, but in accordance with ASC 350, the Company assesses goodwill for impairment using the two-step impairment test at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company performs its annual impairment review as of October 1.

In addition, the Company assesses market conditions, industry developments and internal operations to determine if events or changes in the business environment indicate the carrying value of goodwill may not be fully recoverable. No impairment was recorded during the nine months ended September 30, 2014 or 2013.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. The Company periodically reviews the estimated useful lives assigned to property and equipment, and the Company changes its estimates to reflect the results of those reviews. During the first quarter of 2014, the Company completed such a review and, as a result, decreased the estimated useful lives of laboratory and office and computer equipment from four years to three years. Separately, the estimated useful lives of furniture and fixtures and leasehold improvements was increased from four years to five years. The effect of this change in estimate for the three months and nine months ended September 30, 2014 is not material to the Company’s financial position or results of operations.

The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets:

Asset Classification	Estimated Useful Life
Laboratory equipment	3 years
Office and computer equipment	3 years
Leasehold improvements	5 years or the remaining term of the lease, if shorter
Furniture and fixtures	5 years

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

For employee options, the fair value measurement date is generally on the date of grant and the related compensation expense, less expense for expected forfeitures, is recognized on a straight-line basis over the requisite vesting period of the awards. Share-based compensation expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. The Company generally determines the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is subject to re-measurement at each reporting period until the options vest. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Upon exercise, stock options are redeemed for newly issued shares of common stock.

Common stock awards

The Company grants common stock awards to non-employees in exchange for services provided. The Company generally measures the fair value of these awards using the fair value of the services provided as it is a more reliable measure of the fair value of the awards. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based compensation related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

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

Basic and diluted net loss per share are the same for the three-month and nine-month periods ended September 30, 2014 and 2013 as the Company was in a net loss position. Potentially dilutive non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of September 30, 2014 and 2013, 23,069,501 and 26,508,596 potentially dilutive non-participating securities were deemed anti-dilutive, respectively.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on the related footnote disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective approach. Early application is not permitted. The Company is currently evaluating the impact of this new standard on its revenue recognition policy.

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

The fair value of the consideration transferred in the reverse merger was $3.75 million. This was calculated as the number of shares of common stock that Xenetic UK would have had to issue in order for the Company’s shareholders to hold the same equity interest in the combined entity immediately following the acquisition (approximately 9.2%), multiplied by the estimated fair value of the Company’s common stock on the acquisition date (£0.06 per share). The estimated fair value of the Company’s common stock was based on the price of the Company’s stock on the acquisition date, which was actively traded on the Alternative Investments Market of the London Stock Exchange in the United Kingdom. In addition,

Xenetic UK incurred approximately $3 million of transaction costs related to the reverse merger to date. The Company recognized approximately $2.5 million and $0.5 million of transaction costs related to the reverse merger in general and administrative expenses on the condensed consolidated statement of comprehensive loss during the year ended December 31, 2013 and nine months ended September 30, 2014, respectively.

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

The fair values of the acquired assets and liabilities assumed are as follows:

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

The Company recorded this divestiture as a separate transaction from the Acquisition that results in the disposal of two of the Company’s subsidiaries. The Disposed Subsidiaries did not record any operations in the combined entity following the Acquisition before they were disposed and these financial statements do not reflect the historical financial statements of the Disposed Subsidiaries as they were previously owned by the accounting acquiree. Accordingly, there are no balances to be recorded as discontinued operations on the statement of comprehensive loss. As a result of the divestiture of the Disposed Subsidiaries, the Company recorded a loss on disposal of subsidiaries of $1,069,675 during the nine months ended September 30, 2014.

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

The Company’s right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. In connection with this amendment, Baxter SA also made a $10 million equity investment in the Company in exchange for 10,695,187 shares of the Company’s common stock during January 2014.

Through September 30, 2014, the Company and Baxter continued to engage in research and development activities with no resultant commercial products. No amounts were recognized as revenue during the three months ended September 30, 2014 and 2013 or during the nine months ended September 30, 2014. $1 million was received and recognized as revenue during the nine months ended September 30, 2013 related to this collaboration as the Company’s continued performance or future obligations were considered inconsequential or perfunctory.

Baxter is a related party of the Company, with a share ownership of approximately 8.9% and 1.8% of the total issued common stock as of September 30, 2014 and 2013, respectively.

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

SynBio and the Company are each responsible for funding their own company’s research activities. There are no milestone or other research-related payments due under the agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Most recently, similar to the Company’s agreement with Baxter, Serum Institute of India Limited (“Serum Institute”) has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute’s. Upon successful commercialization of any resultant products, the Company is entitled to receive royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories. Through September 30, 2014, the Company and SynBio continued to engage in research and development activities with no resultant commercial products. The Company did not recognize revenue in connection with the Co-Development Agreement during the nine months ended September 30, 2014 and 2013.

SynBio is a related party of the Company, with a share ownership of approximately 40.3% and 45.3% of the total issued common stock as of September 30, 2014 and 2013, respectively.

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

Following the 2011 amendment, Serum Institute retained an exclusive license to use the Company’s PolyXen® technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. The royalty payment schedule based on net revenues on the future commercial sales of PSA-EPO under the DMA was also modified as a result of the 2011 amendment. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the nine months ended September 30, 2014 and 2013. There are no milestone or other research-related payments due under the DMA. Through September 30, 2014, the Company and Serum Institute continued to engage in research and development activities with no resultant commercial products.

Serum Institute is a related party of the Company, with a share ownership of approximately 9.4% and 10.6% of the total issued common stock as of September 30, 2014 and 2013, respectively.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2014	December 31, 2013
Laboratory equipment	$245,450	$1,106,761
Office and computer equipment	192,344	137,974
Leasehold improvements	94,855	69,296
Furniture and fixtures	51,291	52,904
Property and equipment – at cost	583,940	1,366,935
Less accumulated depreciation	(446,933)	(1,214,332)
Property and equipment – net	$137,007	$152,603

Following the closure of the laboratory in London, approximately $885,000 of fully depreciated laboratory equipment was retired. Depreciation expense was $23,254 and $13,169 for the three months ended September 30, 2014 and 2013, respectively, and $55,769 and $40,689 for the nine months ended September 30, 2014 and 2013, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2013	$3,592,073
Foreign currency translation	73,126
Balance as of December 31, 2013	3,665,199
Acquired from acquisitions	4,129,248
Disposed with Hive Out Agreement	(4,129,248)
Foreign currency translation	(67,791)
Balance as of September 30, 2014	$3,597,408

The goodwill acquired from the Acquisition was disposed in connection with the Hive Out Agreement. See Footnote 3, Acquisitions, for further discussion on the Acquisition and the Hive Out Agreement.

Indefinite-Lived Intangible Assets

The Company’s acquired indefinite-lived intangible asset, OncoHist™, is IPR&D relating to the Company’s business combination with SymbioTec. As of October 1, 2013, the date of the Company’s annual impairment review, the fair value of the Company’s indefinite-lived intangible asset balance was $10,559,820. The carrying value of OncoHist™ was $10,127,159 and $10,318,001 as of September 30, 2014 and December 31, 2013, respectively. No impairment was recorded during the three months or nine months ended September 30, 2014 and 2013. The changes in the carrying value reflected herein are solely comprised of the effects of changes in foreign currency.

7.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accrued professional fees	$318,986	$1,106,358
Accrued research costs	204,391	29,682
Accrued payroll and benefits	36,088	99,548
Accrued bonus compensation	-	422,226
Other	193,472	169,053
	$752,937	$1,826,867

8.	Income Taxes

During the three and nine months ended September 30, 2014 and 2013, there was not a provision for income taxes as the Company incurred losses during these periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $13.5 million and $9.5 million as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company recorded unrecognized tax positions of $182,521 and $185,961, respectively, due to a claim for research and development tax credits. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance with no resulting impact on overall income tax expense or the condensed consolidated statements of comprehensive loss.

9.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards and JSOP awards was $246,258 and $123,374 for the three months ended September 30, 2014 and 2013, respectively, and $678,508 and $336,275 for the nine months ended September 30, 2014 and 2013, respectively.

Share-based compensation is classified in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expenses	$155,893	$14,959	$189,986	$52,527
Administrative expenses	90,365	108,415	488,522	283,748
	$246,258	$123,374	$678,508	$336,275

Stock Option Modification

Prior to the Acquisition, the Company had two incentive stock plans, the Lipoxen plc Unapproved Share Option Plan (the “2000 Stock Plan”) and the Xenetic Biosciences plc 2007 Share Option Scheme (the “2007 Stock Plan”). Subsequent to the Acquisition, the 2000 and 2007 Stock Plans were converted to reflect the new shares issued by the Company under the Scheme of Arrangement related to the Acquisition. As part of the conversion, option holders under the 2000 and 2007 Stock Plan have the right to subscribe for a number of shares of common stock in the Company (the “Replacement Option Shares”) in exchange for the cancellation and surrender by the option holder of the original options granted by the 2000 and 2007 Stock Plans. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in pounds sterling of the original options, using a foreign currency exchange rate for pounds sterling into US dollars quoted by Barclays Bank plc at 12 noon Greenwich Mean Time (“GMT”) on January 23, 2014, the date of the Acquisition. The conversion of the options is treated as an option modification. The Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation, and determined the option modification does not result in incremental stock compensation cost that is material to the Company’s results of operations during the three months and nine months ended September 30, 2014.

Stock Options

During the three months and nine months ended September 30, 2014, 100,000 total stock options to purchase shares of common stock were granted under the Xenetic Biosciences, Inc. Equity Incentive Plan. These stock options vested immediately on the grant date and the Company recognized compensation expense of $56,347 related to these grants. During the three months and nine months ended September 30, 2013, an employee was granted 1.92 million stock options to purchase shares of common stock. These shares were subsequently forfeited during the fourth quarter of 2013. Accordingly, any compensation recorded in connection with these options was reversed upon forfeiture. During the nine months ended September 30, 2014, a named executive of the Company exercised 1,984,080 stock options. Cash received from stock option exercise was $101,933. There were no other employee stock option exercises during the nine months ended September 30, 2014 or 2013. The Company recognized compensation expense related to employee stock options of $92,108 and $23,708 during the three months ended September 30, 2014 and 2013, respectively, and $117,007 and $47,624 during the nine months ended September 30, 2014 and 2013, respectively.

Non-Employee Stock Options

No non-employee stock options were granted during the three months or nine months ended September 30, 2014 and 2013 and no non-employee stock options were exercised during the three months or nine months ended September 30, 2014 and 2013. The Company recognized compensation expense related to non-employee stock options of $128,650 and $3,716 during the three months ended September 30, 2014 and 2013, respectively, and $140,096 and $18,270 during the nine months ended September 30, 2014 and 2013, respectively.

Common Stock Awards

The Company granted 37,218 and 81,562 common stock awards during the three months ended September 30, 2014 and 2013, respectively, and granted 104,637 and 187,896 common stock awards during the nine months ended September 30, 2014 and 2013, respectively, in exchange for professional services. As all services were rendered in each respective period, compensation expense related to common stock awards of $25,500 and $25,504 was recognized during the three months ended September 30, 2014 and 2013, respectively, and $76,500 and $61,341 was recognized during the nine months ended September 30, 2014 and 2013, respectively. All common stock awards were authorized but not issued as of September 30, 2014.

Joint Share Ownership Plan

In 2010 and 2012, the Company issued 1,701,913 and 8,986,281 JSOP awards, respectively, to two senior executives under the JSOP. During 2011, the 2010 JSOP awards fully vested under the terms of the JSOP due to a significant change in beneficial ownership of the Company and the related compensation charges were fully recorded during periods prior to 2013 related to this accelerated vesting. During the first quarter of 2014, the 2012 JSOP awards fully vested under the terms of the JSOP due the achievement of specific share price hurdles and the related compensation charges were fully recorded during the first quarter of 2014 related to this accelerated vesting. As of September 30, 2014, all JSOP awards were fully vested.

The total fair value of the 2012 JSOP awards was $853,889 at the date of issuance. The Company recognized $344,905 and $209,040 of compensation costs during the nine months ended September 30, 2014 and 2013, respectively, and $70,446 of compensation costs during the three months ended September 30, 2013 related to the 2012 JSOP awards. No compensation cost related to the 2012 JSOP awards was recognized during the three months ended September 30, 2014.

10.	Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $127,664 as prepaid rent as of September 30, 2014, with $98,203 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $77,147 is outstanding as of September 30, 2014, with $60,729 recorded as a non-current liability. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. In addition, the Company leases office space in London, UK, which is due to expire in March 2017. In September 2014, the Company served notice to the landlord of the office space in London in accordance with the terms of the break clause in the lease. The Company also leased laboratory space in London, UK during 2013, however this lease was terminated in December 2013.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense under the Company’s operating leases was $42,347 and $69,483 for the three months ended September 30, 2014 and 2013, respectively, and $129,577 and $218,223 for the nine months ended September 30, 2014 and 2013, respectively.

11.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, a related party, of which $395,000 and $681,124 was outstanding as of September 30, 2014 and December 31, 2013, respectively. A payment of $286,124 on the outstanding loan was made to SynBio during the three and nine months ended September 30, 2014. The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012, the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed at this point that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. The loan is recorded in “Loans due to related parties” within current liabilities as of September 30, 2014 and December 31, 2013. The loan does not bear interest at the prevailing market rate for instruments with similar characteristics

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The single most pressing factor that could cause actual results to differ materially and adversely is our need to raise additional working capital for the purpose of further developing our various drug candidates. We estimate that we have less than six months of working capital as of November 14, 2014 and our future results could differ materially and adversely if we are unable to raise additional working capital.

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

Board of Directors

We have appointed several experienced public company and industry experts to our Board. We have appointed a chairman, Mark Leuchtenberger, who has served as the CEO of two NASDAQ listed companies including a senior role at Biogen Idec, Inc. and Chairman of the Massachusetts Biotechnology Council. We have appointed a financial expert, Darlene Deptula-Hicks, to chair the audit committee. Ms. Deptula-Hicks is a Chief Financial Officer and has chaired the audit committees of several privately owned as well as US exchange traded companies. We have also appointed an industry expert, Dr. Timothy Coté, who was instrumental in implementing the Orphan Drug Act and led the US Food and Drug Administration (“FDA”) Office of Orphan Products Development from 2007 to 2011.

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

Reliance on Principal Customer

Since August 2005, Baxter has been a principal customer of the Company, accounting for the substantial portion of the Company’s revenue, through up-front payments and fee for services in prior years. In both current periods presented, there were no revenues earned under the existing Baxter arrangements. During the nine months ended September 30, 2013, the Company received and recognized $1 million in revenue related to Baxter arrangements as the Company’s continued performance or future obligations were considered inconsequential or perfunctory.

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

Based upon our analysis of data from the AML trial performed in the Russian Federation, and data developed in Germany at Saarland University, the Company has determined to commence pre-clinical animal studies which are underway in the US in support of a planned phase 1/IIa IND filing with the FDA in the first half of 2015.

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

RESULTS OF OPERATIONS

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2014 to the fiscal quarter ended September 30, 2013 is set forth below:

Description	Quarter Ended September 30, 2014	Quarter Ended September 30, 2013	Increase (Decrease)	Percentage Change
Revenue	$-	$-	$-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating costs and expenses:
Research and development	1,905,234	1,037,798	867,436	83.6%
General and administrative	1,203,126	1,492,176	(289,050)	19.4%
Loss from operations	(3,108,360)	(2,529,974)	578,386	22.9%
Loss on disposal of subsidiaries	-	-	-
Other income (expense)	(72,877)	(206,546)	133,669	64.7%
Interest income	218	7,743	(7,525)	97.2%
Interest (expense)	(1,196)	-	(1,196)	100.0%
	(73,855)	(198,803)	124,948	62.9%

Net loss	$(3,182,215)	$(2,728,777)	$(453,438)	16.6%

Revenue

No revenue was recognized during the three months ended September 30, 2014 and 2013.

Cost of Revenue

The Company incurred no cost of revenue for the quarters ended September 30, 2014 and 2013.

Research and Development

The Company engages in independent research and development (“R&D”) in connection with its various technologies.

The total R&D spend by subsidiary location for the quarters ended September 30, 2014 and 2013 is set forth in the table below:

	Quarter ended,
Subsidiary Location	September 30, 2014	September 30, 2013
United States	$1,300,778	$133,677
United Kingdom	604,456	904,121
Germany	-	-
Total research and development expense	$1,905,234	$1,037,798

Overall, our corporate R&D expenses for the quarter ended September 30, 2014 increased by approximately $867,436, or 84% to $1,905,234 from $1,037,798 in the comparable quarter in 2013. As reflected in the above table, the location of research activities is being migrated into the United States, under the overall authority, direction and control of Lipoxen Technologies Limited (“Lipoxen”). As reflected in the table, the US-based subsidiary research expenditures are up approximately 873% while UK-based subsidiary research expenditures are down approximately 33%. This is consistent with the opening of a US-based lab and closing down the UK-based lab in the fourth quarter of 2013. The September 30, 2014 UK-based R&D expense is comprised principally of approximately $108,000 in remaining UK-based salaries and wages and approximately $323,000 in payments to Contract Research Organizations (“CRO”) while the US-based R&D for the same period is comprised principally of approximately $100,000 in salaries and wages, $852,000 in payments to other external service providers, $232,000 in payments to Contract Manufacturer Organizations (“CMO”), and approximately $38,000 in rents, utilities and maintenance.

The September 30, 2013 UK-based R&D expense is comprised principally of approximately $151,000 in salaries and wages, $542,000 in payments to CRO’s, and approximately $60,000 in rent expense while the US-based R&D expense for the same period is comprised principally of $115,000 of salaries and wages and approximately $12,000 of stock-based compensation and other benefits.

The US-based expenditures include expenditures paid to CRO’s, where the underlying research is being supervised in the US under the overall authority, direction and control of Lipoxen.

No R&D expenditures were incurred in Germany during the three months ended September 30, 2014 or 2013 as the location of research activities is being moved out of Germany as part of the Company’s plans subsequent to the acquisition of SymbioTec GmbH in 2012.

The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended September 30, 2014 and 2013:

	Quarter ended,
Category of Expense	September 30, 2014	September 30, 2013
Outside services, Contract Research and Manufacturer Organizations	$1,449,913	$551,037
Salaries and wages	207,801	266,201
Share-based compensation expense	155,892	14,959
Rent	22,645	62,643
Lab consumables	-	84,980
Other	68,983	57,978
Total research and development expense	$1,905,234	$1,037,798

Research and Development by Subsidiary Location

During the second half of 2013, we began the process of relocating our R&D laboratory facilities to the US, leading to a gradual reduction in salaries and wages, rent expenses and non-program specific related costs incurred in the UK, with a corresponding increase in costs incurred in the US. As reflected in the above table, there is a trend towards the use of increased outside services and CRO’s over in-house staffing.

Research and Development by Category of Expense

Outside Services, CRO and CMO Costs

This item is substantially related to CRO, CMO and consultant costs, approximately $1,449,913 and $551,037 for the quarters ended September 30, 2014 and 2013, respectively, incurred in connection with preclinical work being performed related to the Company’s OncoHist™ AML program and the Company’s PSA-EPO ErepoXen® human clinical trials being conducted in Australia under the supervision of the US-based subsidiary. This period over period fluctuation in this expense category primarily relates to the planned increase in the current period of pre-clinical development activities related to the progression of the OncoHist™ AML program, partially offset by expected decreases in PSA EPO human clinical trials. PSA-EPO costs vary normally from quarter to quarter depending on the progress of the trials and number of patient enrolled in the study.

Salaries and Wages

In aggregate, salaries and wages reflect a decrease of approximately 22%, which is related to the reduction of the UK-based research personnel by the end of 2013 without a corresponding proportionate increase in US-based research personnel through September 30, 2014. Along with the reduced salaries and wages, the relocation of our R&D laboratory facilities has resulted in a shift in the subsidiary location in which the expense is incurred.

Rent

During the quarter ended September 30, 2013, the Company operated from two sites in London, a laboratory facility, which has since been closed, and a general and administrative office. As of December 31, 2013 the London laboratory facility was completely closed down with its equipment being sold, disposed or transferred to the US-based laboratory. For the quarter ended September 30, 2014, the Company incurred no R&D rent in London and a full quarter of R&D rent in the US resulting in overall lower rent expenses compared to the quarter ended September 30, 2013. In September 2014, the Company served notice to the landlord of the general and administrative office in London in accordance with the terms of the break clause in the lease, with a termination date of March 20, 2015.

Lab Consumables

The decrease in lab consumables expense is correlative to progressively engaging outside services, CRO’s and CMO’s to perform R&D activities over in-house staffing and the Company’s US-based lab during the quarter ended September 30, 2014 as compared to the comparable period in 2013.

Other

The change in other expense results from the net aggregate change of all other miscellaneous R&D costs.

General and Administrative

General and administrative expenses decreased by approximately $289,000, or 19% for the quarter ended September 30, 2014 to $1.20 million from $1.49 million in the comparable quarter in 2013. The most significant drivers of the change were decreases of approximately $314,000 in contractors and consultant fees, $110,000 in legal fees and $20,000 in accounting fees incurred during the quarter ended September 30, 2014 primarily associated with the Company’s strategic decision to move from a UK-based, London AIM quoted organization, to a US-based, publicly traded company, as described in the “Significant Transactions and Recent Developments” section of Management’s Discussion and Analysis. There were no costs associated with this strategic decision during the comparable quarter in 2013. These increases were offset in part by increases of approximately $42,000 in directors and officers insurance fees, $30,000 in investor relations expenses, $30,000 in general repairs and maintenance and $23,000 in payroll processing fees.

Other Income (Expense)

Other income increased by $133,669, or approximately 64%, from an expense of $206,546 to an expense of $72,877 in connection with foreign currency exchange gains and losses.

Interest Income

Interest income decreased by $7,525, or approximately 97%, to $218 for the quarter ended September 30, 2014 from $7,743 in the comparable quarter in 2013. The decrease is related to decreases in average cash balances maintained in interest bearing accounts.

Interest Expense

Interest expense increased by $1,196 for the quarter ended September 30, 2014 from $0 in the comparable quarter in 2013. The interest expense is related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014.

The comparison of our historical results of operations for the nine months ended September 30, 2014 to the nine months ended September 30, 2013 is set forth below:

Description	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase (Decrease)	Percentage Change
Revenue	$-	$1,000,000	$(1,000,000)	100.0%
Cost of revenue	-	-	-	-
Gross profit	-	1,000,000	(1,000,000)	100.0%
Operating costs and expenses:
Research and development	3,502,805	2,614,714	888,091	34.0%
General and administrative	5,204,541	3,450,103	1,754,438	50.9%
Loss from operations	(8,707,346)	(5,064,817)	(3,642,529)	71.9%
Loss on disposal of subsidiaries	(1,069,675)	-	(1,069,675)	100.0%
Other income (expense)	(235,484)	(5,191)	(230,293)	4436.4%
Interest income	11,960	27,924	(15,964)	57.2%
Interest expense	(3,569)	(632)	(2,937)	464.7%
	(1,296,768)	22,101	(1,318,869)	5967.5%

Net loss	$(10,004,114)	$(5,042,716)	$(4,961,398)	98.4%

Revenue

Revenue decreased to $0 for the nine months ended September 30, 2014 from $1,000,000 in the nine months ended September 30, 2013. Revenue for the nine months ended September 30, 2013 is comprised of a single transaction consisting of an upfront non-refundable license fee in the amount of $1 million received from Baxter. This amount was recognized in revenue during the period received as the Company’s continued performance or future obligations were considered inconsequential or perfunctory. We did not record any revenue during the nine months ended September 30, 2014.

Cost of Revenue

The Company incurred no cost of revenue for the nine months ended September 30, 2014 and September 30, 2013.

Research and Development

The Company engages in independent R&D in connection with its various technologies.

The total R&D spend by subsidiary location for the nine months ended September 30, 2014 and 2013 is set forth in the table below:

	Nine months ended,
Subsidiary Location	September 30, 2014	September 30, 2013
United States	$2,226,574	$278,370
United Kingdom	1,275,167	2,328,276
Germany	1,064	8,068
Total research and development expense	$3,502,805	$2,614,714

Overall, corporate R&D expenses for the nine months ended September 30, 2014 increased by approximately $888,000, or 34% to $3,502,805 from $2,614,714 in the nine months ended September 30, 2013. However, as reflected in the above table, the trend in expenditures is away from the UK and into the US. US-based expenditures increased 700% while UK-based expenses decreased by approximately 45%. This is consistent with the opening of a US-based lab and closing down the UK-based lab in the fourth quarter of 2013. The US-based expenditures include expenditures paid to CRO’s where the underlying research is being supervised in the US under the overall authority, direction and control of Lipoxen.

The table below sets forth the R&D costs incurred by the Company, by category of expense, for the nine months ended September 30, 2014 and 2013:

	Nine months ended,
Category of Expense	September 30, 2014	September 30, 2013
Outside services, Contract Research and Manufacturer Organizations	$2,452,259	$1,284,994
Salaries and wages	487,934	813,925
Share-based compensation expense	186,886	51,636
Rent	54,851	188,617
Lab consumables	19,966	120,116
Other	300,909	155,426
Total research and development expense	$3,502,805	$2,614,714

Research and Development by Subsidiary Location

During 2013 we began the process of transitioning our R&D laboratory facilities to the US, leading to a reduction in salaries and wages, rent expenses and non-program specific related costs incurred in the UK, with a corresponding increase in costs incurred in the US.

Research and Development by Category of Expense

Outside Services, CRO and CMO Costs

This item is substantially related to CRO, CMO and consultant costs, approximately $2,452,259 and $1,284,994 for nine months ended September 30, 2014 and 2013, respectively, incurred in connection with preclinical work being performed related to the Company’s OncoHist™ AML program and the Company’s PSA-EPO ErepoXen® human clinical trials being conducted in Australia under the supervision of the US-based subsidiary. This period over period fluctuation in this expense category primarily relates to the planned increase in the current period of pre-clinical development activities related to the progression of the OncoHist™ AML program, partially offset by expected decreases in PSA-EPO human clinical trials. PSA-EPO costs vary normally from quarter to quarter depending on the progress of the trials and number of patient enrolled in the study.

Salaries and Wages

In aggregate, salaries and wages reflect a decrease of approximately 40%, which is related to the reduction of the UK-based research personnel by the end of 2013 without a corresponding proportionate increase in US-based research personnel during the first nine months of 2014. Along with the reduced salaries and wages, the relocation of our R&D laboratory facilities has resulted in a shift in the subsidiary location in which the expense is incurred.

Rent

During the nine months ended September 30, 2013, the Company operated from two sites in London, a laboratory facility, which has since been closed, and a general and administrative office. As of December 31, 2013 the London laboratory facility was completely closed down with its equipment being sold, disposed or transferred to the US-based laboratory. For the nine months ended September 30, 2014, the Company incurred no R&D rent in London and nine months of R&D rent in the US resulting in overall lower rent expenses compared to the nine months ended September 30, 2013. In September 2014, the Company served notice to the landlord of the general and administrative office in London in accordance with the terms of the break clause in the lease, with a termination date of March 20, 2015.

Lab Consumables

The decrease in lab consumables expense is correlative to progressively engaging outside services, CRO’s and CMO’s to perform R&D activities over in-house staffing and the Company’s US-based lab during the nine months ended September 30, 2014 as compared to the comparable period in 2013.

Other

The increase in other expense results from the net aggregate change of all other miscellaneous R&D costs, including approximately $49,000 in computer equipment, support and software, approximately $22,000 in depreciation, approximately $15,000 in travel and lodging, approximately $11,000 in repairs and maintenance, a one-time $30,000 staff recruiting charge and a net of approximately $18,000 in other general R&D expenses.

General and Administrative

General and administrative expenses increased by approximately $1.75 million, or 50.9%, for the nine months ended September 30, 2014 to $5.20 million from $3.45 million in the comparable nine months in 2013. The most significant drivers of the change were increases of approximately $631,000 in accounting and tax professional fees, $430,000 in legal fees, $277,000 in salaries, wages, employee fringe benefits and related taxes, $142,000 in investor relations fees, $113,000 in corporate insurances, $99,000 in regulatory fees, $88,000 in general travel and lodging expenses, incurred during the nine months ended September 30, 2014, net by a decrease of approximately $377,000 in contractors and consultant costs. These costs were associated with the Company’s strategic decision to move from a UK-based, London AIM quoted, organization, to a US-based, publicly traded company. There were fewer costs associated with this strategic decision during the comparable nine months in 2013. Charges for salaries included in general and administrative expenses increased for the nine months ended September 30, 2014 over the nine months ended September 30, 2013 due to the hiring of additional general and administrative staff at the Company’s Lexington, MA location and charges related to the severance payments of several UK-based employees. In addition, charges for share-based compensation included in general and administrative expenses increased approximately $192,000 for the nine months ended September 30, 2014 over the nine months ended September 30, 2013, which is primarily related to the accelerated vesting of the 2012 Joint Share Ownership Plan awards in the first quarter of 2014.

Loss on Disposal of Subsidiaries

The loss on disposal of subsidiaries in the amount of $1,069,675 for the nine months ended September 30, 2014 arose in connection with the Hive Out Agreement in January 2014. Pursuant to the Hive Out Agreement the Company received ten million outstanding shares of its common stock in exchange for 100% of the outstanding common stock of the subsidiaries and cash in the amount of $430,000. The nine months ended September 30, 2013 had no comparable transaction. The Company does not currently intend to dispose of any other subsidiaries in the near future.

Interest Income

Interest income decreased by $15,964, or approximately 57.2%, to $11,960 for the nine months ended September 30, 2014 from $27,924 during the nine months ended September 30, 2013. The decrease is related to decreases in average cash balances maintained in interest bearing accounts.

Interest Expense

Interest expense increased by $2,937 for the nine months ended September 30, 2014 to $3,569 from $632 during the nine months ended September 30, 2013. The increase in interest expense is related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014.

Liquidity and Capital Resources

We estimate that as of the date of the filing of this Form 10-Q we have working capital available to fund our current business plan to the middle of the first quarter of 2015. Our ability to execute on our business plan, including maintaining our current level of basic operations and the continuation and/or acceleration of our drug development programs, is dependent on our ability to raise additional working capital, through debt (convertible or otherwise), by means of an equity-based instrument, or a combination thereof.

As a result of current spending levels and, given the available working capital as of the date of the filing of this Form 10-Q, a continuation on planned programs will cause the Company to have consumed its current working capital during the middle of the first quarter of 2015. However, the Company believes that it is in the best interests of its shareholders to continue its expenditure plans and therefore every effort is being made to raise the capital necessary to proceed as currently planned.

During September 2014, the Company entered into a non-exclusive financial advisory and placement agent agreement with an investment bank firm. Through introductions made by that firm and through other sources, the Company has met with and presented its business plan to potential investors for the purpose of raising working capital through a private placement transaction. Based upon the progress of ongoing discussions, the Company has a reasonable expectation that it will raise sufficient working capital to meet its obligations over the next twelve months, and therefore, has prepared the financial statements on the going concern basis.

Although we are optimistic about our ability to raise additional working capital, we do not presently have any commitments. There can be no assurance at this time that we will be successful in doing so, or that, if we are successful, we will be able to do so on commercially reasonable terms. If we are unsuccessful in raising capital, our development plans for our drug candidates and our shareholder value will be adversely affected. Under such circumstances, the Company would first expect to reduce the scale of its pre-clinical programs from the currently planned levels, which would likely compel it to reduce general and administrative expenses, defer or cease research and development projects, and delay or cease the purchase of significant clinical research services until it is able to obtain sufficient financing.

At September 30, 2014 and December 31, 2013 we had working capital of approximately $3.3 million and $1.7 million, respectively. At September 30, 2014 we had approximately $4.8 million in cash and $2.0 million in total current liabilities. As of December 31, 2013 we had cash and current liabilities of $4.8 million and $3.6 million, respectively. Our working capital decreased during the nine months ended September 30, 2014 from our net loss of approximately $10.0 million and cash used in operating activities of approximately $9.5 million that includes significant costs incurred in connection with the Acquisition and the relocation of the Company’s laboratory facilities to the US. Working capital was increased from the sale of our common stock to Baxter Healthcare SA resulting in net proceeds of $10 million in January 2014. Please refer to Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q for further information about this sale of our common stock.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2014 totaled approximately $9.5 million, which includes a net loss of approximately $10.0 million, partially offset by $1.7 million in non-cash charges for share-based compensation and loss on disposal of subsidiaries and reduced by approximately $1.4 million in net increase in account receivable and reductions in accounts payable and accrued expenses. The $9.5 million includes cash expenses of approximately $1.8 million in salaries, wages, employee fringe benefits and related taxes, including scientific staff, $1.9 million in professional consultants, $1.2 million in program-specific clinical development costs, $944,000 in legal fees, $881,000 in accounting and tax consultants, $550,000 in regulatory, investor relations and travel expenses and $154,000 in corporate insurance.

Cash flows used in operating activities for the nine months ended September 30, 2013 totaled approximately $4.0 million, which includes a net loss of approximately $5.0 million, partially offset by approximately $371,000 in non-cash charges and also by approximately $631,000 net decrease in accounts received and increases in accounts payable and accrued expenses. The $4.0 million includes cash expenses of approximately $1.9 million in salaries, wages, employee fringe benefits and related taxes, including scientific staff, $1.0 million in professional consultants, $1.2 million in program-specific clinical development costs, $526,000 in legal fees, $250,000 in accounting and tax consultants, $184,000 in regulatory, investor relations costs and travel expenses and $41,000 in corporate insurance.

We expect our 2014 cash used in operating activities to be higher than comparable periods in 2013 predominantly as a result of planned increased spending on R&D activities including outside services, CRO’s and CMO’s. Since there are no milestone receipts expected to fall due during 2014, we do not expect any significant cash sources to be derived from revenues in 2014.

Cash Flows from Investing Activities

Cash flows used in investing activities included $430,000, net, paid out in connection with the Hive Out Agreement for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

For the nine months ended September 30, 2014, we raised $10 million in financing activities from the sale of approximately 10.7 million shares of common stock to Baxter Healthcare SA. We also raised approximately $102,000 from proceeds in connection with the exercise of approximately 1.98 million stock options by our Chief Executive Officer in January 2014. These proceeds were net by a payment of approximately $286,000 on a related party loan. There were no cash flows from financing activities in the nine month period ended September 30, 2013.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has two facility lease obligations and written employment agreements with three key employees.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on the related footnote disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this new standard.

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

Our total current assets, cash and working capital were approximately $5.4, $4.8 and $3.3 million, respectively, at September 30, 2014. We estimate that we have enough cash on hand to fund our current business plan to the middle of the first quarter of 2015. We will need to raise additional working capital either through equity or debt or a combination of equity and debt during 2014 to continue our current business plan.

Our recurring operating losses and past liquidity issues raise substantial doubt about our ability to continue as a going concern beyond the middle of the first quarter of 2015. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, our ability to generate sufficient cash from operations and financing sources to meet our obligations. There can be no assurance that we will be able to generate positive cash flows from operations. Further, there can be no assurance that we will be able to obtain additional financing or that, even if we do obtain additional financing, it will be on terms that allow us to continue to fund our current business plan.

While these financial statements have been prepared on a going concern basis, if the Company does not raise additional working capital by the end of 2014, there is no assurance that the Company would be able to continue its operations as now currently planned beyond the middle of the first quarter of 2015 and could ultimately limit the Company’s ability to continue as a going concern. If we are unsuccessful in raising capital, our development plans for our drug candidates and our shareholder value will be adversely affected. Under such circumstances, the Company would first expect to reduce the scale of its pre-clinical programs from the currently planned levels, which would likely compel it to reduce general and administrative expenses, defer or cease research and development projects, and delay or cease the purchase of significant clinical research services until it is able to obtain sufficient financing, if ever.

Concern about our ability to fund our base business plan beyond the middle of the first quarter of 2015 could adversely affect our ability to attract and retain key employees and to attract and retain key collaboration partners and as such could adversely affect our business and adversely impact the price of our stock. Our ability to meet future obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

XENETIC BIOSCIENCES, INC.

November 14, 2014	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1 *	Certification of Michael Scott Maguire, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Colin W. Hill, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *

XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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