Form 10-K/A
period 2013-12-31
Xenetic Biosciences, Inc.
filed 2015-02-18
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 2

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐¨    No  ☒

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K” as further amended in Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to adjust the redactions previously included on Exhibits 10.1 through 10.4, Exhibits 10.08 through 10.21, and Exhibit 10.23 .

Except as described above, there have been no other changes to the Annual Report filed on Form 10-K filed with the SEC on April 15, 2014 and Amendment No. 1 filed with the SEC on April 30, 2014. This Form 10-K/A does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Form 10-K was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

February 18, 2015	By:	/s/ Michael Scott Maguire
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 18th day of February, 2015.

Signature	Title(s)

/s/ Michael Scott Maguire
Michael Scott Maguire	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Colin William Hill
Colin William Hill	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Firdaus Jal Dastoor FCS
Firdaus Jal Dastoor FCS	Director

/s/ Artur Isaev
Artur Isaev	Director

/s/ Dr. Timothy R. Coté
Dr. Timothy R. Coté	Director

/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks	Director

/s/ Mark Leuchtenberger
Mark Leuchtenberger	Director

/s/ Roman Knyazev
Roman Knyazev	Director

3

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Bylaws (1)
9.1	Scheme of Arrangement (including the Equivalent Document) (4)
9.2	Announcement of Recommended Offer for shares of Xenetic Biosciences plc (5)
9.3	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (6)
10.1 *	Employment Agreement, dated November 3, 2009, between Lipoxen plc and Michael Scott Maguire **
10.2 *	Employment Agreement, dated July 2, 2007, between Lipoxen plc and Colin W. Hill **
10.3 *	Form of Lease for Ledgemont Research Center, Lexington, Massachusetts dated August 1, 2013 between One Ledgemont LLC and Xenetic Bioscience, Incorporated
10.4 *	Form of Lease relating to 3rd Floor Rear, Greener House, 68 Haymarket, London SW1 dated March 20, 2012 between Her Majesty the Queen, The Crown Estate Commissioners and Xenetic Biosciences plc
10.5	Form of Rules of the Lipoxen plc Unapproved Share Option Plan dated July 18, 2000 (as amended by a resolution of the board of directors of Lipoxen plc passed on March 14, 2006) (7)
10.6	Form of Xenetic Biosciences plc 2007 Share Option Scheme and US Addendum (as established in 2007 and by resolution of shareholders in 2010 and awarded by board resolution in 2012) (7)
10.7	Form of Xenetic Biosciences, Inc. Equity Incentive Plan, effective January 23, 2014 (7)
10.8 *	Stock Purchase Agreement, dated January 29, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA
10.9 *	Stock Purchase Agreement Amendment, dated February 14, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA
10.10 *	Exclusive Research, Development and License Agreement, dated August 15, 2005, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.11 *	Letter Agreement, dated December 11, 2006, between Lipoxen Technologies Ltd, Baxter Healthcare SA and Baxter Healthcare Corporation and Serum Institute of India Limited
10.12 *	Amendment to the Exclusive Research, Development and License Agreement, dated December 13, 2006, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.13 *	Second Amendment to the Exclusive Research, Development and License Agreement, dated May 28, 2009, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.14 *	Amendment Number Four to the Exclusive Research, Development and License Agreement, dated August 10, 2010, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.15 *	Amendment Number Five to the Exclusive Research, Development and License Agreement, dated September 15, 2010, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.16 *	Form of Sixth Amendment to the Exclusive Research, Development and License Agreement, dated January 29, 2014, between Lipoxen Technologies Ltd and Baxter Healthcare SA and Baxter Healthcare Corporation
10.17	Novotech Master Clinical Research Services Agreement, dated February 6, 2013 (7)
10.18 *	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc and SynBio LLC
10.19 *	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc
10.20 *	Collaboration, License and Development Agreement, dated November 11, 2009, between OJSC Pharmsynthez and Lipoxen Technologies Ltd
10.21 *	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited
10.22	Director Appointment Agreement, dated January 23, 2014, between SynBio LLC and Xenetic Biosciences, Inc. (7)
10.23 *	Form of Employment Agreement, dated April 30, 2012, between Xenetic Bioscience, Incorporated and Dr. Henry Hoppe IV.
31.1 *	Certification of Michael Scott Maguire, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Colin W. Hill, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement on Form S-1 filed November 21, 2011
(2)	Incorporated by reference to Current Report on Form 8-K filed February 12, 2013
(3)	Incorporated by reference to Current Report on Form 8-K filed February 27, 2013
(4)	Incorporated by reference to Current Report on Form 8-K filed November 25, 2013
(5)	Incorporated by reference to Current Report on Form 8-K filed November 13, 2013
(6)	Incorporated by reference to Annual Report on Form 10-K filed November 27, 2013
(7)	Incorporated by reference to Annual Report on Form 10-K filed April 15, 2014
*	Exhibit filed with this report
**	Management contract or compensatory plan

4