Form 10-K
period 2014-12-31
Xenetic Biosciences, Inc.
filed 2015-04-15
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2014

[_]	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 333-178082

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)
99 Hayden Ave, Suite 230 Lexington, Massachusetts 02421 (Address of principal executive offices and zip code) 781-778-7720 (Registrant’s telephone number, including area code)
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days): Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [_] No [X]

The approximate aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter June 30, 2014 (based upon the shares of common stock at the closing sale price of the registrant’s common stock listed as reported on the OTC Bulletin Board), was approximately $35,361,000. Note, however, that this was prior to the Acquisition described herein.

As of April 10, 2015 the number of outstanding shares of the registrant’s common stock was 149,985,476.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A or a Form 10-K/A, not later than 120 days after the close of the fiscal year ended December 31, 2014. Portions of such proxy statement or Form 10-K/A are incorporated by reference into Part III of this Annual Report on Form 10-K.

XENETIC BIOSCIENCES, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

In some cases, these statements may be identified by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

The Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

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

2014 Developments

Acquisition

On January 23, 2014, the Company consummated an acquisition pursuant to a written plan of reorganization, in which we merged with Xenetic Biosciences (UK) Limited (formerly Xenetic Biosciences plc) (“Xenetic UK”), a company incorporated in England and Wales under the Companies Act of 1985, such that Xenetic UK became a wholly owned subsidiary of the Company (the “Acquisition”). Upon completion of the Acquisition, we acquired all issued and outstanding shares of capital stock of Xenetic UK. As a result, 132,545,504 shares of our common stock were newly issued and, immediately following the Acquisition, there were 136,045,504 shares of common stock issued and outstanding. At that time, because former Xenetic UK shareholders owned approximately 97% of the combined company on a fully diluted basis and all members of the combined company’s executive management were from Xenetic UK, Xenetic UK was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Prior to the Acquisition, the Company changed its name from General Sales and Leasing, Inc. to Xenetic Biosciences, Inc. As used in these consolidated financial statements, unless otherwise indicated, all references herein to “Xenetic”, the “Company”, “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

Stock Purchase Agreement

On January 29, 2014 the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Baxter Healthcare SA (“Baxter SA”), pursuant to which the Company sold to Baxter SA 10,695,187 shares of the Company’s common stock, par value $0.01 per share, (the “Shares”) for $10 million (the “Purchase Price”) at a price of $0.935 per share yielding a market cap of approximately $140 million.

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

Overview of Business

The Company, carrying on business in a single operating segment, is a clinical stage biopharmaceutical company that is focused on the research and development of certain pharmaceutical products for use in humans that incorporate the use of its patented and proprietary platform technologies that we believe will enable the creation of novel and next generation drug therapies primarily for orphan indications.

We hold over 147 US and international patents issued, more than 90 patents pending and other proprietary rights to three distinct platform technologies that are designed to treat a variety of indications with potential use advantages over competing products.

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

All of the Company’s drug candidates are in the development stage and none has yet received regulatory approval for marketing in the U.S. by the U.S. Food and Drug Administration (the “FDA”) or by any applicable agencies in other countries.

First formed in 1997 as a spin out from University College London School of Pharmacy, our laboratories were based in London, England, until the end of 2013. In January 2014, the Company completed the relocation of its research base from England to the U.S. The Company made its first move towards the U.S. when, in early 2013, it committed to set up a Drug Development Centre of Excellence in the Boston area, a decision that resulted in the physical relocation of its scientific level of effort to its newly opened laboratory in Lexington, Massachusetts. The next pivotal stage of corporate strategy was also concluded in January 2014 when the Company completed a listing in the US on the OTC markets that resulted in its present operations as a clinical stage biopharmaceutical business. The Company believes that it will be better able to attract and retain qualified scientific researchers and other staff in its new Lexington location due to the Boston area having a wealth of talent in orphan drug development and market launch expertise.

Our Business Strategy

The Company intends to advance the clinical development of its drug candidates through a combination of conducting its own in-house research and through the use of the outside services of contract manufacturing and research organizations. The OncoHist™ drug candidate for AML has been granted orphan drug designation by the FDA and European Medicines Agency (“EMA”). The Company expects to seek further orphan drug designations relating to this novel potential cancer therapeutic over the next twelve months, working in concert with the Dana Farber Cancer Institute. The advancement of its drug candidates is dependent, in part, on several important co-development collaborations and strategic arrangements. Together with its collaborative partners, Baxter Healthcare SA and Baxter Healthcare Corporation (together referred to as “Baxter”), a shareholder in the Company, SynBio LLC (“SynBio”), a Russian pharmaceutical company and significant shareholder in the Company, OJSC (“Open Joint Stock Company”) Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company and related party to SynBio and Serum Institute of India Limited (“Serum Institute”), one of India’s largest biotech companies and a shareholder in the Company, the Company is focused on developing its pipeline of next generation bio-therapeutics and novel orphan drugs in oncology based on the Company’s PolyXen®, OncoHist™ and ImuXen® technology platforms.

As part of the Company’s strategy, it out-licensed the rights to twelve drug candidates for research, development and commercialization within certain defined territories including the Russian Federation and Commonwealth of Independent States (“CIS”), with respect to SynBio and Pharmsynthez, and India, with respect to Serum Institute. SynBio, Pharmsynthez and Serum Institute are responsible for funding the research, development and commercialization of each drug candidate in those territories at their own expense. The out-license agreements contain provisions that allow the Company access to all underlying research materials and to receive royalties related to any of these drug candidates that may be approved and marketed in those territories. The Company utilizes its access to that data to determine which of those twelve drug candidates it believes are worthwhile to pursue for research, development and commercialization in the US and elsewhere.

The Company’s strategy is to develop its orphan drug candidates through to regulatory approval. The Company then plans to commercialize those orphan drug candidates. Non-orphan drug candidates vested in its pipeline via its collaborations include ErepoXen®; polysialylated oxyntomodulin, for diabetes and obesity; and a Multiple Sclerosis vaccine candidate, MyeloXen™. The Company intends to develop these candidates to a stage that will enable it to seek profitable out-licensing arrangements with major pharmaceutical companies for further development and eventual commercialization, in exchange for milestone payments and royalties from product sales. Its collaborative out-licensing agreements relating to the platforms are an integral part of its early-stage strategy.

Even with regard to its strategy of current and planned future co-development collaborations and out-licensing, the Company must raise additional capital in order to develop its drug candidates to the point of commercialization. The Company’s management will regularly make evaluations in concert with the Company’s Board of Directors as to when to seek additional capital through various financing structures for the purpose of pursuing its business strategy. Although the Company is optimistic, there can be no assurance that it will be successful in raising additional working capital in the future. If not successful, the Company’s business could be adversely affected.

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

The current standard for certain biologic delivery agents is Polyethylene Glycol (“PEG”) which is attached similarly to therapeutics. The mode of action between PSA and PEG is similar, increasing the apparent size of the molecule and thereby increasing the circulating time of the drug in the blood. PEGylation is a proven technology that can offer advantages in terms of pharmacokinetics and pharmacodynamics for therapeutics over non-modified, first generation molecules. There are a number of PEG-modified molecules on the market, in clinical trials and under development. However, PEGylation is considered to have limitations, such as non-biodegradability and, at high doses, may thereby result in intra-cellular accumulation, potentially leading to vacuole formation in the cells. In contrast, because PSA is a chain of sialic acids, which are natural constituents of the human body, it is biodegradable into individual sialic acid units. In addition, PEG in many cases has been shown to be immunogenic when coupled to proteins and can activate the complement system. PEG has also demonstrated limitations on a few select molecules. PSA has to date been shown to be non-immunogenic. We believe PSA may provide the advantages of PEG without many of its disadvantages, offering a potential advance over PEG molecules.

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

OncoHist™’s potency and potential to inhibit growth of cells from various histological origins were confirmed through in-vitro testing against the US National Cancer Institute 60 (“NCI-60”). OncoHist™ was awarded orphan drug designation (Orphan Medicinal Product Designation (“OMPD”)) for treatment of AML by the European Commission in December 2007 and by the FDA in October 2008. OncoHist™ was awarded an additional OMPD status for Acute Lymphocytic Leukemia (“ALL”) by the EMA.

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

A clinical safety trial with a planned 120 AML patients was in progress and being performed by SynBio in clinical centers in the Russian Federation. The aim of this trial was to examine the potential benefits of OncoHist™ in combination with standard HAM chemotherapy: high dose cytarabine with mitoxantrone. During execution of the SynBio AML trial the Russian Ministry of Health issued changes in their standard of care for treating AML patients. High dose cytarabine chemotherapy was determined to offer no benefits in terms of efficacy as compared to lower dose therapy and was discontinued. The study was stopped and the study report is now in progress.

Based upon our analysis of data from the preliminary AML trial performed by SynBio in the Russian Federation, and data developed in Germany at Saarland University, the Company has undertaken pre-clinical development and IND-enabling animal studies in the US in support of a planned phase I/II(a) IND filing with the FDA in the first half of 2016. Xenetic has had a pre-IND meeting with the FDA to discuss the OncoHist AML program. The FDA comments will be addressed by time of IND submission. A Phase I/II Non-Hodgkin’s Lymphoma (“NHL”) safety trial has been completed in Russia. As an integral part of the Company’s strategy, we intend to await later stage clinical data on NHL to determine whether to progress this candidate into US FDA trials.

Other Technologies

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

This technology is not currently the focus of clinical development for the Company. However through a license agreement with Pharmsynthez, there is a novel Multiple Sclerosis vaccine that is in clinical development in Russia.

A Phase I/II clinical trial to treat Relapsing Remitting Multiple Sclerosis and Secondary Progressive Multiple Sclerosis is in progress by Synbio in the Russian Federation. Peptides corresponding to antigenic sections of basic myelin protein were encapsulated within liposomes to be used as the therapeutic agent (MyeloXen™). Administration of MyeloXen™ to patients has occurred and follow-up monitoring is in progress. As an integral part of the Company’s strategy, we await later stage clinical data on MyeloXen™ to determine whether to progress this candidate into FDA trials and eventual out-licensing.

Significant Co-Development Collaborations and Strategic Arrangements:

Baxter Healthcare SA and Baxter Healthcare Corporation

In August 2005, the Company entered into an exclusive research, development, license and supply agreement with Baxter Healthcare SA (“Baxter SA”) and Baxter Healthcare Corporation (together referred to as “Baxter”) to develop products with an extended half-life of certain proteins and molecules using the Company’s patent protected PolyXen® technology whereby polysialic acid (“PSA” – a chain of polysialic acids) is conjugated with Baxter’s proprietary molecule(s) designed to create a longer-acting haemophilia drug, a polysialylated recombinant Factor VIII (“rFVIII”) protein than what is currently available on the market. Baxter also has rights that extend to treatments of the failure of blood to coagulate. Baxter expects to commence human clinical trials on this novel drug candidate during the first half of 2016.

This agreement has been amended several times since 2005, most recently in January 2014. The January 2014 amendment provides for increased future development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales. The Company is entitled to up to $100 million in potential development, regulatory, sales and deadline extension receipts, which are contingent on the performance of Baxter achieving certain milestones. The Company is also entitled to royalties on potential net sales. In connection with this amendment, Baxter SA also made a $10 million equity investment at a price of $0.935 per share, which is a post money market cap of approximately $140 million in the Company in exchange for 10,695,187 shares of the Company’s common stock during January 2014.

Through December 31, 2014, the Company and Baxter continued to engage in research and development activities. No amounts were recognized as revenue during the year ended December 31, 2014. $1 million was received and recognized as revenue during the year ended December 31, 2013 related to this collaboration as the Company’s continued performance or future obligations were considered inconsequential or perfunctory. Since August 2005, the Company has received approximately $19 million from Baxter that includes milestone receipts, fees for services and a $10 million purchase of common stock of the Company in January 2014. The Company received a non-refundable $2 million payment from Baxter in 2010 and granted Baxter warrants to purchase approximately 4.6 million new shares of common stock of the Company in connection with the 2010 amendment to the Baxter Agreement.

Baxter is in the pre-clinical phase of its development effort in connection with this collaboration. Baxter has agreed to meet a number of clinical milestones with strict timelines under the 2014 amendment relating to: Clinical Trial Authorization submission, Final Clinical Study Report and Biologics License Application (“BLA”) submission. There are very limited provisions to further modify the Baxter Agreement. There can be no assurance if or when Baxter will actually achieve any of the due diligence milestones.

Baxter is a related party of the Company, with a share ownership of approximately 8.7% of the total issued common stock as of December 31, 2014.

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

The Company hopes and expects to mitigate certain risks of drug development by reviewing human clinical data arising out of this collaboration with SynBio before the Company considers taking the particular drug candidate into FDA and EMA trials. Under the Co-Development Agreement, SynBio is responsible for progressing six new product candidates through human proof of concept trials in Russia as primary validation for the initiation of EMA/FDA clinical trials by the Company. The primary goal of the Co-Development Agreement is to research and develop drug candidates for planned commercialization using SynBio and the Company’s combined respective expertise and technologies. Drug candidates must meet the success criteria as decided upon by a joint steering committee, which includes representation from both SynBio and the Company, where the Company has the right to appoint the Chair who has the casting vote. Once a potential drug candidate is selected, clinical trials will be separately conducted by each company in their respective territories with the goal to achieve regulatory approval of the products for commercial sale.

SynBio is wholly are responsible for funding and conducting their own research and clinical development activities in Russia as the Company is wholly responsible for funding and conducting their own research and clinical development activities in the US, Europe and elsewhere ex-Russia and the ex-CIS regions. There are no milestones or other research related payments provided for under the Co-Development Agreement other than fees for the provision of each party’s respective research supplies based on their technology and royalties payable to the Company based on SynBio sales. For the years ended December 31, 2014 and 2013, the Company has recognized no supply service revenues in connection with the Co-Development Agreement.

Concurrent with entering into the Co-Development Agreement, the Company entered into a stock subscription agreement with SynBio pursuant to which the Company sold SynBio approximately 35.5 million shares of newly issued common stock for cash of approximately $18.6 million.

In furtherance of our co-development clinical objectives, on December 31, 2014 the Company granted to SynBio certain warrants that contain vesting triggers based on the achievement by SynBio of certain clinical development objectives within specific timeframes. This grant consisted of a warrant to purchase 6,745,000 new shares of common stock at an exercise price of $0.77 per share (“SynBio 2014 Warrant”). Simultaneously with the SynBio 2014 Warrant grant, the Company granted additional warrants to purchase 320,000 aggregate new shares of common stock to SynBio and Pharmsynthez non-director designees under the same terms and conditions of the SynBio 2014 Warrant. Pharmsynthez is a related party of SynBio and a collaboration partner of the Company. As part of this transaction, the warrant granted to SynBio in 2011 was canceled and of no further force and effect. The SynBio 2014 Warrant expires on December 30, 2019 and no warrants were exercised during the year ended December 31, 2014.

Pursuant to the Relationship Deed signed concurrent with the 2011 Co-Development Agreement and subscription, the Company granted SynBio (as Controlling Shareholder) the right to appoint two directors to the extent their shareholding is greater than 40% in the Company. The Relationship Deed of 2011 was replaced in January 2014 with a Director Appointment Agreement containing that same provision. Further undertakings therein state that, as long as the Controlling Shareholder holds more than 25% of the Company’s common stock, all transactions and relationships between it and the Company will, (a) be at arm’s length and on a normal commercial basis; (b) it will not seek to exercise any day-to-day operational or managerial control over the business of the Company, nor, (c) influence any director or non-executive director in any way in regard to the conduct of the Company’s business. The agreement contains further provisions relating, inter alia, to: nominee board appointments, conflicts of interest, acting in good faith and terms of confidentiality. SynBio is an affiliate of the Company, with a share ownership of approximately 41.6% of the total issued common stock as of December 31, 2014.

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

Following the 2011 amendment, Serum Institute retained an exclusive license to use the Company’s PolyXen® technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within territories outside of certain predetermined territories assigned to the Company, which include the US, the European Economic Area, and Japan, among other territories, at Serum Institute’s own expense. The royalty payment schedule based on net revenues on the future commercial sales of PSA-EPO under the DMA was also modified as a result of the 2011 amendment. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2014 and 2013. There are no milestone or other research-related payments due under the DMA. Through December 31, 2014, the Company and Serum Institute continued to engage in research and development activities with no resultant commercial products.

In furtherance of our co-development clinical objectives, on December 31, 2014 the Company granted to Serum Institute certain warrants that contain vesting triggers based on the achievement by Serum Institute of certain clinical development objectives within specific timeframes. This grant consisted of a warrant to purchase 3,200,000 new shares of common stock at an exercise price of $0.77 per share (“Serum 2014 Warrant”). Simultaneously with the Serum 2014 Warrant grant, the Company granted additional warrants to purchase 160,000 aggregate new shares of common stock to Serum Institute non-director designees under the same terms and conditions of the Serum 2014 Warrant. The Serum 2014 Warrant expires on December 30, 2019 and no warrants were exercised during the year ended December 31, 2014.

In addition, the DMA allows for Serum Institute to nominate a non-executive director to the Board of Directors of the Company as long as Serum Institute or its subsidiaries holds at least 6% of the Company’s common stock. Serum Institute is a related party of the Company, with a share ownership of approximately 9.2% of the total issued common stock as of December 31, 2014.

OJSC Pharmsynthez

In November 2011, the Company entered into a collaborative research and development license agreement with OJSC Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen® and ImuXen® technology anywhere within Russia and the CIS. In exchange, Pharmsynthez granted an exclusive license to the Company to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates in any territory outside of Russia and the CIS at the Company’s own expense.

In accordance with the terms of the Pharmsynthez Arrangement, the Company licensed certain PolyXen® and ImuXen® technology rights for use in Russia and the CIS as well as certain clinical and research data developed by the Company on the six product candidates to Pharmsynthez.

The Company hopes and expects to mitigate certain risks of drug development by reviewing human clinical data arising out of this collaboration with Pharmsynthez before the Company takes the particular drug candidate into FDA and EMA trials, a strategy designed to mitigate drug development risks. Under the agreement, Pharmsynthez is responsible for progressing six new drug candidates through human proof of concept trials in Russia as primary validation prior to the initiation of EMA/FDA clinical trials by the Company outside of Russia. The license agreement will operate alongside the current arrangements which the Company has entered into with SynBio, discussed above.

A joint steering committee where the Company has the right to appoint the Chair who has the casting vote was established to facilitate the communication of scientific data and to assist generally with each party’s research decisions and to monitor research and development progress under the Pharmsynthez Arrangement.

Pharmsynthez is wholly responsible for funding and conducting their own research and clinical development activities in Russia. The Company is wholly responsible for funding and conducting its own research and clinical development activities in the US, Europe and the rest of the world outside of Russia and the ex-CIS regions. There are no milestones or other research related payments provided for under the Co-Development Agreement other than royalties.

Pharmsynthez is a related party of SynBio, which is an affiliate of the Company. In addition, one of the Company’s directors is also a director of SynBio and Pharmsynthez.

Tabular Summary of Drug Candidate Programs

Xenetic Corporate Programs

Product Candidate	Indication	Clinical Developer	Headquarters	Program Name/Developmental Stage
ErepoXen®	Anemia	Xenetic	US	PSA-EPO-06: ICH Compliant Phase II in-process being conducted in Australia and New Zealand. Cohorts 1 and 2 completed
OncoHist™ AML	Acute Myeloid Leukemia	Xenetic	US	Onc-AML-01: Pre-clinical studies and development ongoing

Xenetic Collaborative Partner Programs

(alphabetical by clinical developer)

Product Candidate	Indication	Clinical Developer	Headquarters	Program Name/Developmental Stage
Factor VIII	Hemophilia	Baxter	US	PSA-FVIII: IND development being conducted by Baxter
PulmoXen™	Cystic Fibrosis	Pharmsynthez	Russia	PMO-CF-01: Phase I completed
MyeloXen™	Multiple Sclerosis	Pharmsynthez	Russia	IMU-MS-01: Phase I dose ranging study is complete
ErepoXen®	Anemia	Serum Institute	India	PSA-EPO-03: Phase II(a) intravenous and subcutaneous human clinical trials conducted in India are ongoing
ErepoXen®	Anemia	SynBio	Russia	PSA-EPO-05: Russian Phase II(b)/III in progress
OncoHist™ AML	Acute Myeloid Leukemia	SynBio	Russia	Onc-AML-02: Russian Phase II ongoing
OncoHist™ NHL	Non-Hodgkins Lymphoma	SynBio	Russia	Onc-NHL-01: Russian Phase II dose ranging studies are completed in Russia

Most advanced product candidate in the Company pipeline: ErepoXen®

The Company’s drug candidate that is currently the most advanced in its clinical pipeline is ErepoXen® (polysialylated erythropoietin (“PSA-EPO”)) which uses the Company’s PolyXen® technology for the treatment of anemia in Chronic Kidney Disease (“CKD”) patients. ErepoXen® is in a Company-sponsored Phase II escalating repeat subcutaneous dose-ranging study in Australia and New Zealand for pre-dialysis CKD patients. This trial is designed to be compliant with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”). ErepoXen® has also been a co-development project with our long-established strategic partner, Serum Institute, and is in Phase II(a) clinical trials in India for intravenous administration to patients on dialysis. In addition, ErepoXen® is also in a 150 patient Phase II(b)/III clinical trial in Russia to directly compare ErepoXen® to Aranesp. The Company expects SynBio to enter the commercialization and marketing stage of ErepoXen® in the Russian and CIS markets, as the first market launch for a PSA candidate.

The Company’s commercialization strategy for ErepoXen®, being a potentially mainstream drug addressing a substantial global market, includes seeking an out-license arrangement for the continuing development of ErepoXen® as either a Phase II(b) or Phase III candidate with a well-capitalized license partner more experienced at taking drug candidates through the latter stages of human clinical trials and better able to execute a global market launch. If successful, this strategy could:

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

Second most advanced product candidate in the Company pipeline: OncoHist™

The Company’s second most advanced drug candidate is OncoHist™ AML. Continuing development of OncoHist™ is the top 2015 priority for the Company in the US. The Company, utilizing clinical material supplied by SynBio, commenced pre-clinical toxicity studies during 2014 that are expected to be completed in the first half of 2015. In addition, the Company is in the process of establishing a second source supplier of OncoHist™ cGMP material suitable for humans in Phase I/II(a) clinical trials. We intend to commence clinical trials in the US upon completion of IND enabling studies, establishment of a source of cGMP material suitable for those trials and upon raising additional working capital to support those trials. Based on current estimates, we do not expect to commence clinical trials before the end of 2015. Certain OncoHist™ data, generated by SynBio, that is available to us for analysis has advanced our understanding of this drug candidate at a reduced cost to the Company when compared to the cost of the Company generating the same data using its own capital.

Other product candidates in the Company pipeline

The Company believes certain additional orphan and non-orphan oncology drug candidates may be developed utilizing certain of our existing and future pre-clinical and clinical data. Specifically, we expect to be able to utilize the results from substantially all of our pre-clinical toxicity and certain other pre-clinical data generated in the development of OncoHist™ AML for several other blood cancer indications focused on orphan indications.

We also believe that the platform nature of our technologies should allow us to pursue additional drug candidates by leveraging certain existing and future scientific data to be developed under our PolyXen® and ImuXen® technology programs.

Xenetic Corporate Programs

PSA-EPO-06: Xenetic ErepoXen® Clinical Trial

This is designed to be an ICH compliant Phase II open label clinical, sequential multiple dose finding study for subcutaneously administered PSA-EPO in CKD patients not on dialysis and not receiving erythropoiesis stimulating agents. It is being conducted in Australia and New Zealand. Patients with hemoglobin levels between 8 and 10 grams per deciliter (“g/dL”) were given the drug candidate once every two weeks. If the hemoglobin level increases to between 10 and 12 g/dL, the patient is moved to once every four weeks administration. The patient’s pharmacodynamic, pharmacokinetic and immunogenic parameters are followed for the duration of the trial. Dose levels in an escalating form will then be administered. Safety and other parameters will be examined at the end of each dosing cohort before moving onto the next dose level. The first two cohorts of patients have been completed. There were no Serious Adverse Events (“SAEs”) attributable to PSA-EPO reported thus far. The third cohort of patients at a higher dose level is in progress. The endpoint is to determine a dose of PSA-EPO that is safe and will move the patient’s hemoglobin level into the 10 to 12 g/dL range.

The costs for this trial are being borne by the Company. Costs will be dependent on how many cohorts will be treated. The final results from the second cohort are expected to be reported during the first half of 2015. Clinical material was manufactured for the Company by Serum Institute. The trial is being run by Novotech Pty Limited (“Novotech”) of Australia.

ONC-AML-01: Xenetic OncoHist™ Clinical Trial

The Company expects to submit an IND filing for Phase I/II(a) clinical trials for AML to the FDA and commence clinical trials, but not before the end of 2015. We expect this to be an open label increasing dose ranging study to assess the safety, tolerability and efficacy of OncoHist™ for adult patients with refractory or relapsed AML. This trial will be conducted in the US. Data from the previously completed work by Saarland University’s Phase I clinical trial and the SynBio clinical trials will be used to aid in the design of the clinical protocol. We expect the Phase I/II(a) clinical trial material to be produced by a cGMP compliant manufacturing facility. Selection of the Clinical Research Organization (“CRO”) to run the trial is in progress.

The costs for the clinical trial are being borne by the Company. The Company will need to raise additional capital prior to commencing Phase I/II(a) clinical trials. The OncoHist™ technology was acquired as part of the Company’s acquisition of SymbioTec GmbH (“SymbioTec”) in January 2012 and was valued at $9.6 million as of the acquisition date.

Xenetic Collaborative Partner Programs

Under the terms of the relevant license agreements with the various parties, the Company provides neither capital nor human resources to the clinical developments of the various product candidates thus licensed for development by our collaborative partners whose sole responsibility is to meet the timelines associated with each program.   We use the data generated from these jurisdictions as a means of understanding the clinical validity-human response of the drug before pursuing FDA and EMA trials, this having been a long-established development strategy for the Company as a means of maximizing the development potential of the Company’s product pipeline while minimizing the capital exposure associated with such objective.

Notwithstanding that there has been a history of delays in the clinical programs being pursued by our partners in both Russia and India, based on the data that has been available to us, we have accomplished this objective with both OncoHist™ and ErepoXen®, the two product candidates which are currently the primary focus of our efforts and upon which we are now devoting our capital and human resources.  Accordingly, any program delays on these candidates outside the purview of the FDA or EMA will not have a negative impact on the Company pipeline.

PSA-FVIII: Baxter Factor VIII Pre-Clinical Program

PSA-recombinant Factor VIII has been developed as a long acting therapeutic to treat hemophilia A. Baxter is running this program, which is in the IND development phase. Baxter has agreed to meet strict due diligence time milestones based on: Clinical Trial Authorization submission in respect of Phase I/II clinical trials, Final Clinical Study Report Phase I/II and BLA submission all by fixed dates per the contract. The total cost of this program is being borne by Baxter. There can be no assurance if or when Baxter will actually achieve any of these due diligence milestones. We expect Baxter will file an IND for clinical trials in the US or Europe during the first half of 2016. The stated goal of Baxter is to have a significantly longer-acting FVIII to remain the world’s leader in Hemophilia therapies.

PMO-CF-01: Pharmsynthez PulmoXen™ Clinical Trial

This is a Phase I(a) open label two dose safety study for inhaled PSA-DNase 1 in healthy volunteers and has been completed and reported on April 7, 2014. The study is being conducted in Russia. No adverse events were reported so far and lung function was reported to be normal. A clinical trial with CF patients is in start-up stage (regulatory applications). The total cost of the trial is being borne by Pharmsynthez. The trial is being run by a partner-sponsored CRO in Russia, Belarus and Ukraine.

If and when satisfactory human clinical data comes out of this collaboration, and provided that the Company is sufficiently confident that the drug candidate is well-tolerated and effective for this indication, the Company plans to pursue its own development program for this candidate. However, the Company would have to raise additional capital to pursue its own development of this drug candidate.

IMU-MS-01: Pharmsynthez MyeloXen™ Clinical Trial (Multiple Sclerosis)

This was a Phase I open label clinical sequential dose finding study for subcutaneously administered MyeloXen™ (liposomes containing peptides for basic myelin protein) in healthy volunteers and patients. This was a proof-of-concept study to show the influence of MyeloXen™ on catalytic anti-MBP levels and activities. The study was conducted in Russia and is complete. The study report is under final review to be submitted to the Russian MoH. The total cost for the clinical trial was borne by Pharmsynthez. The clinical material was manufactured by Pharmsynthez. The clinical trial was run by a partner-sponsored CRO in Russia.

If and when satisfactory clinical patient data comes out of this collaboration that provides the Company a level of comfort that the drug candidate is well-tolerated and effective, the Company plans to pursue its own development program for this candidate. However, the Company would have to raise additional capital to pursue its own development of this drug candidate.

PSA-EPO-03: Serum Institute ErepoXen® Clinical Trial

This is a Phase II(a) open label clinical, sequential single dose finding study for intravenously administered PSA-EPO for CKD patients who are on dialysis. This trial follows the successful completion of two subcutaneous PSA-EPO clinical trials in India. The first was a Phase I single dose range finding study for subcutaneously administered PSA-EPO in healthy volunteers. The second was a Phase II single dose range finding study for subcutaneously administered PSA-EPO in CKD patients not on dialysis. All trials are being conducted in India. The first two cohorts of patients have been completed. There were no Serious Adverse Events (“SAEs”) attributable to PSA-EPO reported thus far. The third cohort of patients at a higher dose level is in progress. The endpoint of the trial is to determine the maximum tolerated single dose of PSA-EPO. The total cost of the clinical trial is being borne by Serum Institute and the clinical material was manufactured by Serum Institute. The clinical trial is being run by a partner-sponsored CRO in India.

PSA-EPO-05: SynBio ErepoXen® (Epolong) Clinical Trial

This is a Phase II(b)/III open label clinical, randomized, comparative, multiple dose study for subcutaneously administered ErepoXen® in CKD patients not on dialysis and not receiving erythropoiesis stimulating agents. Patients are compared to a control arm with Aranesp® (darbepoetin alfa). The study is being conducted in the Russian Federation and is currently in progress. In 2014, a protocol amendment was implemented and the starting dose was increased based on interim data and the data monitoring board decision. The new protocol amendment is ready to be submitted to the Russian Ministry of Health (the “Russian MoH”). The total cost for this clinical trial is being borne by SynBio. The clinical material was manufactured by Serum Institute. The clinical trial is being run by a partner-sponsored CRO in Russia.

ONC-AML-02: SynBio Arahist-09 Clinical Trial

This was a Phase II open label two dose level, randomized comparative study to assess the safety, tolerability and efficacy of OncoHist™ in combination with HAM (high dose cytarabine chemotherapy) in adult patients with refractory or early relapsed AML. This study was conducted in Russia. Patients received one cycle of HAM regimen (one week) and one cycle of OncoHist™ regimen (three times per week for three weeks). The HAM regimen was based on the then current standard of care in Russia. This standard of care was changed by the Russian Ministry of Health. The study has be stopped and the study report is currently in progress. The total cost of the trial was borne by SynBio. The clinical material for this OncoHist™ trial was manufactured at the Shemyakin Institute in Moscow for SynBio. The trial was run by a partner-sponsored CRO in Russia.

ONC-NHL-01: SynBio Anahoret Clinical Trial

This was a Phase II open label increasing dose ranging study to assess the safety, tolerability and efficacy of OncoHist™ as a single agent in treating NHL. This study was conducted in Russia. The trial is complete and the report submitted to the Russian MoH. It was shown that OncoHist™ was well tolerated in this trial. The total cost of the trial was borne by SynBio. The clinical OncoHist™ drug product was manufactured at the Shemyakin Institute in Moscow for SynBio. The trial was run by a partner-sponsored CRO in Russia.

If and when satisfactory clinical patient data comes out of this collaboration that provides the Company a level of comfort that the drug candidate is well-tolerated and effective, the Company plans pursue its own development program for this candidate. However, the Company would have to raise additional capital to pursue its own development of this drug candidate.

Patents and Proprietary Rights

The Company has several drug product candidates under development, each protected by patent and pending patent applications in the United States and the rest of the world.

Xenetic has received patent protection for several therapeutics that have been linked to a polysialic acid.  These include PSA-erythropoietin, PSA-insulin and PSA-insulin like protein, PSA-Factor VIII, PSA-DNAse I and PSA-granulocyte colony stimulating factor.  Further Xenetic’s portfolio includes patents cover methods to prepare proteins that are linked to a polysialic acid.  These patents include coverage for linking a PSA to a protein in a high pH solution and through a process for producing an aldehyde derivative of a sialic acid through the opening and oxidation of a sialic acid unit.  The linkage can be at the N-terminus.

Xenetic has received patent protection for the production of PSA and the removal of endotoxin during the purification process.  The removal of endotoxin occurs through, for instance, the addition of a high pH solution to the PSA and through a process to separate a polydisperse ionically charged polysaccharide, such as PSA, into fractions of different average molecular weight through the use, for instance, of a column and elution buffers with different and constant ionic strength and/or pH, resulting in a fractionated polysaccharide that has a molecular weight polydispersity of 1.1 or lower.

Xenetic also has patents that cover its OncoHist™ product.  These include recently allowed patents covering the OncoHist™ composition and claims for the use of OncoHist™ to treat cancer, including leukemia. The OncoHist™ portfolio also includes patents that cover the use of a histone protein as an antibiotic and to threat thrombocytopenia and further as an antimicrobial component of a personal care product.

The Company’s portfolio also includes in-licensed patents from Ploughshare Innovations, a licensing arm of the United Kingdom Department of Defense, in connection with MyeloXen™ technology. The Company has no current clinical development efforts ongoing at this time that fall within the bounds of the Ploughshare Innovations in-license. To the extent that such efforts are ongoing, such efforts are being undertaken by a collaborative partner, though the rights under the in-license (e.g. for the patents) lie with the Company and are subject to a sublicense provided to the collaborative partner. This includes a method used to entrap a water soluble drug within a liposome when the drug is mixed with a mono or disaccharide.  This patent portfolio fits well with the Company’s liposome patents and pending applications that include those that cover using liposomes with an entrapped complex of a DNA operatively encoding antigen to induce an immune response in a human or animal and methods to form liposomes.

The Company currently owns 147 US and international patents and over 90 pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PolyXen® technology platform covering polysialylation and advanced polymer conjugate technologies, as well as proprietary product candidates including ErepoXen® and PulmoXen™. Additionally, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates and methods of administering polymer conjugates. In addition, our patent portfolio contains patents and patent applications that encompass our OncoHist™ technology platform including use of histones for the treatment of different cancers. The OncoHist™ patent portfolio, acquired as part of our acquisition of SymbioTec GmbH in January 2012, includes OncoHist™, a bis-Met histone. Our patent strategy is to file patent applications on innovations and improvements to cover a significant majority of the major pharmaceutical markets in the world. Generally, patents have a term of 20 years from the earliest priority date (assuming all maintenance fees are paid). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the US. The NDA must include the results of extensive clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of an NDA is additionally subject to a substantial application user fee (unless eligible for a waiver or reduction), which currently range from $1,084,550 to $2,169,100, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has agreed to certain performance goals in the review of NDAs. The user fee goal for review of most non-priority applications is ten months. However, the review process is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

If FDA evaluations of the NDA and the manufacturing facilities and procedures, which typically involves an FDA on-site inspection, are favorable, the FDA may issue an approval letter or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications in an approved label. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor. As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions. Such labeling restrictions can materially impact the potential market and profitability of the drug. Once granted, product approvals can still be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Additionally, the FDA also strictly regulates the promotional claims that may be made about drug products. The FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of the Company’s products may depend on their superiority over existing therapies, any restriction imposed by FDA on the Company’s ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of the Company's products and/or its costs.

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

Employees

At April 10, 2015 the Company employed seven full time persons and one part time person. The Company is not a party to any collective bargaining agreement with its employees; nor are any of its employees a member of any labor unions. The Company is subject to certain statutory and contractual obligations in instances where it terminates UK based employees. These obligations, which are ordinary and customary in the UK, generally range from one to six months wages for terminated employees and would not be expected to represent a material adverse effect to the Company.

Competition

We are engaged in a rapidly evolving field. If our drug candidate development reaches the level of commercialization and marketing, we expect to compete primarily with established pharmaceutical companies such as Amgen Inc., Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd, Nektar Therapeutics and others. We also expect to compete with established pharmaceutical companies as well as academic institutions and other smaller pharmaceutical companies during the drug development stage of our progress. Competition is intense and expected to increase.

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

Available Information

Our website address is www.xeneticbio.com. The information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports are available, free of charge, on or through our website as soon as practicable after we electronically file such forms, or furnish them to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operations of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Directors and Executive Officers

Set forth below is the name, age, position and brief account of the business experience of each of our executive officers and directors as of April 10, 2015:

Name	Age	Position
Michael Scott Maguire	51	President, Chief Executive Officer and Director
Colin W. Hill	69	Secretary, Treasurer, Chief Financial Officer and Director
Firdaus Jal Dastoor FCS	62	Director
Artur Isaev	44	Director
Roman Knyazev	34	Director
Mark Leuchtenberger	58	Chairman of the Board
Dr. Timothy R. Coté	54	Director
Darlene Deptula-Hicks	57	Director

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

Roman Knyazev

Mr. Knyazev was appointed to the Board of Directors of the Company in April 2014. Mr. Knyazev has been a Senior Investment Manager for Rusnano Moscow since 2009 and is currently on the board of several biotechnology companies. In his current role, he provides technical expertise, asset valuation, financial modelling and business valuation as well as develops and presents investment strategies and project financing to clients. In 2003, he began his career as Chief Financial Officer of Biotec Pharma Moscow where he gained experience in both the financial and management sector. Mr. Knyazev led the development and implementation of management accounting and budgeting processes as well facilitated internal audits of regional branches. Based on Mr. Knyazev’s experience in clinical stage biotechnology companies, the Board believes Mr. Knyazev has the appropriate set of skills to serve as a member of our Board.

Mark Leuchtenberger

Mr. Leuchtenberger was appointed to the Board of Directors of the Company in April 2014. Mr. Leuchtenberger joined Chiasma, Inc., a privately held pharmaceutical company based in Newton, Massachusetts, as the Chief Executive Officer in 2015. Prior to that, Mr. Leuchtenberger joined Acusphere, Inc. as President and Chief Executive Officer in 2013, bringing experience in commercial operations, business development and preparing biopharmaceutical companies for product approval and commercialization. Mr. Leuchtenberger most recently served as President, Chief Executive Officer and a member of the board of directors at Rib-X Pharmaceuticals (now Melinta) until its acquisition. Prior to Rib-X, Mr. Leuchtenberger served as President and Chief Executive Officer of Targanta Therapeutics Corporation, where he led the company’s initial public offering in 2007 and its acquisition in 2009. From 2006 to 2009 Mr. Leuchtenberger served as the President and Chief Executive Officer of Therion Biologics Corporation, a privately held cancer vaccine company. Mr. Leuchtenberger received his M.B.A. from the Yale School of Management and his B.A. from Wake Forest University. He is a director and past chairman of the Massachusetts Biotechnology Council Board of Directors and currently serves as a trustee for Beth Israel Deaconess Medical Center and Chairman of the Advisory Committee for the MassDevelopment Emerging Technology Fund. Based on Mr. Leuchtenberger’s experience in multiple biotechnology companies, the Board believes Mr. Leuchtenberger has the appropriate set of skills to serve as a member of our Board.

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

Darlene Deptula-Hicks

Ms. Deptula-Hicks was appointed to the Board of Directors of the Company in April 2014. Ms. Deptula-Hicks is a strategic senior financial executive with extensive experience in both public and private companies, including experience in fund raising, mergers and acquisitions, public and private offerings and with operational management focused in life sciences. Since November 2014, Ms. Deptula-Hicks is the Acting Chief Financial Officer of Pieris Pharmaceuticals, Inc. (OTCQB:PIRS) pursuant to a consulting agreement with the financial advisory firm of Danforth Advisors, LLC. Prior to that and since June 2012, Ms. Deptula-Hicks served as Vice President and Chief Financial Officer of Microline Surgical, Inc. From 2006 to 2011, Ms. Deptula-Hicks was the Vice President, Chief Financial Officer, Treasurer and Secretary of ICAD, Inc. She received her Bachelor of Science in Accounting from Southern New Hampshire University and her MBA from Rivier College. Based upon her extensive financial experience including experience in fund raising, mergers, public companies and life sciences, the Board believes Ms. Deptula-Hicks has the appropriate set of skills to serve as a member of our Board.

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

As of December 31, 2014, we had an accumulated deficit of approximately $76 million. We expect to incur additional operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

We have insufficient cash flow to fund our operations beyond the end of April 2015 which raises substantial doubt about our ability to continue as a going concern beyond that date.

Our total current assets, cash and working capital were approximately $2.8, $2.5 and $0.1 million, respectively at December 31, 2014. We estimate that we have enough cash on hand to fund our base business plan through the end of April 2015. We will need to raise additional working capital either through equity or debt or a combination of equity and debt during 2014 should we decide to accelerate the timing of certain research and development programs versus our base business plan.

Our recurring operating losses, past liquidity issues and indebtedness raise substantial doubt about our ability to continue as a going concern beyond the end of April 2015. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, our ability to generate sufficient cash from operations and financing sources to meet our obligations. There can be no assurance that we will be able to generate positive cash flows from operations. Further, there can be no assurance that we will be able to obtain additional financing or that, even if we do obtain additional financing, it will be on terms that allow us to continue to fund our current business plan.

Concern about our ability to fund our base business plan beyond the end of April 2015 could adversely affect our ability to attract and retain key employees and to attract and retain key collaboration partners that could adversely affect our business and adversely impact the price of our stock. Our ability to meet future obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our product candidates. We may experience delays. If patients are unwilling to participate in our clinical studies because of negative publicity from adverse events in the biopharmaceutical industries or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by factors including:

•	Severity of the disease under investigation;
•	Design of the study protocol;
•	Size of the patient population;
•	Eligibility criteria for the study in question;
•	Perceived risks and benefits of the product candidate under study;
•	Proximity and availability of clinical study sites for prospective patients;
•	Availability of competing products and clinical studies;
•	Efforts to facilitate timely enrollment in clinical studies;
•	Patient referral practices of physicians; and
•	Ability to monitor patients adequately during and after treatment.

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

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	Delays in reaching a consensus with regulatory agencies on study design;
•	Delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	Delays in obtaining required Institutional Review Board, or Institutional Ethics Committee approval at each clinical study site;
•	Delays in recruiting suitable patients to participate in our clinical studies;
•	Imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;
•	Failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	Failure to perform in accordance with the FDA’s good clinical practices (“GCP”), or applicable regulatory requirements in other countries;
•	Delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	Delays in having patients complete participation in a study or return for post-treatment follow-up;
•	Clinical study sites or patients dropping out of a study;
•	Occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•	Delays related to insufficient working capital.

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

If any of our developmental collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the pre-clinical and/or clinical development and/or commercialization of our product candidates will be delayed and we would be required to devote additional resources to product development and commercialization or terminate certain development programs. Also, a license relationship may be terminated at the discretion of our collaborator, or at the end of contract terms, in some cases with only limited notice to us. The termination of the collaborative arrangement could have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that disputes will not arise with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements with collaborators could lead to delays in the development or commercialization of our product candidates or could result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on our business, financial condition and results of operations.

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

We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Amgen Inc., Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd, Nektar Therapeutics and others, as well as research and academic institutions, is intense and expected to increase. The large and rapidly growing market for liposomal drugs and oncology treatments is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new liposomal drug delivery systems and cancer treatments. Many, if not all, of these companies have greater financial and other resources and development capabilities than we do. Many of our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. There can be no assurance that our under development drug candidates will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. See “Competition”.

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

We may incur significant non-cash charges related to impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets. Although we did not record any such charges during 2014, we are required to perform periodic impairment reviews of those assets at least annually. The carrying value of goodwill on our balance sheet that is subject to impairment reviews was approximately $3.5 million and $3.7 million at December 31, 2014 and 2013, respectively, and the carrying value of our indefinite-lived assets was $9.8 million and $10.3 million at December 31, 2014 and 2013, respectively. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value.

We completed our last review during the fourth quarter of 2014 and determined that goodwill and indefinite-lived intangible assets were not impaired as of December 31, 2014. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact our operating results.

We recorded non-cash charges of approximately $702,000 and $432,000 for share-based compensation during 2014 and 2013, respectively. In addition, we recorded a non-cash charge of approximately $812,000 in consideration for the performance of services and termination of a prior collaboration agreement between Lipoxen and FDS in exchange for the Company’s common stock during 2014. In the future this amount could fluctuate materially as the Company expects to continue to issue share-based compensation awards.

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

As of April 10, 2015, we had seven full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks related to ownership of our common stock

Because our common stock is quoted on the OTCQB, our liquidity and the price of our common stock are limited.

Our common stock are traded on the OTCQB quotation system, which is a FINRA-sponsored entity and operated inter-dealer automated quotation system for equity securities not included in a national exchange. Quotation of our securities on the OTCQB limits the liquidity and price of our common stock more than if our common stock were quoted or listed on the NYSE or the NASDAQ, which are national securities exchanges. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our common stock at all.

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

We could be an emerging growth company for up to approximately five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If the requirement for internal control over financial reporting attestation were to become applicable, then it could be determined that further steps may be considered necessary, at additional cost to the Company, in order for our internal control environment to be deemed effective.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company occupies a facility consisting of approximately 4,000 square feet in the Ledgemont Center in Lexington, Massachusetts. The premises are divided into approximately 50% laboratory and 50% office space and are leased by the Company’s subsidiary, Xenetic Bioscience, Incorporated. The lease provides for an initial term of 61 months which commenced in January 2014 with an extension option of one additional five-year term. We believe that this space is adequate for the Company’s current needs and that, if additional space is required, it can be obtained at commercially reasonable terms either within the Ledgemont Center or nearby.

The Company’s subsidiaries, Xenetic UK and Lipoxen Technologies Limited (“Lipoxen”), jointly occupied approximately 1,200 square feet of general office space in London in the UK until March 20, 2015, when the lease was terminated pursuant to the terms of the contract.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “XBIO” on the OTCQB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by the OTC Markets Group, Inc. Few market makers continue to participate in the OTCQB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCQB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current, and since inception, we have filed our SEC reports on time.

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

Year ended December 31, 2013	High Price	Low Price
1st Quarter ended March 31, 2013	$0.15	$0.15
2nd Quarter ended June 30, 2013	1.50	0.15
3rd Quarter ended September 30, 2013	1.50	1.50
4th Quarter ended December 31, 2013	1.50	0.20
Year Ended December 31, 2014
1st Quarter Ended March 31, 2014	$9.50	$0.31
2nd Quarter Ended June 30, 2014	1.00	0.30
3rd Quarter Ended September 30, 2014	0.99	0.51
4th Quarter Ended December 31, 2014	0.68	0.175

On April 10, 2015 the last sales price per share of our common stock was $0.24.

Prior to entering into the Scheme referred to in Item 1 of Part I above in this Annual Report on Form 10-K, the stock of the accounting acquirer, Xenetic Biosciences (UK) Limited (formerly Xenetic Biosciences plc) was traded on the London AIM stock exchange. The table below sets forth the quarterly high and low closing prices for Xenetic Bioscience (UK) Limited common stock, in pounds sterling (“£”), as quoted on the London AIM stock exchange. The table sets forth the prices after taking into consideration the effects of the share reduction that was part of the Scheme.

Year ended December 31, 2012	High Price	Low Price
1st Quarter ended March 31, 2012	$0.34	$0.23
2nd Quarter ended June 30, 2012	0.25	0.18
3rd Quarter ended September 30, 2012	0.23	0.18
4th Quarter ended December 31, 2012	0.19	0.14
Year Ended December 31, 2013
1st Quarter Ended March 31, 2013	$0.30	$0.14
2nd Quarter Ended June 30, 2013	0.24	0.19
3rd Quarter Ended September 30, 2013	0.22	0.18
4th Quarter Ended December 31, 2013	0.20	0.13

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

Holders of Record

As of April 10, 2015 there were 438 holders of common stock of the Company of record.

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

Pursuant to the Purchase Agreement, Baxter SA agreed that until the earlier of (i) three months after the effective date of the listing of the Company’s common stock on the NASDAQ Stock Market; or (ii) January 29, 2015, Baxter SA would not assign, transfer, sell or dispose of the Shares to any party other than a wholly owned subsidiary. In addition, Baxter SA agreed that until the 12 month anniversary of the Lock-Up Expiration Date, it would not sell or offer to sell any shares of common stock of the Company in an amount that would exceed 15% of the daily trading volume of the Company’s common stock on the principal market or exchange on which the Company’s shares of common stock are traded, and in no event would Baxter SA sell or offer to sell more than 15% of the Shares in any one month period. In February 2015, Baxter agreed in writing to a further lock-up period expiring in August 2015 and certain other related restrictions.

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

FDS Pharma ASS Intellectual Property Assignment and Share Issuance – Unregistered Shares Issued in December 2014

On December 31, 2014, in consideration of the assignment of certain intellectual property rights by Dmitry Genkin and FDS Pharma ASS to Lipoxen Technologies Limited, the Company issued to FDS Pharma ASS 3,244,784 shares of the Company’s common stock, par value $0.01 per share. FDS Pharma ASS is related party of SynBio, which is an affiliate of the Company. Please refer to exhibit 10.01 filed with this Annual Report on Form 10-K and is incorporated herein by reference.

These shares were issued in a private placement and were not registered under the Securities Act, or the securities laws of any state, and were offered and issued in reliance on the exemption from registration afforded by Regulation D under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. FDS Pharma ASS is an “Accredited Investor” as such term is defined in Regulation D promulgated under the Securities Act.

Issuances of Common Stock Warrants

SynBio LLC Common Stock Warrant Issuance

On December 31, 2014, the Company issued a warrant to purchase 6,745,000 shares of the Company’s common stock, par value $0.01, to SynBio in furtherance of our co-development clinical objectives. The initial exercise price for the purchase of the warrant is $0.77 per share with a term of five years from the grant date. Simultaneously, warrants to purchase 320,000 shares of the Company’s common stock, par value $0.01, were issued to SynBio and Pharmsynthez non-director designees under the same terms and conditions of the SynBio warrant. Pharmsynthez is a related party of SynBio, which is an affiliate of the Company. These warrants contain vesting triggers based on the achievement by SynBio of specific clinical development objectives. Please refer to exhibit 10.02 filed with this Annual Report on Form 10-K and is incorporated herein by reference.

Serum Institute of India Limited Common Stock Warrant Issuance

On December 31, 2014, the Company issued a warrant to purchase 3,200,000 shares of the Company’s common stock, par value $0.01, to Serum Institute in furtherance of our co-development clinical objectives. The initial exercise price for the purchase of the warrant is $0.77 per share with a term of five years from the grant date. Simultaneously, warrants to purchase 160,000 shares of the Company’s common stock, par value $0.01, were issued to Serum Institute non-director designees under the same terms and conditions of the Serum Institute warrant. These warrants contain vesting triggers based on the achievement by Serum Institute of specific clinical development objectives. Serum Institute is a related party of the Company. Please refer to exhibit 10.03 filed with this Annual Report on Form 10-K and is incorporated herein by reference.

Non-Employee Director Common Stock Warrant Issuance

On December 31, 2014, the Company issued a warrant to purchase 1,600,000 shares of the Company’s common stock, par value $0.01, to a non-employee director for services provided to the Company. The initial exercise price for the purchase of the warrant is $0.77 per share with a term of five years from the grant date. This warrant was fully vested on the date of grant. Please refer to exhibit 10.04 filed with this Annual Report on Form 10-K and is incorporated herein by reference.

These warrants are issued by the Company pursuant to an exemption from the registration either (a) under the Securities Act generally, in that the transactions are between an issuer and sophisticated investors and do not involve any public offering within the meaning of Section 4(a)(2) or (b) under Regulation S promulgated under the Securities Act in that offers, sales and issuances are not made to persons in the United States and no directed selling efforts are made in the United States.

Repurchases of Equity Securities of the Issuer

During 2014, we did not repurchase any of our outstanding securities.

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Revenue Recognition

We derive our revenue from our license and collaboration arrangements with pharmaceutical and biotechnology partners, some of which include royalty agreements based on potential net sales of approved commercial pharmaceutical products. Revenue from our collaborative partners are generally paid directly by the partners and are recognized on the accrual basis when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

Non-refundable upfront license fees received, whereby our continued performance or future obligations are considered inconsequential or perfunctory to the relevant licensed technology, are recognized as revenue upon delivery of the technology in accordance with US GAAP. This determination requires significant judgment to assess the nature of any continuing obligations. Reimbursements for research and development services completed by us related to the collaboration agreements are recognized in operations as revenue on a gross basis.

We expect to receive royalty receipts in the future as products are sold. We expect to recognize royalty revenue in the period of sale, based on the underlying contract terms, provided that the reported sales are reliably measurable and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

Our license and collaboration agreements with certain collaboration partners could also provide for future receipts to us based solely upon the performance of the respective collaboration partner in consideration of milestone extensions or upon the achievement of specified sales volumes of approved drugs. For such receipts, we expect to recognize the receipts as revenue when earned under the applicable contract terms on a performance basis or ratably over the term of the agreement. These receipts may also be recognized as revenue when our continued performance or future obligations are considered inconsequential or perfunctory.

Share-Based Compensation

Share-based compensation includes grants of options to employees and non-employees to purchase shares of common stock, grants of Joint Share Ownership Plan (“JSOP”) awards to employees, as well as agreements to issue common stock in exchange for services provided by non-employees. Currently, we utilize one option plan, the Xenetic Biosciences, Inc. Equity Incentive Plan pursuant to which we may grant options to purchase shares of common stock to employees and non-employees. Prior to the Acquisition, the Company had two option plans, the Lipoxen plc Unapproved Share Option Plan and the Xenetic Biosciences plc 2007 Share Option Scheme. Both of these plans were converted subsequent to year end to reflect the new shares of common stock issued related to the Acquisition. As part of the conversion, option holders under both plans have the right to subscribe for a number of shares of common stock in exchange for the cancellation and surrender by the option holder in a manner similar to which the shareholders prior to the Acquisition were given the right to acquire shares of common stock in the new company according to the terms of the Acquisition.

We measure share-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. Stock option compensation expenses are based on the estimated fair value of the underlying option calculated using the Black-Scholes option pricing model, which requires the input of subjective assumptions and judgments, including estimating share price volatility and expected term of the awards. Our shares do not have a sufficient trading history for us to adequately assess the fair value of the stock option grants. Therefore, for all share-based payments, we determine the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to our product candidates in conjunction with our historical volatility. We intend to consistently apply this methodology of using a peer group of comparable companies until sufficient historical information regarding the volatility of our own share price becomes available. For employee stock options issued in 2014 that qualify as “plain vanilla” stock options in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”) issued by the SEC, the expected term is estimated using the simplified method, as defined in SAB 110. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee stock options. For all other employee stock options, we estimate the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees. The expected life of non-employee options is the contractual life of the option. The assumptions used in calculating the fair value of the stock option grants represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future.

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense, less expense for expected forfeitures, is recognized on a straight-line basis over the requisite vesting period of the awards. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. We generally determine that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees that vest based solely on service conditions is subject to re-measurement at each reporting period until the options vest and is recognized on a straight-line basis over the estimated vesting period of the awards.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. During 2014 and 2013, we applied a forfeiture rate of 0% as we have not historically experienced forfeitures. During 2013, options to purchase approximately two million shares of common stock were forfeited by a management executive as a result of his unanticipated short period of employment. However, we concluded this situation is an independent event and we do not expect this type of forfeiture to reoccur in the future. Upon exercise, stock options are redeemed for newly issued shares of common stock.

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

The exercise price of the JSOP “option” is deemed to be the market value of the shares at the date of issue. The awards vest based on certain market conditions, which require each tranche of shares to meet specific market share price hurdles, or change in control conditions, as defined by the plan. Under the JSOP and subject to the vesting of the participants’ interest, participating executives will, when the JSOP shares are sold, be entitled to a share of the proceeds of sale equal to the growth in market value of the JSOP shares versus the exercise price, less simple interest on the original share purchase price, net of executives’ cash contribution at inception, as agreed for each grant (the “Carry Charge”). The balance of the proceeds will remain to the benefit of the JSOP trust and be applied to the repayment of the loan originally made by the Company to the JSOP trust. Any funds remaining in the JSOP trust after settlement of the loan and any expenses of the JSOP trust are for the benefit of the Company.

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

Warrants

In connection with certain financing and collaboration arrangements, we issue warrants to purchase shares of the Company’s common stock to our collaborative partners. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. We measure the fair value of the awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions and judgments, including estimating the expected term of the awards and the share price volatility, at each reporting period until the measurement date is reached. The expected term is deemed to be the contractual life of the warrant and we determine the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to our product candidates in conjunction with our historical volatility.

All other warrants are recorded at fair value as compensation expense on a straight-line basis over the requisite service period or at the date of issuance, if there is not a service period or if service has already been rendered. For warrants that contain vesting triggers based on the achievement of certain objectives, the Company applies judgment to estimate the probability and timing of the achievement of those objectives. These estimates involve inherent uncertainties, and as a result, if the probability or timing of the achievement of those objectives change, expense related warrants could be materially different in the future.

Warrants issued to collaboration partners in conjunction with the issuance of common stock are recorded at fair value as a reduction in additional paid-in capital of the common stock issued.

Business Combinations

We have a history of engaging in acquisition transactions that require us to evaluate whether the transaction meets the criteria for a business combination and, in some cases, whether it meets the definition of a reverse merger. For those acquisitions that meet the criteria for a reverse merger, we evaluate the entities involved to distinguish the appropriate accounting acquirer and acquiree according to ASC Topic 805, Business Combinations (“ASC 805”). If the transaction does not meet the business combination requirements, the transaction is accounted for as a recapitalization and no goodwill or intangible assets are recognized. If the acquisition meets the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

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

During January 2014, we completed the Acquisition that we determined to be a reverse merger business combination. In accordance with ASC 805, we allocated the purchase price consideration to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Our determination that the Acquisition meets the criteria for a business combination was based on our best knowledge of the facts and circumstances surrounding the transaction, and requires the application of our judgment.

Goodwill and Indefinite-lived Intangible Assets

Goodwill

Goodwill is not amortized but is reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate that all, or a portion, of the carrying value of the reporting unit may no longer be recoverable. Under this method, we compare the fair value of our reporting unit to its carrying value. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine if goodwill is impaired. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. As the option to perform the qualitative assessment is not a permanent election, we reassess this option during each annual impairment review.

We determine our reporting unit by identifying the components of our operating segment with similar economic characteristics based on quantitative and qualitative factors that have discrete financial information available. We determined that we have one reporting unit as of October 1, 2014 and 2013, the dates of our annual impairment reviews. Based on our annual impairment reviews, we used the quantitative method and determined no adjustment to the carrying value of goodwill would be necessary as the fair value of our reporting unit significantly exceeded its respective carrying value as of October 1, 2014 and 2013, respectively. If the fair value of our reporting unit were to be reduced by one-half, the fair value would still significantly exceed the carrying value of the reporting unit at October 1, 2014. There can be no assurance that future events will not result in an impairment of goodwill.

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of acquired IPR&D. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. As the option to perform the qualitative assessment is not a permanent election, we reassess this option during each annual impairment review. During 2014 and 2013, we used the quantitative method and determined the fair value of the indefinite-lived intangible asset exceeded its carrying value as of October 1, 2014 and 2013.

Significant judgments are inherent in the calculation of fair value. With the assistance of an independent third party, we calculated the fair value of our IPR&D by using the Multi-Period Excess Earnings Method (the “MPEEM”) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. This method requires us to make long-term projections of the amount and timing of income and expenses related to development and commercialization of the acquired intangible asset and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the discount rate for estimated future after-tax cash flows. Specifically, this method took into account our estimates of future incremental milestone payments that may be achieved upon completion of clinical trial stages, regulatory approval and sales goals upon commercialization, as well as our expected royalty income based on sales upon commercialization. Projected expenses are based on our forecasted spend required to complete the development of our IPR&D, which will require the Company to raise further capital to fund the development. Our projections are estimates subject to change based on several factors including the results of clinical trials and delays in regulatory approval. The discount rate used is commensurate with the uncertainties associated with the economic estimates described above and reflects the stage of development, the time and resources needed to complete the development of the product and the risks of advancement through regulatory approval processes.

Key assumptions utilized in the fair valuation of our indefinite-lived intangible asset OncoHist™ are as follows:

•	Discount rate – 47.5%
•	Weighted average cost of capital – 24.6%
•	Estimated aggregate milestone receipts – approximately £350 million
•	Royalty rates – 10% of net sales

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

We did not record an impairment charge as a result of our goodwill or indefinite-lived intangible asset impairment tests in 2014 or 2013. We will continue to closely monitor the performance of our indefinite-lived intangible asset and reporting unit. If the business experiences adverse changes in our key assumptions and judgments, we will perform an interim goodwill and/or indefinite-lived intangible asset impairment analysis. There can be no assurance that future events will not result in an impairment of our goodwill or indefinite-lived intangible asset. As a result of the going concern uncertainty discussed under Liquidity and Capital Resources below, the recoverability and classification of the Company’s intangible assets and goodwill could be adversely affected.

RESULTS OF OPERATIONS

The comparison of our historical results of operations for the year ended December 31, 2014 to the year ended December 31, 2013 is as follows:

Description	2014	2013	Increase (Decrease)	Percentage Change
Revenue	$–	$1,000,000	$(1,000,000)	100.0
Cost of revenue	–	–	–	–
Gross profit	–	1,000,000	(1,000,000)	100.0
Operating costs and expenses:
Research and development	6,323,896	3,082,384	3,241,512	105.2
General and administrative	6,600,870	6,464,908	135,962	2.1
Loss from operations	(12,924,766)	(8,547,292)	(4,377,474)	51.2
Other income (expense):
Loss on disposal of subsidiaries	(1,069,675)	–	(1,069,675)	100.0
Other income (expense)	(326,916)	(66,177)	(260,739)	394.0
Interest income	18,959	34,855	(15,896)	45.6
Interest expense	(4,706)	(632)	(4,074)	644.4
	(1,382,338)	(31,954)	(1,350,384)	4,226.0
Loss before income taxes	(14,307,104)	(8,579,246)	(5,727,858)	66.8
Income tax	–	–	–	–
Net loss	$(14,307,104)	$(8,579,246)	$(5,727,858)	66.8

Revenue

Revenue for the year ended December 31, 2014 decreased 100% to $0 from $1,000,000 for the year ended December 31, 2013. The revenue for 2013 is comprised of a single transaction consisting of an upfront non-refundable license fee in the amount of $1 million received from Baxter. We did not record any upfront license fee revenue from Baxter during 2014.

Cost of Revenue

Cost of revenue was $0 for the years ended December 31, 2014 and 2013. The only revenue recorded during 2013 consisted of an upfront non-refundable license fee that had no direct costs associated with it for the period.

Research and Development

The Company engages in independent research and development (“R&D”) in connection with its various technologies.

The total R&D spend by subsidiary location for the years ended December 31, 2014 and 2013 is set forth in the table below:

	Year ended December 31,
Subsidiary Location	2014	2013
United Kingdom	$2,232,306	$2,702,467
United States	4,090,540	369,813
Germany	1,050	10,104
Total research and development expense	$6,323,896	$3,082,384

Overall, corporate R&D expenses for the year ended December 31, 2014 increased by approximately $3.24 million, or 105.2% to $6.32 million from $3.08 million in 2013. The table below sets forth the R&D costs incurred by the Company, by category of expense, for the years ended December 31, 2014 and 2013:

	Year ended December 31,
Category of Expense	2014	2013
Salaries and wages	$729,082	$1,191,806
Share-based compensation expense	141,634	60,980
Outside services and Contract Research Organizations	5,107,990	1,478,411
Rents	78,076	237,888
Lab consumables	26,280	33,734
Other	240,834	79,565
Total research and development expense	$6,323,896	$3,082,384

Research and Development by Subsidiary Location

The increase in R&D expenses in the US during 2014 was primarily due to costs associated with IND enabling preclinical work for the OncoHist™ program that began in 2014. The UK expenses are attributed primarily to the ongoing ErepoXen® human clinical trials being conducted in Australia.

During 2013 we began the process of transitioning our R&D laboratory facilities to the US, leading to a reduction in non-program specific related costs incurred in the UK, with a corresponding increase in such costs incurred in the US. The sharp increase in US-based R&D expenses in 2014 were expected as the new Lexington facility increased its operational activity.

Research and Development by Category of Expense

Salaries and Wages

Salaries and wages decreased by approximately $463,000 or 38.8% to $729,082 for the year ended December 31, 2014 from $1,191,806 for the prior year. The decrease is due to the planned overall reduction in the number of scientific personnel in 2014 as compared to 2013. The closing of the UK lab facility at the end of 2013 resulted in the layoffs of five UK-based scientific personnel, which were only partially offset by the hiring of two new scientists in the US. The Company continued its planned increase in the use of contract research organizations and external consultants during 2014.

Share-based Compensation

Share-based compensation expenses increased approximately $81,000 or 132.3% to $141,634 for the year ended December 31, 2014 from $60,980 for the prior year. The fluctuation is from expected changes resulting from the normal expensing of the fair value of outstanding stock options, primarily driven by the increase resulting from the required re-measurement of outstanding non-employee stock options at the balance sheet date.

Outside Services and CRO Costs

The significant increase in outside services and CRO costs of approximately $3.63 million, or 245.5% for the year ended December 31, 2014 is primarily due to the planned IND enabling preclinical work conducted in connection with the OncoHist™ program. The costs of conducting the ongoing ErepoXen® human clinical trials in Australia were relatively static, with costs of approximately $1.12 million and $1.23 in 2014 and 2013, respectively.

Rents

The decline in rent expense of approximately $160,000, or 67.2%, to $78,076 for the year ended December 31, 2014 from $237,888 for the prior year is due to the planned closing of the UK research facility at the end of 2013. This decrease was partially offset by the cost of operating the Company’s new research facility in the US, which began operations in January 2014. The Company believes the new research facility in the US, which has lower operating costs than the former research facility in the UK, will meet its needs through at least 2016.

Lab Consumables

The slight decrease of approximately $7,500 in lab consumables expense is due to normal fluctuations in the amount of those supplies required for in-house research activities.

Other

Other expenses increased approximately $161,000, or 202.7%, to $240,834 for the year ended December 31, 2014 from $79,565 for the prior year. The increase in other expense results from the net aggregate change of all miscellaneous costs, including an approximately $56,000 increase in computer equipment and software related costs, approximately $37,000 increase in maintenance and utilities costs, approximately $32,000 increase in depreciation expense and a $30,000 increase in recruiting costs.

Clinical Development Strategy

The Company’s strategy has been to co-ordinate its R&D effort through its new US Lexington facility. This has entailed the closing of laboratory facilities in the UK. The Company has a clear strategy of becoming a specialty drug developer. Accordingly it plans to increase both its current US-based internal level of effort alongside the initiation of new programs with the assistance of external entities, such as Contract Research and Contract Manufacturing Organizations. There will, therefore, be a need for the Company to access additional capital resources to fund this strategy and the rate at which the strategy can be implemented will be entirely dependent upon access to such funding.

General and Administrative

General and administrative expenses increased by approximately $136,000, or 2.1%, to $6,600,870 for the year ended December 31, 2014 from $6,464,908 for the prior year. Although the total level of general and administrative costs did not change significantly, legal and accounting professional service costs increased approximately $674,000 and investor relations, regulatory fees and insurance costs increased approximately $493,000 due to the first year of normal administrative costs of conducting business as a US public company in 2014, which did not exist prior to the Acquisition. These increases were offset by an approximately $1.15 million decrease in contractor and consultant service costs, the bulk of which related to the Acquisition, which were mostly incurred in 2013.

Salaries and wages, share-based compensation and other employee benefit costs increased by approximately $38,000. All other general and administrative expenses resulted in a net increase of approximately $60,000 for the year ended December 31, 2014 over the comparable period in 2013.

Impairment of In-Process Research and Development

We did not record any impairment charges related to acquired IPR&D during 2014 or 2013.

Loss on Disposal of Subsidiaries

The loss on disposal of subsidiaries is related to one transaction, the Hive Out Agreement, during the year ended December 31, 2014. There was not a disposal of a subsidiary during the year ended December 31, 2013.

Other Income (Expense)

Other expense increased approximately $261,000, or 394.0% to $326,916 for the year ended December 31, 2014 from $66,177 in 2013. This increase is primarily related to losses resulting from the high fluctuation of foreign currency exchange rates during 2014 due to the steady weakening of the British pound against the US dollar throughout 2014.

Interest Income

Interest income decreased by $15,896, or 46% to $18,959 for the year ended December 31, 2014 from $34,855 in 2013. The decrease is proportional to the decrease in average cash balances held by the Company during the period from January 1, 2013 to December 31, 2014 and is not due to any change in investments.

Interest Expense

Interest expense decreased by $4,074, or 644%, to $4,706 for the year ended December 31, 2014 from $632 in 2013. The increase is primarily due to a financing with respect to the Company’s contribution to the landlord’s leasehold improvements related to the Company’s office and laboratory space lease which commenced on January 1, 2014.

Liquidity and Capital Resources

At December 31, 2014 and 2013 we had approximately $78,000 and $1.7 million of working capital (current assets minus current liabilities), respectively. At December 31, 2014 we had approximately $2.5 million in cash and $2.7 million in total current liabilities, which includes $395,000 due to an affiliate of the Company, which the Company does not expect to repay prior to a registered equity offering by the Company, and balances of approximately $635,000 currently disputed by the Company. At December 31, 2013 we had cash and current liabilities of $4.8 million and $3.6 million respectively. Our working capital has been reduced in 2014 due to our net loss of $14.3 million that includes $12.3 million net cash used in operating activities comprised of approximately $4.1 million applied to external research and development and clinical program costs, approximately $3.0 million applied to salaries and wages, approximately $1.0 million in general and administrative consultants and contractors and approximately $3.7 million in legal and other professional fees, partially offset by financing cash inflows from the sale of $10 million of equity to Baxter in 2014. The $4.1 million applied to external research and development and clinical program costs primarily related to our ErepoXen® and OncoHist™ drug candidates. The $3.7 million legal and other professional fees cash outflows in 2014 includes $1.9 million of costs that were incurred during 2013 but paid in 2014. Based on current cash on hand at the date of filing this Annual Report, we estimate we have sufficient funds to continue operations through the end of April 2015.

We have historically relied principally upon equity financing to fund our operations. Since 2005 we have raised approximately $47 million in equity financing, including $10 million from the sale of shares to Baxter in January 2014. From 2005 to date the Company also generated approximately $10 million from fee-for-service and license milestone revenues; however, the Company is not currently engaged in any fee-for service activities; consequently we expect that the majority of any new funding raised in the foreseeable future will arise from a combination of:

(a)	In the immediate short term, by the raising of bridge financing through such means as may be open to us;
(b)	Within the current fiscal year, by the issuance of new capital through the form of an S-1 Registration Statement or private investment in public equity financing;
(c)	Within 12-18 months by the out-licensing of one of more product candidates or technologies;
(d)	In the longer term, from the receipt of “milestone payments” vested in the important Baxter product license for their PSA-Factor VIII product candidate

In relation to these possible sources of new capital/cash:

i.	We are presently working with multiple parties investigating the raising of additional working capital through either a convertible debt or convertible preferred stock instrument, this by way of a bridge financing.

More specifically, we are currently finalizing terms associated with entering into a Securities Purchase Agreement whereby the Company will issue up to an aggregate of $3 million of Senior Secured Collateralized Convertible Promissory Notes (the “Notes”), with a third party, which should generate cash proceeds of approximately $2.8 million, net of costs. We estimate the sale of the Notes will provide enough working capital to fund our business through September 2015. Arrangements are being put in place for management and others to provide loan capital independent of the planned bridge financing noted above sufficient to extend the cash “runway” of the Company to at least May 31, 2015; such funding may also be made available alongside the proposed bridge.

ii.	Management is currently taking steps to raise additional working capital in the form of a planned underwritten registered public offering of debt or equity, or a combination of debt and equity. The Company has engaged an investment banker to advise and assist with this planned underwritten public offering, which it hopes to complete by September 30, 2015. The Company has presented its business plan to potential investors, and, based upon the progress of continuing discussions with them, is optimistic it will raise sufficient working capital to meet its obligations through April 30, 2016. The Company needs to raise additional net new capital of a minimum of $9 million prior to September 2015 in order to fund its planned operations through April 30, 2016.

iii.	We have also now initiated the process necessary for the out-licensing of our ErepoXen® product candidate, currently in the latter stage of its Phase II(a) clinical trial in Australia.

iv.	While we have no direct control over the timing of the matter, we have been guided that Baxter hopes to enter Phase I human clinical trials for its PSA-Factor VIII product candidate within 12-18 months. However, no related milestone payments will arise until completion of the relevant clinical advances which cannot be precisely determined at this time.

There can be no assurance that we will be successful in our efforts to raise additional working capital by way of a bridge financing, or on any future equity transaction or, even if we are successful, that we will be able to do so on commercially reasonable terms. Further, due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance that either our ErepoXen® candidate will lead to any future fees or that Baxter itself will be successful in initiating human clinical trials in the estimated timeframe or that the underlying product will meet the clinical milestones necessary to trigger any payment to the Company under the terms of our license agreement with them.

While the financial statements have been prepared on a going concern basis, if we do not successfully conclude the planned bridge financing during April 2015 and the planned follow on public offering by September 2015, there is no assurance that we would be able to continue planned operations and these condition raise substantial doubt about our ability to continue as a going concern.  Under such circumstances, we would have to further reduce the planned scale of, or possibly suspend, all of our pre-clinical development initiatives and clinical trials delivered by external service providers.  In addition, we would have to reduce general and administrative expenses, and delay or cease the purchase of clinical research services until we are able to obtain additional financing. The recoverability and classification of the Company’s intangible assets and goodwill could also be adversely affected.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the year ended December 31, 2014 totaled approximately $12.3 million. The $12.3 million includes net operating cash uses of approximately $7.00 million in consulting, legal and other professional service fees, approximately $3.01 million in salaries and wages, including scientific staff, and approximately $1.80 million in program-specific clinical development costs.

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

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2014 included approximately $58,000 from the purchase of assets consisting of office furniture and fixtures and laboratory equipment, partially offset by approximately $5,500 derived from the disposition of certain property and equipment during the year.

Cash flows used in investing activities for the year ended December 31, 2013 included approximately $79,000 from the purchase of assets consisting of office furniture and fixtures and laboratory equipment. During 2013, we restricted $66,000 in cash as a guarantee of the Company’s obligations under non-cancelable lease obligations.

Cash Flow from Financing Activities

For the year ended December 31, 2014 we received $10 million in proceeds in exchange for the issuance of approximately 10.7 million shares of common stock to Baxter and we received approximately $102,000 in proceeds in connection with the exercise of stock options by the CEO of the company. The proceeds were applied toward our working capital needs during the year. During the year, we repaid approximately $286,000 on our loan to an affiliate of the Company.

For the year ended December 31, 2013 we had no significant sources or uses of funds from financing activities.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has two facility lease obligations and written employment agreements with three key employees.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on the related footnote disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact of this new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective approach. Early application is not permitted. We are currently evaluating the impact of this new standard on its revenue recognition policy.

We have considered other recent accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Xenetic Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also include the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenetic Biosciences, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the Financial Statements, the Company’s recurring losses from operations and its requirement to raise funds to continue operations beyond April 2015, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2014 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Reading, United Kingdom

April 15, 2015

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$2,507,401	$4,839,486
Restricted cash	66,000	66,000
Other receivables	115,775	256,015
Prepaid expenses and other	88,237	168,308
Total current assets	2,777,413	5,329,809

Property and equipment, net	119,449	152,603
Goodwill	3,465,157	3,665,199
Indefinite-lived intangible assets	9,754,857	10,318,001
Other assets	199,270	–

Total assets	$16,316,146	$19,465,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$852,760	$942,156
Accrued expenses	1,409,691	1,826,867
Accrued payroll taxes	–	84,599
Other current liabilities	41,472	55,266
Loans due to related parties	395,000	681,124
Total current liabilities	2,698,923	3,590,012
Deferred tax liability	3,080,097	3,257,910
Other liabilities	56,383	–

Total liabilities	5,835,403	6,847,922
Commitments and contingent liabilities	–	–

Stockholders' equity:
Common stock, $0.01 par value; 215,456,000 shares authorized as of December 31, 2014 and 2013; 149,985,476 and 130,575,516 shares issued as of December 31, 2014 and 2013, respectively; 139,297,282 and 119,887,322 shares outstanding as of December 31, 2014 and 2013, respectively	1,499,855	1,305,755
Additional paid in capital	89,310,820	73,999,860
Accumulated deficit	(75,624,428)	(58,306,999)
Accumulated other comprehensive income	575,676	900,254
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	10,480,743	12,617,690

Total liabilities and stockholders' equity	$16,316,146	$19,465,612

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2014	2013

Revenue	$–	$1,000,000
Cost of revenue	–	–
Gross profit	–	1,000,000

Operating costs and expenses:
Research and development	6,323,896	3,082,384
General and administrative	6,600,870	6,464,908
	12,924,766	9,547,292

Loss from operations	(12,924,766)	(8,547,292)

Other income (expense):
Loss on disposal of subsidiaries	(1,069,675)	–
Other income (expense)	(326,916)	(66,177)
Interest income	18,959	34,855
Interest expense	(4,706)	(632)
	(1,382,338)	(31,954)

Loss before income taxes	$(14,307,104)	$(8,579,246)
Income tax	–	–

Net loss	$(14,307,104)	$(8,579,246)

Other comprehensive income (loss)
Foreign currency translation adjustment	(324,578)	(15,344)

Total comprehensive loss	$(14,631,682)	$(8,594,590)

Net loss per share of common stock, basic and diluted	$(0.11)	$(0.07)
Weighted-average shares of common stock outstanding, basic and diluted	135,896,022	119,831,943

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,307,104)	$(8,579,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,689	52,032
Share-based compensation	702,042	431,504
Loss on disposal of subsidiaries	1,069,675	–
Fee paid on disposal of subsidiaries	(430,000)	–
Non-cash issuance of common stock	811,196	–
Non-cash issuance of warrants	239,889	–
Foreign currency translation	–	(14,965)
Changes in operating assets and liabilities:
Accounts receivables, prepayments and other receivables	(24,468)	(7,519)
Accounts payable, accrued expenses and other liabilities	(479,015)	2,066,172
Net cash used in operating activities	(12,329,096)	(6,052,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57,669)	(78,634)
Disposition of property and equipment	5,487	–
Cash acquired from Acquisition	43,502	–
Cash transferred in connection with Hive Out Agreement	(43,502)	–
Change in restricted cash	–	(66,000)
Net cash used in investing activities	(52,182)	(144,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000,000	–
Proceeds from exercise of stock options	101,933	2,090
Payments on loan from related party	(286,124)	–
Net cash provided by financing activities	9,815,809	2,090

Effect of exchange rate change on cash and cash equivalents	233,384	(102,818)

Net decrease in cash and cash equivalents, excluding restricted cash	(2,332,085)	(6,297,384)
Cash and cash equivalents at beginning of period	4,839,486	11,136,870

Cash and cash equivalents at end of period	$2,507,401	$4,839,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,706	$–
Cash paid for income taxes	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity consideration transferred in the Acquisition	$3,750,000	$–
Repurchase and cancellation of common stock in disposal of subsidiaries	$(3,750,000)	$–

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par Value ($0.01)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2013	130,520,137	$1,305,201	$73,566,820	$(49,727,753)	$915,598	$(5,281,180)	$20,778,686

Exercise of stock options	55,379	554	1,536	–	–	–	2,090
Share-based compensation	–	–	431,504	–	–	–	431,504
Net loss	–	–	–	(8,579,246)	–	–	(8,579,246)
Foreign currency translation	–	–	–	–	(15,344)	–	(15,344)

Balance as of December 31, 2013	130,575,516	$1,305,755	$73,999,860	$(58,306,999)	$900,254	$(5,281,180)	$12,617,690

Exercise of stock options	1,984,080	19,841	82,092	–	–	–	101,933
Issuance of common stock	13,939,971	139,400	10,671,796	–	–	–	10,811,196
Issuance of warrants			239,889	–	–	–	239,889
Deemed issuance of shares in reverse merger	13,500,000	135,000	3,615,000	–	–	–	3,750,000
Repurchase and cancellation of shares in Hive Out Agreement	(10,000,000)	(100,000)	–	(3,010,325)	–	–	(3,110,325)
Repurchase and cancellation of shares in Acquisition	(14,091)	(141)	141	–	–	–	–
Share-based compensation	–	–	702,042	–	–	–	702,042
Net loss	–	–	–	(14,307,104)	–	–	(14,307,104)
Foreign currency translation	–	–	–	–	(324,578)	–	(324,578)

Balance as of December 31, 2014	149,985,476	$1,499,855	$89,310,820	$(75,624,428)	$575,676	$(5,281,180)	$10,480,743

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

Going Concern

At December 31, 2014 and 2013 the Company had approximately $78,000 and $1.7 million of working capital (current assets minus current liabilities), respectively. At December 31, 2014, the Company had approximately $2.5 million in cash and $2.7 million in total current liabilities, which includes $395,000 due to an affiliate of the Company, which the Company does not expect to repay prior to a registered equity offering by the Company, and balances of approximately $635,000 currently disputed by the Company. At December 31, 2013, the Company had cash and current liabilities of $4.8 million and $3.6 million, respectively. The Company’s working capital has been reduced in 2014 due to its net loss of $14.3 million that includes $12.3 million net cash used in operating activities comprised of approximately $4.1 million applied to external research and development and clinical program costs, approximately $3.0 million applied to salaries and wages, approximately $1.0 million in general and administrative consultants and contractors and approximately $3.7 million in legal and other professional fees, partially offset by financing cash inflows from the sale of $10 million of equity to Baxter in 2014. The $4.1 million applied to external research and development and clinical program costs primarily related to the Company’s ErepoXen® and OncoHist™ drug candidates. The $3.7 million legal and other professional fees cash outflows in 2014 includes $1.9 million of costs that were incurred during 2013 but paid in 2014. Based on current cash on hand at the date of filing this Annual Report, the Company estimates it has sufficient funds to continue operations through the end of April 2015.

The Company has historically relied principally upon equity financing to fund its operations. Since 2005 the Company has raised approximately $47 million in equity financing, including $10 million from the sale of shares to Baxter in January 2014. From 2005 to date the Company also generated approximately $10 million from fee-for-service and license milestone revenues; however, the Company is not currently engaged in any fee-for service activities; consequently the Company expects that the majority of any new funding raised in the foreseeable future will arise from a combination of:

(a)	In the immediate short term, by the raising of bridge financing through such means as may be open to the Company;
(b)	Within the current fiscal year, by the issuance of new capital through the form of an S-1 Registration Statement or private investment in public equity financing;
(c)	Within 12-18 months by the out-licensing of one of more product candidates or technologies;
(d)	In the longer term, from the receipt of “milestone payments” vested in the important Baxter product license for their PSA-Factor VIII product candidate.

In relation to these possible sources of new capital/cash:

i.	The Company is presently working with multiple parties investigating the raising of additional working capital through either a convertible debt or convertible preferred stock instrument, this by way of a bridge financing.

More specifically, the Company is currently finalizing terms associated with entering into a Securities Purchase Agreement whereby the Company will issue up to an aggregate of $3 million of Senior Secured Collateralized Convertible Promissory Notes (the “Notes”), with a third party, which should generate cash proceeds of approximately $2.8 million, net of costs. The Company estimates the sale of the Notes will provide enough working capital to fund its business through September 2015. Arrangements are being put in place for management and others to provide loan capital independent of the planned bridge financing noted above sufficient to extend the cash “runway” of the Company to at least May 31, 2015; such funding may also be made available alongside the proposed bridge.

ii.	Management is currently taking steps to raise additional working capital in the form of a planned underwritten registered public offering of debt or equity, or a combination of debt and equity. The Company has engaged an investment banker to advise and assist with this planned underwritten public offering, which it hopes to complete by September 30, 2015. The Company has presented its business plan to potential investors, and, based upon the progress of continuing discussions with them, is optimistic it will raise sufficient working capital to meet its obligations through April 30, 2016. The Company needs to raise additional net new capital of a minimum of $9 million prior to September 2015 in order to fund its planned operations through April 30, 2016.

iii.	The Company has also now initiated the process necessary for the out-licensing of our ErepoXen® product candidate, currently in the latter stage of its Phase II(a) clinical trial in Australia.

iv.	While the Company has no direct control over the timing of the matter, the Company has been guided that Baxter hopes to enter Phase I human clinical trials for its PSA-Factor VIII product candidate within 12-18 months. However, no related milestone payments will arise until completion of the relevant clinical advances which cannot be precisely determined at this time.

There can be no assurance that the Company will be successful in our efforts to raise additional working capital by way of a bridge financing, or on any future equity transaction or, even if the Company is successful, that the Company will be able to do so on commercially reasonable terms. Further, due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance that either the Company’s ErepoXen® candidate will lead to any future fees or that Baxter itself will be successful in initiating human clinical trials in the estimated timeframe or that the underlying product will meet the clinical milestones necessary to trigger any payment to the Company under the terms of its license agreement with them.

While the financial statements have been prepared on a going concern basis, if the Company does not successfully conclude the planned bridge financing during April 2015 and the planned follow on public offering by September 2015, there is no assurance that the Company would be able to continue planned operations and these conditions raise substantial doubt about its ability to continue as a going concern.  Under such circumstances, the Company would have to further reduce the planned scale of, or possibly suspend, all of its pre-clinical development initiatives and clinical trials delivered by external service providers.  In addition, the Company would have to reduce general and administrative expenses, and delay or cease the purchase of clinical research services until the Company is able to obtain additional financing. The recoverability and classification of the Company’s intangible assets and goodwill could also be adversely affected.

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

Preparation of Financial Statements

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

Certain research and development and general and administrative expense classifications for the year ended December 31, 2013 on the consolidated statement of comprehensive loss have been reclassified to conform to the current period presentation. In addition, certain property and equipment classifications as of December 31, 2013 have been reclassified to conform to the current period presentation.

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic UK and its wholly owned subsidiaries: Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

In accordance with the reverse acquisition guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”), the consolidated financial statements for the year ended December 31, 2013 of the Company (the accounting acquiree) are a continuation of the financial statements of Xenetic UK (the accounting acquirer), adjusted to retroactively change Xenetic UK’s legal capital to reflect the legal capital of the Company. This adjustment was calculated based upon the share exchange ratio of 56 new shares of Company common stock for every whole 175 shares of Xenetic UK capital stock previously issued and outstanding. Comparative information preserved in these consolidated financial statements is also retroactively adjusted to reflect the legal capital of the Company. The legal capital at December 31, 2014 reflects the legal capital of the Company after the Acquisition date and therefore requires no adjustment.

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

The Company’s cash and cash equivalents and restricted cash are measured at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy because they are valued using quoted prices for the years ended December 31, 2014 and 2013. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities.

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

Restricted Cash

As of December 31, 2014, restricted cash represents a certificate of deposit that matures annually, and secures the Company’s outstanding letter of credit of $66,000 for the operating lease for new office and laboratory space in Lexington, Massachusetts. The letter of credit is required to be maintained through the term of the lease, which expires in January 2019.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred. The Company periodically reviews the estimated useful lives assigned to property and equipment, and the Company changes its estimates to reflect the results of those reviews. During the first quarter of 2014, the Company completed such a review and, as a result, decreased the estimated useful lives of laboratory and office and computer equipment from four years to three years. Separately, the estimated useful lives of furniture and fixtures and leasehold improvements was increased from four years to five years. The effect of this change in estimate for the year ended December 31, 2014 is not material to the Company’s financial position or results of operations.

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

In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the Company assesses intangible assets with indefinite lives for impairment at least annually as of October 1, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not (that is, a likelihood of more than 50%) that the acquired IPR&D is impaired. If the Company chooses to first assess the qualitative factors and it is determined that it is not more likely than not acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to perform in some periods but not in others.

The determinations as to whether, and, if so, the extent to which, acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding the probability of success and the timing of projected cash flows, projected future financial condition and operating results, changes in the manner of the use and development of the acquired assets, the Company’s overall business strategy, and regulatory, market and economic environment and trends. No impairment was recorded during the years ended December 31, 2014 or 2013.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. See Note 3, Acquisitions, for further information on the goodwill activity related to the Acquisition and the subsequent disposal of subsidiaries. Goodwill is not amortized, but in accordance with ASC 350, the Company assesses goodwill for impairment at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company performs its annual impairment review as of October 1.

In addition, the Company assesses market conditions, industry developments and internal operations to determine if events or changes in the business environment indicate the carrying value of goodwill may not be fully recoverable. No impairment was recorded during the years ended December 31, 2014 or 2013.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360 Property, Plant and Equipment, the Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. No such impairments were recorded during the years ended December 31, 2014 or 2013.

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value.

Foreign Currency Translation

The Company’s reporting currency is United States (“US”) dollars. During the years ended December 31, 2014 and 2013, the Company had operations in the United Kingdom (“UK”), US and Germany. The functional currencies of the operations in the UK, US and Germany are their local currencies: British pounds sterling, US dollars and euros, respectively. Assets and liabilities of foreign operations are translated to US dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into US dollars are included in stockholders’ equity as a component of other comprehensive income. The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as the company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Realized and unrealized gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are recognized in “Other (expense) income” in the consolidated statements of comprehensive loss. Monetary assets and liabilities that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in “Other (expense) income” in the consolidated statements of comprehensive loss.

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

License, collaboration and other

The terms of the Company’s license agreements include delivery of an Intellectual Property (“IP”) license to a collaboration partner. The Company may be compensated under license arrangements through a combination of non-refundable upfront payments, development and regulatory objective payments and royalty payments on future product sales by partners. Non-refundable upfront payments and development and regulatory objective payments received by the Company in license and collaboration arrangements that include future obligations, such as supply obligations, are recognized ratably over the Company’s expected performance period under each respective arrangement. The Company makes its best estimate of the period over which the Company expects to fulfil the Company’s performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period. Non-refundable upfront license fees received, whereby continued performance or future obligations are considered inconsequential or perfunctory to the relevant licensed technology, are recognized as revenue upon delivery of the technology.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to Clinical Research Organizations and Clinical Manufacturing Organizations and other outside expenses. The Company expenses research and development costs as incurred. The Company expenses upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition.

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

Stock option compensation expenses are based on the fair value of the underlying option calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. The expected volatility rates are estimated based on the actual volatility of the Company and of comparable public companies over the expected term. The expected terms represent the time that options are expected to be outstanding. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of US Treasury securities with maturities consistent with the estimated expected term of the awards. Upon exercise, stock options are redeemed for newly issued shares of common stock.

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense, less expense for expected forfeitures, is recognized on a straight-line basis over the requisite vesting period of the awards. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. The Company generally determines that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees that vest based solely on service conditions is subject to re-measurement at each reporting period until the options vest and is recognized on a straight-line basis over the requisite vesting period of the awards.

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

Warrants

In connection with certain financing and collaboration arrangements, the Company issues warrants to purchase shares of its common stock to its collaborative partners. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of common stock are recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as compensation expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 9, Stockholders’ Equity.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis.

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

Basic and diluted net loss per share are the same for the years ended December 31, 2014 and 2013 as the Company was in a net loss position. Potentially dilutive non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, who is the Company’s chief executive officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment.

Operating Leases

The Company leases administrative and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Business Combinations

The Company has a history of engaging in acquisition transactions that require the Company to evaluate whether the transaction meets the criteria of a business combination and, in some cases, whether it meets the definition of a reverse merger. For those acquisitions that meet the criteria for a reverse merger, the Company evaluates the entities involved to distinguish the appropriate accounting acquirer and acquiree according to ASC 805. If the transaction does not meet the business combination requirements, the transaction is accounted for as a recapitalization and no goodwill or intangible assets are recognized. If the acquisition meets the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

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

The fair value of the consideration transferred in the reverse merger was $3.75 million. This was calculated as the number of shares of common stock that Xenetic UK would have had to issue in order for the Company’s shareholders to hold the same equity interest in the combined entity immediately following the acquisition (approximately 9.2%), multiplied by the estimated fair value of the Company’s common stock on the acquisition date (£0.06 per share). The estimated fair value of the Company’s common stock was based on the price of the Company’s stock on the acquisition date, which was actively traded on the Alternative Investments Market of the London Stock Exchange in the United Kingdom. In addition, Xenetic UK incurred approximately $3 million of transaction costs related to the reverse merger. The Company recognized approximately $0.5 million and $2.5 million of transaction costs related to the reverse merger in general and administrative expenses on the consolidated statement of comprehensive loss during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company finalized the purchase accounting for the Acquisition. Management determined the purchase price allocations based on estimates of the fair values of all assets acquired and liabilities assumed. The Company believe that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The fair values of the acquired assets and liabilities assumed are as follows:

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

The Company recorded this divestiture as a separate transaction from the Acquisition that results in the disposal of two of the Company’s subsidiaries. The Disposed Subsidiaries did not record any operations in the combined entity following the Acquisition before they were disposed and these financial statements do not reflect the historical financial statements of the Disposed Subsidiaries as they were previously owned by the accounting acquiree. Accordingly, there are no balances to be recorded as discontinued operations on the statement of comprehensive loss. As a result of the divestiture of the Disposed Subsidiaries, the Company recorded a loss on disposal of subsidiaries of $1,069,675 during the year ended December 31, 2014.

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

Through December 31, 2014, the Company and Baxter continued to engage in research and development activities with no resultant commercial products. $1 million was received and recognized as revenue during the year ended December 31, 2013 related to this collaboration as the Company’s continued performance or future obligations were considered inconsequential or perfunctory. No revenue was recognized during the year ended December 31, 2014.

Baxter is a related party of the Company, with a share ownership of approximately 8.7% and 1.8% of the total issued common stock as of December 31, 2014 and 2013, respectively.

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

SynBio and the Company are each responsible for funding their own research activities. There are no milestone or other research-related payments due under the agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Most recently, similar to the Company’s agreement with Baxter, Serum Institute of India Limited (“Serum Institute”) has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute’s. Upon successful commercialization of any resultant products, the Company is entitled to receive royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories.

Through December 31, 2014, the Company and SynBio continued to engage in research and development activities with no resultant commercial products. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2014 and 2013.

SynBio is an affiliate of the Company, with a share ownership of approximately 41.6% and 45.3% of the total issued common stock as of December 31, 2014 and 2013, respectively. On December 31, 2014, the Company granted SynBio a warrant to purchase 6,745,000 shares of common stock in connection with ongoing collaborative activities. See Note 9, Stockholders’ Equity, for further information on the warrant.

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

Through December 31, 2014, the Company and Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2014 and 2013.

Serum Institute is a related party of the Company, with a share ownership of approximately 9.2% and 10.6% of the total issued common stock as of December 31, 2014 and 2013, respectively. On December 31, 2014, the Company granted Serum Institute a warrant to purchase 3,200,000 shares of common stock in connection with ongoing collaborative activities. See Note 9, Stockholders’ Equity, for further information on the warrant.

OJSC Pharmsynthez

In November 2011, the Company entered into a collaborative research and development license agreement with OJSC Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen® and ImuXen® technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

Pharmsynthez is a related party of SynBio, which is an affiliate of the Company. In addition, one of the Company’s directors is also a director of SynBio and Pharmsynthez.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2014	December 31, 2013
Laboratory equipment	$254,150	$1,106,761
Office and computer equipment	189,459	137,974
Leasehold improvements	92,354	69,296
Furniture and fixtures	50,150	52,904
Property and equipment – at cost	586,113	1,366,935
Less accumulated depreciation	(466,664)	(1,214,332)
Property and equipment – net	$119,449	$152,603

Following the closure of the laboratory in London, approximately $885,000 of fully depreciated laboratory equipment was retired in 2014. Depreciation expense was $83,863 and $52,032 for the years ended December 31, 2014 and 2013, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2013	$3,592,073
Foreign currency translation	73,126
Balance as of December 31, 2013	3,665,199
Acquired from acquisitions	4,129,248
Disposed with Hive Out Agreement	(4,129,248)
Foreign currency translation	(200,042)
Balance as of December 31, 2014	$3,465,157

The goodwill acquired from the Acquisition was disposed in connection with the Hive Out Agreement. See Footnote 3, Acquisitions, for further discussion on the Acquisition and the Hive Out Agreement. As of October 1, 2014 and 2013, the dates of the Company’s annual impairment review, the fair value of the Company’s goodwill balance significantly exceeded its carrying value.

Indefinite-Lived Intangible Assets

The Company’s acquired indefinite-lived intangible asset, OncoHist™, is IPR&D relating to the Company’s business combination with SymbioTec. As of October 1, 2014 and 2013, the dates of the Company’s annual impairment review, the fair value of the Company’s indefinite-lived intangible asset balance was $14.61 million and $10.40 million, respectively, which exceeded its carrying value by approximately 44% and 1%, respectively. The carrying value of OncoHist™ was $9.75 million and $10.32 million as of December 31, 2014 and 2013, respectively. No impairment was recorded during the years ended December 31, 2014 and 2013. The changes in the carrying value reflected herein are solely comprised of the effects of changes in foreign currency.

The Company, with the assistance of an independent third party, calculated the fair value of OncoHist™ by using the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, using Level 3 inputs under the fair value hierarchy. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. This method requires the Company to make long-term projections of the amount and timing of income and expenses related to development and commercialization of the acquired intangible asset and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the discount rate for estimated future after-tax cash flows. Specifically, this method took into account the Company’s estimates of future incremental milestone payments that may be achieved upon completion of certain clinical trial stages, regulatory approval and sales goals upon commercialization, as well as the Company’s expected royalty income based on sales upon commercialization. Projected expenses are based on the Company’s forecasted budget required to complete the development of the IPR&D and are estimates subject to change based on several factors including the results of clinical trials and delays in regulatory approval. The discount rate used is commensurate with the uncertainties associated with the economic estimates described above and reflects the stage of development, the time and resources needed to complete the development of the product and the risks of advancement through regulatory approval processes.

OncoHist™ is not yet commercialized and has not yet begun to be amortized as of December 31, 2014.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
Accrued professional fees	$574,186	$1,106,358
Accrued research costs	573,879	29,682
Accrued payroll and benefits	67,120	99,548
Accrued bonus compensation	–	422,226
Other	194,506	169,053
	$1,409,691	$1,826,867
8.	Income Taxes

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

The components of (loss) before income taxes are as follows:

	Year ended December 31,
	2014	2013
Domestic (US)	$(4,040,654)	$(547,508)
Foreign (UK)	(10,003,427)	(7,855,509)
Foreign (Germany)	(263,023)	(176,229)
Loss before income taxes	$(14,307,104)	$(8,579,246)

The reconciliation of income tax provision (benefit) at the US corporation tax rate, being the rate applicable to the country of domicile of Xenetic Biosciences, Inc. to net income tax provision (benefit) is as follows (prior periods at UK rates):

	Year ended December 31,
	2014	2013
Federal	$(4,860,256)	$(1,994,675)
State	(145,209)	–
Increase in tax losses not recognized	4,949,805	1,461,836
Permanent differences, net	(1,529,190)	674,920
Foreign rate differential	1,184,770	(100,131)
Share-based compensation, net	505,035	9,179
Other	7,273	163
Impairment of IPR&D	–	–
Enhanced research and development tax credits	(112,228)	(51,292)
Net provision (benefit) for income taxes	$–	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2014	2013
Deferred tax assets:
UK net operating loss carryforwards	$9,198,798	$7,735,113
UK capital loss carryforwards	1,874,254	–
US federal net operating loss carryforwards	923,816	242,254
Enhanced research and development tax credits	786,342	713,029
Germany net operating loss carryforwards	393,638	360,763
US state net operating loss carryforwards	233,825	35,929
Accrued expenses	157,329	–
Share-based compensation	52,320	409,391
Depreciation	37,703	–
Other	115,384	24,781
Total deferred tax assets before valuation allowance	13,773,409	9,521,260
Less valuation allowance	(13,773,409)	(9,521,260)
Net deferred tax assets	$–	$–
Deferred tax liability:
Indefinite-lived intangible asset	$(3,080,096)	$(3,257,910)
Total net deferred tax liability	$(3,080,096)	$(3,257,910)

For the years ended December 31, 2014 and 2013, the Company had UK net operating loss carryforwards of $45.99 million and $41.7 million, respectively, US federal net operating loss carryforwards of $2.95 million and $692,153, respectively, US state net operating loss carryforwards of $2.92 million and $690,942, respectively, and Germany net operating loss carryforwards of approximately $1.25 million and $1.14 million, respectively. The UK and Germany net operating loss carryforwards can be carried forward indefinitely. The US federal and state net operating loss carryforwards begin to expire in 2032.

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

As of December 31, 2014 and 2013, the Company recorded uncertain tax positions of zero and $185,961, respectively, due to a claim for research and development tax credits. A full valuation allowance has been provided against the Company’s research and development credits in 2013. In 2014, the Company determined that it is unable to obtain and compile the necessary information to support and defend the recoverability of the research and development tax credits, resulting in the write-off of the previously fully reserved balance. The changes to uncertain tax positions for 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013
Uncertain tax benefits as of January 1	$185,961	$182,251
Gross adjustments in tax positions	(185,961)	–
Gross increases	–	–
Foreign currency translation	–	3,710
Uncertain tax positions as of December 31	$–	$185,961

The Company files income tax returns in the US federal tax jurisdiction and Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the US federal, state, foreign, and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service. Subject to the research and development tax credit claim referred to above, the Company is not currently under examination by any other jurisdiction for these years. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

On January 30, 2014, the Company announced the amendment of the licensing agreement with Baxter in which certain financial and timing aspects of the agreement were modified. As a result, the Company is entitled to receive certain amounts in development, regulatory and sales milestone payments as well as increased royalties on potential net sales. In addition, Baxter SA made a direct equity investment of $10 million in cash in exchange for 10,695,187 shares of the Company’s common stock. See Note 4, Significant Strategic Drug Development Collaborations, for further discussion on the Company’s collaboration agreement with Baxter.

On December 31, 2014, 3,244,784 shares of new common stock were granted to FDS Pharma ASS (“FDS”) in consideration for the performance of services and termination of a prior collaboration agreement between Lipoxen and FDS. The Company determined that the fair value of the shares of common stock granted is more reliably measurable than the fair value of the services received. The Company assessed the fair value of one share of common stock on the measurement date to be $0.25, which is the Company’s quoted price per share of common stock on the OTCQB marketplace exchange on December 31, 2014. As performance by FDS was complete at the issuance date, the Company recorded expense of approximately $812,000 to research and development expense in the consolidated statement of comprehensive loss during the year ended December 31, 2014. FDS is a related party of SynBio, an affiliate of the Company.

Warrants

In connection with the Company’s collaboration agreements, the Company issued warrants to purchase shares of common stock to its collaborative partners. A warrant was also issued to a non-employee director for consulting services provided to the Company. These warrants were fair valued at issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period.

In 2010, Baxter SA was granted a warrant to purchase 4,588,298 new shares of common stock, which were exercisable immediately after issuance and expire on June 30, 2015. These warrants, which were fair valued at $932,000 at the time of issuance, were outstanding as of December 31, 2014 and 2013.

In 2011, Serum Institute was granted a warrant to purchase 2,400,000 new shares of common stock in three tranches of 800,000 each, which are exercisable immediately after issuance and expire in a range of 6 to 18 months after issuance (“Serum Institute 2011 Warrant”). The Serum Institute 2011 Warrant was fair valued at $10,000 at the time of issuance. The Serum Institute 2011 Warrant fully expired over a period spanning 2012 and 2013. Serum Institute did not exercise any warrants during the year ended December 31, 2013. On December 31, 2014, Serum Institute was granted a warrant to purchase 3,200,000 new shares of common stock at an exercise price of $0.77 per share (“Serum Institute 2014 Warrant”). The Serum Institute 2014 Warrant, which was fair valued at approximately $480,000 at the time of issuance, is exercisable in two equal tranches, each with separate non-market, performance-based vesting criteria. The Company uses its judgment to assess the probability and timing of Serum Institute achieving this vesting criteria and estimated that it is probable that the vesting criteria will be achieved for each tranche. These judgments are reassessed at each reporting period until the measurement date is reached.

In connection with the Serum Institute 2014 Warrant grant, warrants to purchase 160,000 aggregate new shares of common stock were issued to Serum Institute employees (“Serum Institute Partner Warrants”) on December 31, 2014 under the same terms and conditions of the Serum Institute 2014 Warrant. The Serum Institute Partner Warrants were fair valued at approximately $24,000 at the time of issuance. The Serum Institute 2014 Warrant and Serum Institute Partner Warrants expire on December 30, 2019 and no warrants were exercised during the year ended December 31, 2014.

In 2011, SynBio was granted a warrant to purchase 3,545,600 new shares of common stock, which was exercisable two years after issuance and expires on December 2, 2016 (“SynBio 2011 Warrant”). The SynBio 2011 Warrant, which was fair valued at $108,000 at the time of issuance, was outstanding as of December 31, 2013. On December 31, 2014, SynBio was granted a warrant to purchase 6,745,000 new shares of common stock at an exercise price of $0.77 per share (“SynBio 2014 Warrant”). The SynBio 2014 Warrant is exercisable in four equal tranches, each with separate non-market, performance-based vesting criteria. The Company uses its judgment to assess the probability and timing of SynBio achieving this vesting criteria and estimated that it is probable that the vesting criteria will be achieved for two of the defined tranches. The warrant tranches expected to vest were fair valued at approximately $506,000 at the time of issuance, The two tranches with vesting criteria not probable to be achieved will not be initially recognized. These judgments are reassessed at each reporting period until the measurement date is reached. Upon issuance of the SynBio 2014 Warrant on December 31, 2014, the SynBio 2011 Warrant was canceled and of no further force and effect.

In connection with the SynBio 2014 Warrant grant, warrants to purchase 320,000 aggregate new shares of common stock were issued to SynBio and Pharmsynthez non-director designees (“SynBio Partner Warrants”) on December 31, 2014 under the same terms and conditions of the SynBio 2014 Warrant. The SynBio Partner Warrants were fair valued at approximately $24,000 at the time of issuance. The SynBio 2014 Warrant expires on December 30, 2019 and no warrants were exercised during the year ended December 31, 2014.

On December 31, 2014, a non-employee director was granted a warrant to purchase 1,600,000 new shares of common stock at an exercise price of $0.77 per share for services provided to the Company. This warrant, which was fair valued at approximately $240,000 at the time of issuance, is exercisable two years after issuance. As performance was completed and the measurement date reached at the time of issuance, the Company recorded expense of approximately $240,000 to general and administrative expenses in the consolidated statement of comprehensive loss during the year ended December 31, 2014. This warrant expires on December 30, 2019 and was still outstanding as of December 31, 2014.

Key assumptions used in the Black-Scholes option pricing model for warrants granted during the year ended December 31, 2014 are as follows:

2014
Weighted-average expected dividend yield (%)	–
Weighted-average expected volatility (%)	103.32
Weighted-average risk-free interest rate (%)	0.96
Weighted-average expected life of option (years)	5.00
Weighted-average exercise price ($)	0.77
Model used	Black-Scholes

10.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards and JSOP awards was $702,042 and $431,504 for the years ended December 31, 2014 and 2013, respectively.

Share-based compensation is classified in the consolidated statements of comprehensive loss as follows:

	Years Ended December 31,
	2014	2013
Research and development expenses	$141,633	$60,980
General and administrative expenses	560,409	370,524
	$702,042	$431,504

Stock Option Modification

Prior to the Acquisition, the Company had two incentive stock plans, the Lipoxen plc Unapproved Share Option Plan (the “2000 Stock Plan”) and the Xenetic Biosciences plc 2007 Share Option Scheme (the “2007 Stock Plan”). Subsequent to the Acquisition, the 2000 and 2007 Stock Plans were converted to reflect the new shares issued by the Company under the Scheme of Arrangement related to the Acquisition. As part of the conversion, option holders under the 2000 and 2007 Stock Plan have the right to subscribe for a number of shares of common stock in the Company (the “Replacement Option Shares”) in exchange for the cancellation and surrender by the option holder of the original options granted by the 2000 and 2007 Stock Plans. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in pounds sterling of the original options, using a foreign currency exchange rate for pounds sterling into US dollars quoted by Barclays Bank plc at 12 noon Greenwich Mean Time (“GMT”) on January 23, 2014, the date of the Acquisition. The conversion of the options is treated as an option modification. The Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation, and determined the option modification does not result in incremental stock compensation cost that is material to the Company’s results of operations during the year ended December 31, 2014.

Stock Options

The Company grants stock option awards to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Equity Incentive Plan (“Stock Plan”). The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the US Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For employee stock options issued in 2014 that qualify as “plain vanilla” stock options in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”), the expected term is based on the simplified method, as defined by SAB 110. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee stock options. For all other employee stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behaviour of the Company’s employees. The expected life of non-employee options is the contractual life of the option. The Company determines the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates in conjunction with the Company’s historical volatility. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. Further, the Company has applied a forfeiture rate of 0% as the Company has not historically experienced forfeitures. During 2013, approximately two million options were forfeited by a management executive as a result of his unanticipated short period of employment; however, the Company views this situation to be an independent event and does not expect this type of forfeiture to reoccur in the future.

Employee Stock Options

During the years ended December 31, 2014 and 2013, 1.08 million and 2.30 million total stock options to purchase shares of common stock were granted under the Stock Plan, respectively, with a weighted average grant date fair value per option share of $0.23 and $0.07, respectively. During the years ended December 31, 2014 and 2013, 1,984,080 and 55,379 stock options were exercised, respectively, and cash received from those stock option exercises was $101,933 and $2,090, respectively.

During the year ended December 31, 2014 and 2013, 0.68 million and 0.45 million total stock options vested, with total fair values of $115,864 and $63,616, respectively. As of December 31, 2014, there was $199,286 of unrecognized share-based compensation related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately two years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	103.36	73.39
Weighted-average risk-free interest rate (%)	1.48	0.92
Weighted-average expected life of option (years)	5.33	4.00
Weighted-average exercise price ($)	0.31	1.22
Model used	Black-Scholes	Black-Scholes

The following is a summary of employee stock option activity for the years ended December 31, 2014 and 2013:

	Number of shares	Weighted-average exercise price	Weighted-average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	4,985,480	0.42
Granted	2,304,000	1.22
Exercised	(55,379)	0.04		$10,663
Forfeited/Expired	(2,011,671)	1.22
Outstanding as of December 31, 2013	5,222,430	0.47	4.68	$432,392
Granted	1,080,000	0.31
Exercised	(1,984,080)	0.05		$509,622
Forfeited/Expired	(132,422)	0.93
Outstanding as of December 31, 2014	4,185,928	0.62	6.86	$80,338

Vested or expected to vest as of December 31, 2014	4,185,928	0.62	6.86	$80,338

Exercisable as of December 31, 2013	4,063,646	$0.30	3.72	$432,392
Exercisable as of December 31, 2014	2,630,024	$0.60	5.48	$80,338

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2014 and the changes during the year ended December 31, 2014 is as follows:

	Number of shares	Weighted-average grant date fair value
Balance as of January 1, 2014	1,158,784	$0.08
Granted	1,080,000	0.23
Vested	(682,880)	0.17
Forfeited	–	–
Balance as of December 31, 2014	1,555,904	$0.15

Non-Employee Stock Options

Share-based compensation expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is subject to re-measurement at each reporting period until the options vest.

During the years ended December 31, 2014 and 2013, 480,000 and zero non-employee stock options were granted under the Stock Plan, respectively, with a weighted average grant date fair value per option share of $0.23 and zero, respectively. No non-employee stock options were exercised during years ended December 31, 2014 and 2013.

During the year ended December 31, 2014 and 2013, 0.26 million and 0.10 million total stock options vested, with total fair values of $62,121 and $18,034, respectively. As of December 31, 2014, there was $88,692 of unrecognized share-based compensation related to non-employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately two years.

Key assumptions used in the Black-Scholes option pricing model for non-employees options during the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	116.22	78.25
Weighted-average risk-free interest rate (%)	1.62	1.75
Weighted-average expected life of option (years)	7.60	5.90
Weighted-average exercise price ($)	0.39	0.52
Model used	Black-Scholes	Black-Scholes

The following is a summary of non-employee stock option activity for the years ended December 31, 2014 and 2013:

	Number of shares	Weighted-average exercise price	Weighted-average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	415,520	$0.52
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding as of December 31, 2013	415,520	0.52	5.90	$49
Granted	480,000	0.25
Exercised	–	–
Forfeited	–	–
Outstanding as of December 31, 2014	895,520	0.39	7.60	$159

Vested or expected to vest as of December 31, 2014	895,520	0.39	7.60	$159

Exercisable as of December 31, 2013	127,736	$0.48	4.38	$49
Exercisable as of December 31, 2014	383,664	$0.42	6.40	$159

A summary of the status of the Company’s non-vested non-employee stock option shares as of December 31, 2014 and the changes during the year ended December 31, 2014 is as follows:

	Number of shares	Weighted-average grant date fair value
Balance as of January 1, 2014	287,784	$0.13
Granted	480,000	0.23
Vested	(255,928)	0.24
Forfeited	–	–
Balance as of December 31, 2014	511,856	$0.21

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

The Company granted 187,406 and 282,508 common stock awards during the years ended December 31, 2014 and 2013, respectively, in exchange for professional services. As all services were rendered in each respective period, compensation expense related to common stock awards of $102,000 and $85,825 was recognized during the years ended December 31, 2014 and 2013, respectively. All common stock awards were authorized but not issued as of December 31, 2014.

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

During 2011, the 2010 JSOP awards fully vested under the terms of the JSOP due to a significant change in beneficial ownership of the Company and the related compensation charges were fully recorded during periods prior to 2013 related to this accelerated vesting. During the first quarter of 2014, the 2012 JSOP awards fully vested under the terms of the JSOP due the achievement of specific share price hurdles and the related compensation charges were fully recorded during the first quarter of 2014 related to this accelerated vesting. As of December 31, 2014, all JSOP awards were fully vested.

The total fair value of the 2012 JSOP awards was $853,889 at the date of issuance. The Company recognized $344,905 and $279,484 of compensation costs during the years ended December 31, 2014 and 2013.

11.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all US employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the year ended December 31, 2014 and 2013, the Company made $31,738 and zero contributions to the 401(k) Plan.

In the UK, the Company has adopted a defined contribution plan (the “UK Plan”) which qualifies under the rules established by HM Revenue & Customs. The UK Plan generally allows all UK employees to contribute a minimum of 3% of salary with no maximum limit. The Company contributes to the plan between 8% and 12% of the employee’s salary, depending upon seniority of the employee. The Company, at its discretion, may also contribute to an employee’s personal pension plan. The Company paid total contributions of $108,439 and $129,353 during the years ended December 31, 2014 and 2013, respectively.

12.	Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $120,299 as prepaid rent as of December 31, 2014, with $90,838 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $73,117 is outstanding as of December 31, 2014, with $56,383 recorded as a non-current liability. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. In addition, the Company leases office space in London, UK, which is due to expire in March 2017. In September 2014, the Company served notice to the landlord of the office space in London in accordance with the terms of the break clause in the lease, with an expected termination date in March 2015. The Company also leased laboratory space in London, UK during 2013, however this lease was terminated in December 2013.

The Company’s contractual commitments under all non-cancelable operating leases as of December 31, 2014 are as follows:

As of December 31,	Total Operating Leases
2015	$94,686
2016	98,645
2017	102,604
2018	106,563
2019	8,908
Total minimum lease payments	$411,406

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense under the Company’s operating leases was $172,821 and $280,606 for the years ended December 31, 2014 and 2013, respectively.

13.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, an affiliate of the Company, of which $395,000 and $681,124 was outstanding as of December 31, 2014 and 2013, respectively. A payment of $286,124 on the outstanding loan was made to SynBio during the year ended December 31, 2014. No payments were made during the year ended December 31, 2013. The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012, the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed at this point that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. The loan is recorded in “Loans due to related parties” within current liabilities as of December 31, 2014 and 2013. The loan does not bear interest at the prevailing market rate for instruments with similar characteristics.

During the year ended December 31, 2014, the Company also received consulting and patent legal services from a firm owned by a non-employee director of the Company. The total amount of services received was $133,381 for the year ended December 31, 2014, with $51,708 included in accounts payable on the consolidated balance sheet as of December 31, 2014. No services were received by the firm in 2013.

Please refer to Note 4, Significant Strategic Drug Development Collaborations, and Note 9, Stockholder’s Equity, for details on arrangements with collaboration partners and non-employee directors that are also related parties.

XENETIC BIOSCIENCES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014 and 2013

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Valuation Allowance	Balance End of Period
2014	$(9,521,260)	(4,252,149)	–	$(13,773,409)
2013	$(9,147,488)	(373,772)	–	$(9,521,260)

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2014, except for certain information with respect to our executive officers, which is included in “Part I – Item 1” of this Annual Report on Form 10-K under the caption “Directors and Executive Officers”.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2014.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2014.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2014.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of stockholders or a Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2014.

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

XENETIC BIOSCIENCES, INC.

April 15, 2015	By:	/s/ MICHAEL SCOTT MAGUIRE
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 15th day of April, 2015.

Signature	Title(s)

/S/ MICHAEL SCOTT MAGUIRE	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael Scott Maguire

/S/ COLIN WILLIAM HILL	Chief Financial Officer
Colin William Hill	(Principal Financial and Accounting Officer)

/S/ FIRDAUS JAL DASTOOR FCS	Director
Firdaus Jal Dastoor FCS

/S/ ARTUR ISAEV	Director
Artur Isaev

/S/ ROMAN KNYAZEV	Director
Roman Knyazev

/S/ MARK LEUCHTENBERGER	Director
Mark Leuchtenberger

/S/ DR. TIMOTHY R. COTE	Director
Dr. Timothy R. Coté

/S/ DARLENE DEPTULA-HICKS	Director
Darlene Deptula-Hicks

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Bylaws (1)
9.1	Scheme of Arrangement (including the Equivalent Document) (4)
9.2	Announcement of Recommended Offer for shares of Xenetic Biosciences plc (5)
9.3	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations (6)
10.01 *	Form of FDS Pharma Intellectual Property Assignment, dated December 2014
10.02 *	Form of SynBio LLC Warrant to Purchase Common Stock, dated December 2014
10.03 *	Form of Serum Institute of India Limited Warrant to Purchase Common Stock, dated December 2014
10.04 *	Form of Firdaus Jal Dastoor Warrant to Purchase Common Stock, dated December 2014
31.1 *	Certification of Michael Scott Maguire, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Colin W. Hill, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from Xenetic Biosciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

_______________

(1)	Incorporated by reference to Registration Statement on Form S-1 filed November 21, 2011
(2)	Incorporated by reference to Current Report on Form 8-K filed February 12, 2013
(3)	Incorporated by reference to Current Report on Form 8-K filed February 27, 2013
(4)	Incorporated by reference to Current Report on Form 8-K filed November 25, 2013
(5)	Incorporated by reference to Current Report on Form 8-K filed November 13, 2013
(6)	Incorporated by reference to Annual Report on Form 10-K filed November 27, 2013
*	Exhibit filed with this report

