Form 10-K/A
period 2014-12-31
Xenetic Biosciences, Inc.
filed 2015-04-30
CIK 1534525

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

As of April 30, 2015 the number of outstanding shares of the registrant’s common stock was 149,985,476.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

Except as described above, there have been no other changes to the Annual Report filed on Form 10-K filed with the SEC on April 15, 2015. This Form 10-K/A does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Form 10-K was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

Unless otherwise noted, all historical information presented in this Form 10-K/A reflects the operations of Xenetic Biosciences (UK) Limited (formerly Xenetic Biosciences plc) (“Xenetic UK”), the accounting acquirer of Xenetic Biosciences, Inc. (the “Company”) in a reverse acquisition transaction that was completed on January 23, 2014 (the “Acquisition”).

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief account of the business experience of each of our executive officers and directors as of April 30, 2015. Each of our directors will hold office until our next annual meeting of shareholders or until his or her successor has been duly elected and qualified.

Name	Age	Position
Michael Scott Maguire	51	President, Chief Executive Officer and Director
Colin W. Hill	69	Secretary, Treasurer, Chief Financial Officer and Director
Firdaus Jal Dastoor, FCS	62	Director (1), (2)
Artur Isaev	44	Director (3)
Roman Knyazev	34	Director (3)
Dr. Timothy R. Coté	54	Director (3)
Darlene Deptula-Hicks	57	Director (1), (2), (3)

(1) Member of the Audit Committee of the Board of Directors

(2) Member of the Compensation Committee of the Board of Directors

(3) Member of the Nominating and Corporate Governance Committee of the Board

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

Colin W. Hill

Mr. Hill has been Secretary, Treasurer, Chief Financial Officer and Director of the Company since January 2014 having been appointed pursuant to terms included in the Company’s acquisition of Xenetic UK. Mr. Hill served as Chief Financial Officer of Xenetic UK from June 2007 to the present. Prior to joining Xenetic UK, he was Finance Director from 2001 to 2003 and non-executive Chairman from 2003 to 2006 of Greenchip Investments plc. Mr. Hill is a Chartered Global Management Accountant and has been a member of the Chartered Institute of Management Accountants since 1968. He has spent 15 years in industry specializing in corporate turnaround and development work before becoming a freelance consultant in 1981. Since that time, he has focused on due diligence relating to corporate finance assignments in small and medium enterprises and public companies with small market capitalizations in the UK, US, and overseas. Between 1998 and 2008 Mr. Hill was Group Finance Director of Arlington Group plc, a company listed on the London Alternative Investments Market (“AIM”) stock exchange. Based upon Mr. Hill’s extensive financial experience, including his experience working with quoted companies on AIM and participation on other boards of directors, the Board believes that Mr. Hill has the appropriate set of skills to serve as a member of our Board.

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

The Board of Directors

The Board of Directors held three meetings during the fiscal year ended December 31, 2014. During the 2014 fiscal year, seven Board members attended 100% of the total number of Board meetings held during the period he or she was a director, and one Board member attended less than 75% of the total number of Board meetings held during the period he was a director. Currently, the Board consists of seven members: Michael Scott Maguire, Colin W. Hill, Firdaus Jal Dastoor, Artur Isaev, Roman Knyazev, Dr. Timothy R. Coté and Darlene Deptula-Hicks. During the fiscal year ended December 31, 2014, Mark Leuchtenberger was the Chairman of the Board. With the resignation of Mark Leuchtenberger on April 16, 2015 from the Board of Directors, the Chairman of the Board position remains vacant at the time of filing this Amendment No. 1 on SEC Form 10-K/A. Please refer to SEC Form 8-K filed on April 21, 2015 for additional information regarding Mr. Leuchtenberger’s resignation from the Board of Directors. Members shall hold office until their successors have been duly elected and qualified. Vacancies on the Board of Directors resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

Committees of the Board

By unanimous vote, on August 19, 2014, the Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee and it adopted charters to govern the conduct, authority and responsibilities of each of these committees. Copies of the current committee charters are available on the Company’s website, WWW.XENETICBIO.COM.

Audit Committee

The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Ms. Deptula-Hicks (Chairperson) and Mr. Dastoor. The Audit Committee (formed in August 2014) held one meeting during 2014. Prior to the formation of the Audit Committee, the Board of Directors as a whole performed the equivalent function. On August 19, 2014, the Board of Directors adopted the Company’s Audit Committee Charter, which provides that the Audit Committee shall consist of at least three members. The resignation of former Director and Audit Committee member, Mark Leuchtenberger, on April 16, 2015 has created a vacancy on the Audit Committee that has not been filled as of April 30, 2015. Any vacancy occurring on the Audit Committee may be filled only by the Board of Directors. A copy of the current Audit Committee Charter is available on the Company’s website, WWW.XENETICBIO.COM. The adequacy of the Audit Committee Charter shall be reassessed annually.

In August 2014, the Board of Directors determined that Ms. Deptula-Hicks, the Chairperson of the Audit Committee, is an “audit committee financial expert” within the meaning of applicable regulations adopted by the SEC.

Compensation Committee

The Compensation Committee is responsible for discharging the Board of Director’s responsibilities relating to the compensation of the directors and executives, and overseeing the Company’s overall compensation structure, policies and programs. Its membership is currently comprised of Ms. Deptula-Hicks and Mr. Dastoor. The Compensation Committee (formed in August 2014) held no meetings during 2014. Prior to the formation of the Compensation Committee, the Board of Directors as a whole performed the equivalent function. On August 19, 2014, the Board of Directors adopted the Company’s Compensation Committee Charter, which provides that it shall consist of no fewer than two members. A copy of the current Compensation Committee Charter is available on the Company’s website, WWW.XENETICBIO.COM. The adequacy of the Compensation Committee Charter shall be reassessed annually.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become board members, consistent with criteria approved by the Board of Directors, and recommending that the Board of Directors select the director nominees for election at each annual meeting of stockholders. In addition, this committee is also responsible for developing and recommending to the Board of Directors a set of corporate governance guidelines applicable to the Company, periodically reviewing such guidelines and recommending any changes thereto, and overseeing the evaluation of the Board of Directors and management. Its membership is currently comprised of Ms. Deptula-Hicks, Dr. Cote, Mr. Knyazev and Mr. Isaev. The Nomination and Corporate Governance Committee (formed in August 2014) held no meetings during 2014. Prior to the formation of this committee, the Board of Directors as a whole performed the equivalent function. On August 19, 2014, the Board of Directors adopted the Company’s Nomination and Corporate Governance Committee Charter, which provides that it shall consist of no fewer than two members. A copy of the current Nominating and Corporate Governance Committee Charter is available on the Company’s website, WWW.XENETICBIO.COM. The adequacy of the Compensation Committee Charter shall be reassessed annually.

Code of Business Conduct and Ethics

On August 19, 2014, the Board of Directors adopted a Code of Business Conduct and Ethics which applies to all employees, including our chief executive officer (who is also our principal executive officer) and our chief financial officer (who is also our principal financial officer). A copy of the current Code of Ethics, which is filed as Exhibit 14 to this Amendment No. 1 filed on Form 10-K/A, is available on the Company’s website, WWW.XENETICBIO.COM.

ITEM 11 – EXECUTIVE COMPENSATION

This item sets forth the compensation information for Michael Scott Maguire, our Chief Executive Officer, Colin W. Hill, our Chief Financial Officer, Gregory Gregoriadis, former Chief Scientific Offer of our wholly owned subsidiary, Lipoxen Technologies Limited and Dr. Henry Hoppe IV, Vice President of Drug Development. (each a “named executive officer” and collectively the “named executive officers” or most highly compensated employees).

Summary Compensation Table

Our compensation programs for our executives have historically consisted primarily of a combination of a competitive base salary, cash bonus combined with equity incentive awards.

The following table sets forth information concerning the compensation of our named executive officers and each of our most highly compensated employees for the years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option/ JSOP Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Scott Maguire	2014	$543,840	$–	$–	$–	$–	$65,261	$609,101
Chief Executive Officer (“CEO”)	2013	524,995	352,035	–	–	–	61,958	938,988
Colin W. Hill	2014	253,133	–	–	–	–	30,376	283,509
Chief Financial Officer (“CFO”)	2013	247,833	–	–	–	–	28,839	276,672
Gregory Gregoriadis	2014	143,790	–	–	–	–	–	143,790
(former) Chief Scientific Officer	2013	160,947	–	–	–	–	–	160,947
Dr. Henry Hoppe IV	2014	200,000	–	–	–	–	15,833	215,833
Vice President of Drug Development	2013	200,000	–	–	–	–	–	200,000
(1)	The amounts represent the aggregate grant date fair value of stock options, including Joint Stock Ownership Plan (“JSOP”) awards, granted during each fiscal year. The valuation of stock options is based on the assumptions and methodology set forth in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2015

Grants of Plan-Based Awards

During the year ended December 31, 2014, there were no grants of plan-based awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2014.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	JSOP Awards (#) Exercisable	JSOP Awards (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option/JSOP Expiration Date
Michael Scott Maguire	6/10/10	247,535	–			–	$0.50	6/9/20
	6/10/10	247,535	–			–	$0.50	6/9/20
	6/10/10			1,234,267	–	–	$0.35	None	(1)
	3/2/12			7,481,815	–	–	$0.53	None	(1)
Colin W. Hill	6/10/10	359,487	–			–	$0.50	6/9/20
	6/10/10	64,000	–			–	$0.50	6/9/20
	6/10/10	23,861	–			–	$0.50	6/9/20
	6/10/10	23,861	–			–	$0.50	6/9/20
	6/10/10	23,862	–			–	$0.50	6/9/20
	6/10/10			467,646	–	–	$0.35	None	(1)
	3/2/12			1,504,466	–	–	$0.53	None	(1)
Dr. Henry Hoppe IV	5/1/12	320,000	–			–	$0.56	4/30/20
	5/1/12	320,000	–			–	$0.91	4/30/21
	5/1/12	–	320,000			–	$1.27	4/30/22
Gregory Gregoriadis	5/26/04	130,232	–			–	$0.04	7/31/15

(1)	The JSOP awards do not carry an expiration date once vested. Please refer to Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2015 for further description of the JSOP awards.

Option Exercises during Fiscal Year

The following table sets forth certain information with respect to options exercised by our named executive officers during the year ended December 31, 2014.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Michael Scott Maguire	1,984,080	$ 509,661

Employment Agreements with our Named Executive Officers

Employment Agreement with Michael Scott Maguire

The Company entered into a written employment agreement with Michael Scott Maguire on November 3, 2009 for a term then commencing and continuing thereafter unless and until terminated by either Mr. Maguire or the Company in writing with not less than twelve months’ notice. Mr. Maguire’s present annual salary under his employment agreement is $543,840. The salary under this agreement is subject to periodic review by the Company without any obligation on the part of the Company to increase. The Company is required to make contributions to its Defined Contribution Pension Scheme, currently being made at a rate of 12% of base salary. Additionally, Mr. Maguire is provided with life insurance coverage equal to four times base salary and is entitled to participate in the Company’s Permanent Health and Private Medical Schemes. He is also eligible to participate in the Company’s bonus and share option/equity incentive schemes in force from time to time. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Mr. Maguire.

Employment Agreement with Colin W. Hill

The Company entered into a written employment agreement with Colin W. Hill in June 2007 for a term commencing June 11, 2007 and continuing thereafter, indefinitely, unless terminated by either Mr. Hill or the Company in writing with not less than twelve months’ notice. Mr. Hill’s present annual salary under his employment agreement is $253,133 and is subject to annual review by the Company without any obligation on the part of the Company to increase. The Company is required to make contributions to a Defined Contribution Personal Pension Scheme, currently being made at a rate of 12% of base salary. Additionally, Mr. Hill is provided with life insurance coverage equal to approximately $114,000. He is also eligible to participate in the Company’s share option/equity incentive schemes in force from time to time but has no contractual entitlement to participate in the Company’s bonus scheme. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Mr. Hill.

Employment Agreement with Dr. Henry Hoppe IV

The Company entered into a written employment agreement with Dr. Henry Hoppe IV in April 2012. Dr. Hoppe’s current annual salary under his employment agreement is $200,000. Dr. Hoppe’s annual base salary shall be re-determined annually by the Chief Executive Officer and or by the Board of Directors and he is eligible for a performance bonus of up to 25% of his then current annual base salary as provided in the agreement. If the Company terminates his agreement without cause or if he terminates his employment agreement with cause, then Dr. Hoppe shall be entitled to a severance payment equal to six months of his annual base salary, plus one month additional salary for each complete year of employment starting with the first anniversary of the effective date of the employment agreement which employment agreement was effective April 2012. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Dr. Hoppe.

Director Compensation Table

The following table sets forth certain information with respect to non-employee director compensation during 2014.

Name		Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Firdaus J. Dastoor		$4,944	$239,889	$–	$–	$244,833
Artur Isaev		4,944	–	–	–	4,944
Roman Knyazev		4,944	–	–	–	4,944
Dr. Timothy Coté		22,917	–	–	3,243	26,160
Darlene Deptula-Hicks		36,250	–	22,538	–	58,788
Sir Brian Richards	*	103,808	–	–	–	103,808
Mark Leuchtenberger	*	33,333	–	33,807	–	67,140

(1)	The amounts represent the aggregate grant date fair value of the warrant award granted during 2014. The valuation of the warrant award is based on the assumptions and methodology set forth in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2015
(2)	The amounts represent the aggregate grant date fair value of stock options granted during 2014. The valuation of stock options is based on the assumptions and methodology set forth in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2015

* These non-employee directors were members of the Board of Directors during a portion of 2014 and subsequently resigned prior to April 30, 2015.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 30, 2015 by (i) each director of the Company; (ii) each named executive officer of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the shares of its common stock. In compiling the table, the Company has relied upon information supplied by such persons and upon information contained in SEC filings.

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

Under applicable Exchange Act rules, a person is also deemed to beneficially own shares which the person has the right to acquire within sixty days. For example, on April 30, 2015, if an individual owns options to acquire 1,000 shares of common stock and those options would be exercisable on or before June 19, 2015, that individual will also be deemed to own those 1,000 shares of common stock on April 30, 2015.

The percentage of shares beneficially owned is based on 149,985,476 shares of common stock outstanding as of April 30, 2015. Unless otherwise indicated, the address for each listed stockholder is c/o Xenetic Biosciences, Inc., 99 Hayden Ave, Suite 230, Lexington, MA 02421.

Name of Beneficial Owner	Number of Shares		Percent of Beneficial Ownership of Common Stock
Named Executive Officers and Directors:
Michael Scott Maguire	11,651,576	(1)	7.7%
Colin W. Hill	3,067,167	(2)	2.0%
Firdaus J. Dastoor	1,959,968	(3)	1.3%
Darlene Deptula-Hicks	40,000	(4)	*
Artur Isaev	–		*
Dr. Timothy Coté	–		*
Roman Knyazev	–		*
All executive officers and directors as a group (7 members)	16,718,711	(5)	11.0%
5% Stockholders
SynBio LLC	69,111,448	(6)	44.1%
Baxter Healthcare SA	17,627,589	(7)	11.4%
Serum Institute of India	17,043,984	(8)	11.1%
*	Represents beneficial ownership of less than one percent.
(1)	The total beneficial ownership consists of 2,440,424 shares of common stock owned directly or through nominee trusts, 8,716,082 JSOP award shares and 495,070 shares issuable upon exercise of options.
(2)	The total beneficial ownership consists of 599,984 shares of common stock owned directly or through nominee trusts, 1,972,112 JSOP award shares and 495,071 shares issuable upon exercise of options.
(3)	The total beneficial ownership consists of 359,968 shares of common stock owned directly or through nominee trusts and 1,600,000 shares issuable upon exercise of warrants.
(4)	The total beneficial ownership consists of 40,000 shares issuable upon exercise of options.
(5)	The total beneficial ownership consists of 3,400,376 shares of common stock owned directly or through nominee trusts, 10,688,194 JSOP award shares, 1,030,141 shares issuable upon exercise of options and 1,600,000 shares issuable upon exercise of warrants.
(6)	The total beneficial ownership consists of 62,366,448 shares of common stock owned directly, including 4,800,000 held in escrow, and 6,745,000 shares issuable upon exercise of warrants. The address of SynBio LLC is Building 2, 55/1, Leninsky Prospekt, Moscow, Russian Federation.
(7)	The total beneficial ownership consists of 13,039,291 shares of common stock owned directly and 4,588,298 shares issuable upon exercise of warrants. The address of Baxter Healthcare SA is Postfach, 8010, Zurich, Switzerland.
(8)	The total beneficial ownership consists of 7,582,400 shares of common stock owned directly, 6,261,584 shares of common stock owned by related affiliates of Serum Institute of India and 3,200,000 shares issuable upon exercise of warrants. The address of Serum Institute of India is S. No. 212/2, Off Soli Poonawalla Road, Hadapsar, Pune, 411028, Maharashtra, India.

Stock-Based Compensation Plans

Prior to the Acquisition, the Company had two incentive stock plans, the Lipoxen plc Unapproved Share Option Plan (the “2000 Stock Plan”) and the Xenetic Biosciences plc 2007 Share Option Scheme (the “2007 Stock Plan”). Subsequent to the Acquisition, the 2000 and 2007 Stock Plans were converted to reflect the new shares issued by the Company under the Scheme of Arrangement related to the Acquisition. As part of the conversion, option holders under the 2000 and 2007 Stock Plan have the right to subscribe for a number of shares of common stock in the Company (the “Replacement Option Shares”) in exchange for the cancellation and surrender by the option holder of the original options granted by the 2000 and 2007 Stock Plans. The number of Replacement Option Shares is determined in the same manner in which the shareholders of Xenetic UK were given the right to acquire shares of common stock in the Company according to the Acquisition. The aggregate exercise price payable in US dollars for Replacement Option Shares is the same as the aggregate exercise price in pounds sterling of the original options, using a foreign currency exchange rate for pounds sterling into US dollars of 1.6531, being the rate quoted by Barclays Bank plc at 12 noon Greenwich Mean Time (“GMT”) on January 22, 2014, the date of the Acquisition.

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

Stock-Based Compensation Plan Information

The following table sets forth information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,694,746	$0.66	15,813,144
Equity compensation plans not approved by security holders	–	–	–
Total	21,694,746	$0.66	15,813,144

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

Relationship with SynBio LLC Generally

SynBio LLC (“SynBio”) is the Company’s largest single shareholder and currently owns approximately 41.6% of the Company’s common stock. In August 2011, the Company entered into a Co-Development Agreement with SynBio, which is still in effect, pursuant to which the Company granted an exclusive license to SynBio to develop pharmaceutical products within Russia and the Commonwealth of Independent States using certain molecule(s) based on SynBio’s technology and the Company’s proprietary technologies: PolyXen®, OncoHist™ and ImuXen®. In return, SynBio granted an exclusive license to the Company to use the pre-clinical and clinical data generated by SynBio in certain agreed upon products and engage in the development of commercial drug candidates.

The Co-Development Agreement provides for the sale of certain research supplies between each company. For the years ended December 31, 2014 and 2013, the Company did not recognized any supply service revenues from sales to SynBio in connection with the Co-Development Agreement.

Loan from SynBio LLC

In May 2011, the Company entered into a short term unsecured loan facility of up to $1.7 million from SynBio. The loan carried an initial stated interest rate of 8.04% payable upon repayment of the loan. The initial due date of the SynBio loan was December 2011. By written agreement, the initial due date was extended to June 2012. During 2012, the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed at this point that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. A payment of $286,124 on the outstanding loan was made to SynBio during the year ended December 31, 2014. As of December 31, 2014, the loan amount outstanding was $395,000.

Relationship with Serum Institute of India Generally

Serum Institute of India (“Serum Institute”) currently owns approximately 9.2% of the Company’s common stock. In the period from 2004 through 2011, the Company entered into and amended certain license and supply agreements with Serum Institute. The original license agreement with Serum Institute was a collaborative Development and Manufacturing Arrangement (“DMA”) to develop agreed upon potential commercial product candidates using the Company’s PolyXen® technology. Following the 2011 amendment, which is still in effect, Serum Institute retained an exclusive license to use the Company’s PolyXen® technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”) in territories excluding the United States of America, European Economic Area, Japan, Russia, the Commonwealth of Independent States, South Korea and other certain territories. Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense.

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

During 2014 and 2013, the Company paid Serum Institute zero and $14,938, respectively, in respect of the supply of PSA and zero and $154,500, respectively, for the supply of PSA-EPO in respect of and for use in the Company’s ErepoXen® human clinical trials being conducted in Australia.

Relationship with Baxter Healthcare SA Generally

Baxter Healthcare SA (“Baxter SA”) currently owns approximately 8.7% of the Company’s common stock. The Company has entered into an exclusive research, development, license and supply agreement with Baxter SA and Baxter Healthcare Corporation (together referred to as “Baxter”) to develop products using the Company’s and Baxter’s proprietary technologies. The agreement with Baxter was originally entered into in August 2005 and has been amended several times, most recently in January 2014. The 2014 amendment resulted in increased development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales.

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

Consulting Services Agreement with Dr. Timothy R. Coté

Dr. Timothy R. Coté is party to a letter agreement with the Company under which he is entitled to an annual fee of $25,000 paid in quarterly installments for his services as Director of the Company. Dr. Coté was appointed to the Board of Directors of the Company on February 7, 2014. In addition his agreement provides for payment of an additional annual fee of between $3,000 and $10,000 as compensation for attendance at up to four board meetings per year plus issuance of options to purchase up to 50,000 shares of our common stock, subject to certain vesting requirements.

Under his agreement, Dr. Coté’s consulting firm, Coté Orphan Drug Consulting, LLC (“CODC”), shall have the exclusive right to advise the Company on all orphan drug filings with the U.S. Food and Drug Administration for so long as Dr. Coté remains a member of the Board of Directors. During 2014, Dr. Coté has charged the Company $26,160 in respect of director services provided and $133,381 for advisory services related to certain orphan drug filings. In addition, CODC charged the Company $43,000 in advisory fees in fiscal year 2013, prior to Dr. Coté’s appointment to the Board of Directors.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange and have not adopted formal independence standards.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the Company’s fees billed for services rendered by Ernst & Young LLP, United Kingdom in 2014 and 2013. All fees described below were approved by our Board of Directors.

	2014	2013
Audit Fees	$332,500	$554,000
Audit-Related Fees	21,000	155,000
Tax Fees	6,000	25,000
Other Fees	–	–
	$359,500	$734,000

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2014 and 2013.

Audit-Related Fees

Audit-related fees during the years ended December 31, 2014 and 2013 include the total fees incurred in connection with consulting services concerning financial accounting and reporting requirements in contemplation of the Company’s transition to a US Securities Exchange Commission registrant.

Tax Fees

Tax fees include the total fees incurred in connection with tax compliance and general advisory services provided during the years ended December 31, 2014 and 2013.

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

Our Board of Directors approved and retained Ernst & Young LLP, United Kingdom to audit our consolidated financial statements for 2014 and 2013 and provide audit-related and tax services in 2014 and 2013. Our Board of Directors reviewed all services provided by Ernst & Young LLP, United Kingdom in 2014 and 2013 and concluded that the services provided were compatible with maintaining its independence.

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

XENETIC BIOSCIENCES, INC.

April 30, 2015	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 30th day of April, 2015.

Signature	Title(s)

/S/ MICHAEL SCOTT MAGUIRE Michael Scott Maguire	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ COLIN WILLIAM HILL Colin William Hill	Chief Financial Officer (Principal Financial Officer)

* Firdaus Jal Dastoor FCS	Director

* Artur Isaev	Director

* Roman Knyazev	Director

* Dr. Timothy R. Coté	Director

* Darlene Deptula-Hicks	Director

*By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
14	Code of Business Conduct and Ethics
31.3	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Colin W. Hill, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

