Form 10-K/A
period 2013-12-31
Xenetic Biosciences, Inc.
filed 2015-07-20
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 3 to
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☒    No  ☐

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 3 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”) to indicate that we are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

XENETIC BIOSCIENCES, INC.

July 20, 2015	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 20th day of July, 2015.

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
Michael Scott Maguire
Attorney-in-Fact

3

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Colin W. Hill, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Michael Scott Maguire, Chief Executive Officer, and Colin William Hill, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4