Form 10-Q
period 2015-06-30
Xenetic Biosciences, Inc.
filed 2015-08-19
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of August 14, 2015 the number of outstanding shares of the registrant’s common stock was 150,513,011.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash	$301,480	$2,507,401
Restricted cash	66,000	66,000
Other receivables	1,722	115,775
Prepaid expenses and other	129,141	88,237
Total current assets	498,343	2,777,413

Property and equipment, net	82,815	119,449
Goodwill	3,283,379	3,465,157
Indefinite-lived intangible assets	9,243,128	9,754,857
Other assets	162,059	199,270

Total assets	$13,269,724	$16,316,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,756,960	$852,760
Accrued expenses	862,113	1,409,691
Other current liabilities	454,986	41,472
Loans due to related parties	395,000	395,000
Total current liabilities	3,469,059	2,698,923
Deferred tax liability	2,918,518	3,080,097
Other liabilities	47,647	56,383

Total liabilities	6,435,224	5,835,403

Commitments and contingent liabilities	–	–

Stockholders' equity:
Common stock, $0.01 par value; 215,456,000 shares authorized as of June 30, 2015 and December 31, 2014; 149,985,476 shares issued as of June 30, 2015 and December 31, 2014; 139,297,282 shares outstanding as of June 30, 2015 and December 31, 2014	1,499,855	1,499,855
Additional paid in capital	89,548,018	89,310,820
Accumulated deficit	(79,180,815)	(75,624,428)
Accumulated other comprehensive income	248,622	575,676
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	6,834,500	10,480,743

Total liabilities and stockholders' equity	$13,269,724	$16,316,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014

Operating costs and expenses:
Research and development	$(555,740)	$(1,032,681)	$(1,590,823)	$(1,597,571)
General and administrative	(803,399)	(1,607,210)	(1,738,625)	(4,001,415)
Loss from operations	(1,359,139)	(2,639,891)	(3,329,448)	(5,598,986)

Other income (expense):
Loss on disposal of subsidiaries	–	–	–	(1,069,675)
Other income (expense)	234,453	(128,186)	(225,515)	(162,607)
Interest income	914	10,698	1,088	11,742
Interest expense	(1,386)	(1,489)	(2,512)	(2,373)
	233,981	(118,977)	(226,939)	(1,222,913)

Loss before income taxes	(1,125,158)	(2,758,868)	(3,556,387)	(6,821,899)
Income tax	–	–	–	–

Net loss	(1,125,158)	(2,758,868)	(3,556,387)	(6,821,899)

Other comprehensive income (loss) from foreign currency translation adjustment	(338,875)	397,760	(327,054)	523,641
Total comprehensive loss	$(1,464,033)	$(2,361,108)	$(3,883,441)	$(6,298,258)

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Weighted-average shares of common stock outstanding, basic and diluted	139,297,282	136,052,498	139,297,282	134,087,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,556,387)	$(6,821,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,828	34,744
Share-based compensation	237,198	432,250
Loss on disposal of subsidiaries	–	1,069,675
Fee paid on disposal of subsidiaries	–	(430,000)
Foreign currency translation	344,676	145,664
Other non-cash transactions	(129,328)	–
Changes in operating assets and liabilities:
Receivables, prepayments and other assets	148,580	(287,605)
Accounts payable, accrued expenses and other liabilities	686,597	(1,478,442)
Net cash used in operating activities	(2,229,836)	(7,335,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,663)	(39,584)
Disposition of property and equipment	6,245	5,487
Cash acquired from the acquisition	–	43,502
Cash transferred in connection with Hive Out Agreement	–	(43,502)
Net cash provided by (used in) investing activities	4,583	(34,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory note	100,000	–
Proceeds from issuance of common stock	–	10,000,000
Proceeds from exercise of stock options	–	101,933
Net cash provided by financing activities	100,000	10,101,933

Effect of exchange rate change on cash and cash equivalents	(80,668)	42,386

Net change in cash and cash equivalents, excluding restricted cash	(2,205,921)	2,774,609
Cash and cash equivalents at beginning of period	2,507,401	4,839,486
Cash and cash equivalents at end of period	$301,480	$7,614,095

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity consideration transferred in the acquisition	$–	$3,750,000
Repurchase and cancellation of common stock in disposal of subsidiaries	$–	$(3,750,000)

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

With the Company’s 2014 move to the United States from the United Kingdom, the Company, having historically been a research organization, is now focused on employing drug development expertise leveraging its 147 issued patents and 90 patent applications to create a proprietary drug pipeline of next generation products.  All the rights over the Company’s patents and licenses are controlled in the United Kingdom.

Going Concern

While these condensed consolidated financial statements have been prepared on a going concern basis, if the Company does not successfully raise additional working capital, there can be no assurance that the Company will be able to continue its operations and these conditions raise substantial doubt about its ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Correction of Identified Errors

During the second quarter of 2015, the Company identified an error in the condensed consolidated financial statements related to the accounting for foreign currency matters. One of the Company’s subsidiary’s functional currency had been incorrectly designated as the Euro instead of British Pound Sterling during the period January 1, 2013 through March 31, 2015. As a result, certain applicable financial results of this entity were being translated to the reporting currency when they should have been first remeasured into the functional currency. In addition, the Company identified an error in the condensed consolidated financial statements related to the pushdown accounting of that subsidiary. The new basis of accounting of the acquired entity formed as a result of the acquisition was not first remeasured into the functional currency before being translated to the reporting currency.

The correction of the errors identified above resulted in the recognition of foreign currency net gains and foreign currency translation net losses. We concluded that these revision adjustments were not material to the Company’s financial position or results of operations for the six months ended June 30, 2015 or any of the prior periods presented. Therefore, we have recognized the cumulative impact in the current reporting period, which resulted in a net gain in other income (expenses) in the condensed consolidated statement of comprehensive loss of $0.24 million for the six months ended June 30, 2015 and a cumulative impact in accumulated other comprehensive income in the condensed consolidated balance sheet of $0.31 million and $0.19 million as of June 30, 2015 and December 31, 2014, respectively.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Xenetic U.K. and its wholly owned subsidiaries: Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

Change in Accounting Principle

During the quarter ended June 30, 2015, the Company elected to apply pushdown accounting to the Company’s acquisition of SymbioTec in 2012. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree. Application of pushdown accounting is treated as a change in accounting principle and was applied retrospectively to the Company’s condensed consolidated financial statements. This change resulted in no impact to the condensed consolidated financial statements for the six months ended June 30, 2015.

Functional Currency Change

Effective April 1, 2015, the functional currency of the Company’s foreign subsidiaries changed from the British Pound Sterling to the U.S. dollar. The changes in the economic facts and circumstances that caused the functional currency to change to that of the parent company include: the closing of the Company’s last office outside of the U.S. during the first quarter of 2015, a shift of financial dependence of the subsidiaries to the parent, as well as the growth of the Company’s operations in U.S. dollar-denominated expenses. The Company translated assets and liabilities of these foreign subsidiaries at the exchange rate in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of accumulated other comprehensive loss. The change in functional currency is applied on a prospective basis. Therefore, any gains and losses that were previously recorded in accumulated other comprehensive loss remain unchanged from March 31, 2015. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on the related footnote disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective approach. Early application is permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new standard on its revenue recognition policy.

The Company has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3. Significant Strategic Drug Development Collaborations

The Company had various research, development, license and supply agreements with Baxter Healthcare SA (“Baxter SA”) and Baxter Healthcare Corporation (together referred to as “Baxter”). During June 2015, in connection with the separation of its biopharmaceuticals business to form Baxalta Incorporated (“Baxalta”), Baxter assigned all of its rights and obligations under its existing agreement with the Company to Baxalta. Other than with respect to the assignment to Baxalta, the Company’s agreements with Baxter will continue with full force and effect. In addition, the Company has various research, development, license and supply agreements with SynBio LLC (“SynBio”), Serum Institute of India (“Serum Institute”) and OJSC Pharmsynthez (“Pharmsynthez”). The Company and its collaborative partners continued to engage in research and development activities with no resultant commercial products through June 30, 2015. No amounts were recognized as revenue related to these agreements during the six months ended June 30, 2015 or 2014.

4. Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2015	December 31, 2014
Laboratory equipment	$255,813	$254,150
Office and computer equipment	35,190	189,459
Leasehold improvements	26,841	92,354
Furniture and fixtures	20,263	50,150
Property and equipment – at cost	338,107	586,113
Less accumulated depreciation	(255,292)	(466,664)
Property and equipment – net	$82,815	$119,449

Depreciation expense was $8,551 and $16,526 for the three months ended June 30, 2015 and 2014, respectively, and $31,463 and $32,515 for the six months ended June 30, 2015 and 2014, respectively.

5. Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2014	$3,665,199
Foreign currency translation	(200,042)
Balance as of December 31, 2014	3,465,157
Foreign currency translation	(181,778)
Balance as of June 30, 2015	$3,283,379

Indefinite-Lived Intangible Assets

The Company’s acquired indefinite-lived intangible asset, OncoHist™, is in-process research and development relating to the Company’s business combination with SymbioTec. The carrying value of OncoHist™ was $9,243,128 and $9,754,857 as of June 30, 2015 and December 31, 2014, respectively. No impairment was recorded during the six months ended June 30, 2015 and 2014. The decrease in the carrying value during the reporting periods is solely comprised of the effects of changes in foreign currency.

6. Income Taxes

During the three and six months ended June 30, 2015 and 2014, there was not a provision for income taxes as the Company incurred losses during these periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $15.1 million and $13.8 million as of June 30, 2015 and December 31, 2014, respectively.

During 2014, the Company had recorded an unrecognized tax position due to a claim for research and development tax credits. A full valuation allowance had been provided against the Company’s research and development credits. In 2014, the Company determined that it is unable to obtain and compile the necessary information to support and defend the recoverability of the research and development tax credits, resulting in the write-off of the previously fully reserved balance. As of June 30, 2015 and December 31, 2014, the Company did not record any unrecognized tax positions.

7. Share-Based Compensation

Total share-based compensation related to stock options, common stock awards, warrants and Joint Share Ownership Plan awards was $89,970 and $43,325 for the three months ended June 30, 2015 and 2014, respectively, and $237,198 and $432,250 for the six months ended June 30, 2015 and 2014, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$51,736	$15,573	$150,881	$30,994
Administrative expenses	38,234	27,752	86,317	401,256
	$89,970	$43,325	$237,198	$432,250

Employee Stock Options

During the six months ended June 30, 2015 and 2014, no employees were granted stock options to purchase shares of common stock. There were no employee stock option exercises during the six months ended June 30, 2015. During the six months ended June 30, 2014, a named executive of the Company exercised 1,984,080 stock options. Cash received from stock option exercise was $101,933. The Company recognized compensation expense related to employee stock options of $20,668 and $11,826 during the three months ended June 30, 2015 and 2014, respectively, and $84,303 and $24,899 during the six months ended June 30, 2015 and 2014, respectively.

Non-Employee Stock Options

No non-employee stock options were granted during the six months ended June 30, 2015 or 2014 and no non-employee stock options were exercised during the six months ended June 30, 2015 or 2014. The Company recognized compensation expense related to non-employee stock options of $4,755 and $5,999 during the three months ended June 30, 2015 and 2014, respectively, and $9,193 and $11,446 during the six months ended June 30, 2015 and 2014, respectively.

Common stock awards

The Company granted 129,331 and 30,514 common stock awards during the three months ended June 30, 2015 and 2014, respectively, and 234,288 and 67,419 common stock awards during the six months ended June 30, 2015 and 2014, respectively, based on the value of the services provided and the average stock price during each respective period. As all services were rendered in each respective period, the Company recognized compensation expense related to common stock awards of $25,500 during each of the three month periods ended June 30, 2015 and 2014 and $51,000 during each of the six month periods ended June 30, 2015 and 2014, respectively. All common stock awards were authorized but not issued as of June 30, 2015.

Warrants

In connection with the Company’s collaboration agreements, the Company issued warrants to purchase 10,425,000 shares of common stock to its collaborative partners on December 31, 2014. A warrant to purchase 1,600,000 shares of common stock was also issued to a non-employee director for consulting services provided to the Company on December 31, 2014. These warrants were fair valued at issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. No warrants to purchase common stock were issued during the six months ended June 30, 2015 or 2014, respectively.

8. Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $105,568 as prepaid rent as of June 30, 2015, with $76,108 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $64,879 is outstanding as of June 30, 2015, with $47,647 recorded as a non-current liability. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. In addition, the Company leases office space in London, U.K., which is due to expire in March 2017. The Company also leased office space in London, U.K. during 2014, however the lease was terminated in March 2015 in accordance with the terms of the lease.

9. Related Party Transactions

In June 2015, the Company issued a promissory note in the amount of $100,000 to Pharmsynthez with a maturity date of July 31, 2015 and a stated interest rate of 8.00% per annum (the “Advance”). In July 2015, the Company repaid the promissory note and accrued interest in accordance with the terms of the promissory note.

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, a related party, of which $395,000 is outstanding as of June 30, 2015 and December 31, 2014, respectively (the “SynBio Loan”). The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012 the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. The loan is recorded in current liabilities as of June 30, 2015. The loan does not bear interest at the prevailing market rate for instruments with similar characteristics. Subsequent to June 30, 2015, the Company entered into a written deferral arrangement whereby SynBio agreed to defer all collections efforts or any default on the note until the earlier of January 31, 2016 or the Company’s completion of a $7 million financing.

The Company has various research, development, license and supply agreements with Baxalta, SynBio, Serum Institute and Pharmsynthez. Baxalta is a related party of the Company, with a share ownership in the Company of approximately 8.7% and 8.9% as of June 30, 2015 and 2014, respectively. SynBio is an affiliate of the Company, with a share ownership in the Company of approximately 41.6% and 40.3% as of June 30, 2015 and 2014, respectively. Serum Institute is a related party of the Company, with a share ownership in the Company of approximately 9.2% and 9.4% as of June 30, 2015 and 2014, respectively. Pharmsynthez is a related party of SynBio, which is an affiliate of the Company. In addition, one of the Company’s directors is also a director of SynBio and Pharmsynthez.

10. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Pharmsynthez providing for the sale of a minimum of a $3 million 10% Senior Secured Collateralized Convertible Promissory Note (the “Note”). The SPA also provides for the issuance of certain warrants up to the amount of the Note. In July 2015, the Company issued the Note in the amount of $3 million plus a warrant to purchase 10 million shares of common stock (the “Warrant”) in accordance with the terms of the SPA. The Note carries a term of one year and is convertible, in whole or in part, at the option of Pharmsynthez into shares of common stock at a conversion price of $0.15. If the Note is not repaid or converted on or before six months from the date of issuance, Pharmsynthez will be issued an additional warrant to purchase 10 million shares of common stock. The Warrant has a five-year term and is exercisable commencing January 1, 2016.

In July 2015, the Company repaid the Advance and accrued interest due to Pharmsynthez in accordance with the terms of the promissory note.

In July 2015, the Company entered into a written deferral arrangement in connection with the SynBio Loan whereby SynBio agreed to defer all collections efforts or any default on the note until the earlier of January 31, 2016 or the Company’s completion of a $7 million financing.

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

The Company, carrying on business as a single operating segment, is a clinical stage biopharmaceutical company that is focused on the research and development of certain pharmaceutical products for use in humans that incorporate the use of its patented and proprietary platform technologies that we believe will enable the creation of novel and next generation drug therapies primarily for orphan indications.

We hold over 147 U.S. and international patents issued, more than 90 patents pending and other proprietary rights to three distinct platform technologies that are designed to treat a variety of indications with potential use advantages over competing products.

Significant Transactions and Recent Developments

Financing

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Pharmsynthez providing for the sale of a minimum of a $3 million, 10% Senior Secured Collateralized Convertible Promissory Note (the “Note”). The SPA also provides for the issuance of certain warrants up to the amount of the Note. In July 2015, the Company issued the Note in the amount of $3 million plus a warrant to purchase 10 million shares of common stock (the “Warrant”) in accordance with the terms of the SPA. The Note carries a term of one year and is convertible, in whole or in part, at the option of Pharmsynthez into shares of common stock at a conversion price of $0.15. If the Note is not repaid or converted on or before six months from the date of issuance, Pharmsynthez will be issued an additional warrant to purchase 10 million shares of common stock. The Warrant has a five-year term and is exercisable commencing January 1, 2016.

Board of Directors

On April 16, 2015, Mark Leuchtenberger, Chairman of the Board, resigned from the Board of Directors. The Chairman of the Board position remains vacant at the time of filing this Quarterly Report on Form 10-Q. There are no known disagreements between the Company and Mr. Leuchtenberger.

Technology Overview

The Company is currently in various stages of development with respect to its three core patented and proprietary technologies, those being PolyXen® (for biologics), OncoHist™ (as a broad spectrum oncology therapy), and ImuXen® (for vaccines).

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
13

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

Our Business Strategy

The Company intends to advance the clinical development of its drug candidates through a combination of conducting its own in-house research and through the use of the outside services of contract manufacturing and research organizations. The OncoHist™ drug candidate for AML has been granted orphan drug designation by the FDA and European Medicines Agency (“EMA”). The Company expects to seek further orphan drug designations relating to this novel potential cancer therapeutic over the next twelve months, working in concert with the Dana Farber Cancer Institute. The advancement of its drug candidates is dependent, in part, on several important co-development collaborations and strategic arrangements. Together with its collaborative partners, Baxalta, a shareholder in the Company, SynBio LLC (“SynBio”), a Russian pharmaceutical company and significant shareholder in the Company, OJSC (“Open Joint Stock Company”) Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company and related party to SynBio and Serum Institute of India Limited (“Serum Institute”), one of India’s largest biotech companies and a shareholder in the Company, the Company is focused on developing its pipeline of next generation bio-therapeutics and novel orphan drugs in oncology based on the Company’s PolyXen®, OncoHist™ and ImuXen® technology platforms.

As part of the Company’s strategy, it out-licenses the rights to twelve drug candidates for research, development and commercialization within certain defined territories including the Russian Federation and Commonwealth of Independent States (“CIS”), with respect to SynBio and Pharmsynthez, and India, with respect to Serum Institute. SynBio, Pharmsynthez and Serum Institute are responsible for funding the research, development and commercialization of each drug candidate in those territories at their own expense. The out-license agreements contain provisions that allow the Company access to all underlying research materials and to receive royalties related to any of these drug candidates that may be approved and marketed in those territories. The Company utilizes its access to that data to determine which of those twelve drug candidates it believes are worthwhile to pursue for research, development and commercialization in the U.S. and elsewhere.

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

Our Technologies

PolyXen®

PolyXen® is a platform technology based on the concept of polysialylation. PSA is a polymer chain composed of sialic acids linked together. Sialic acid is found on the external membrane of a number of cell types in the body. In addition, it is a natural component expressed on the external membrane on a number of bacterial types. The chain of sialic acid molecules can be anywhere from four to over 200 individual sialic acid molecules in length. The Company uses the linear form of PSA called colominic acid. It is a natural, hydrophilic polymer isolated from a bacterial strain of E. coli K1. This natural glycan is negatively charged, non-toxic and is biodegradable. The PSA chain is extensively purified from large-scale bacterial cultures under Current Good Manufacturing Practices conditions, modified to specified sizes and then attached to defined sites on the therapeutic. Both the site of attachment and the length of the PSA chain can enhance the properties of the therapeutic.

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

OncoHist’s™ potency and potential to inhibit growth of cells from various histological origins were confirmed through in-vitro testing against the U.S. National Cancer Institute 60 (“NCI-60”). OncoHist™ was awarded orphan drug designation (Orphan Medicinal Product Designation (“OMPD”)) for treatment of AML by the European Commission in December 2007 and by the FDA in October 2008. OncoHist™ was awarded an additional OMPD status for Acute Lymphocytic Leukemia (“ALL”) by the EMA.

A Phase I-II trial to evaluate the safety and tolerability of OncoHist™ was conducted in 2008 at Saarland University, in Germany with 22 AML patients. Tolerability and safety results were favorable with indications of the drug being immunologically safe. Clinical effects were noted in seven patients with three partial remissions. Most notably, two patients who had received two treatment cycles each experienced stabilization of their disease for seven and 17 months.

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

Based upon our analysis of data from the preliminary AML trial performed by SynBio in the Russian Federation, and data developed in Germany at Saarland University, the Company has undertaken pre-clinical development and IND-enabling animal studies in the U.S. in support of a planned phase I/II(a) IND filing with the FDA in the first half of 2016. Xenetic has had a pre-IND meeting with the FDA to discuss the OncoHist™ AML program. The FDA comments will be addressed by time of IND submission. A Phase I/II Non-Hodgkin’s Lymphoma (“NHL”) safety trial has been completed in Russia. As an integral part of the Company’s strategy, we intend to await later stage clinical data on NHL to determine whether to progress this candidate into U.S. FDA trials.

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate management’s estimates that are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There has been no material change to our critical accounting estimates since those critical accounting estimates described in our Annual Report on Form 10-K filed on April 15, 2015.

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2015 and 2014

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2015 to the fiscal quarter ended June 30, 2014 is set forth below:

Description	Quarter Ended June 30, 2015	Quarter Ended June 30, 2014	Increase (Decrease)	Percentage Change
Operating costs and expenses:
Research and development	$(555,740)	$(1,032,681)	$(476,491)	46.2%
General and administrative	(803,399)	(1,607,210)	(803,811)	50.0%
Loss from operations	(1,359,139)	(2,639,891)	(1,280,752)	48.5%
Other income (expense)	234,453	(128,186)	362,639	282.9%
Interest income	914	10,698	(9,784)	91.5%
Interest expense	(1,386)	(1,489)	103	6.9%
Total other income (expense)	233,981	(118,977)	352,958	296.7%
Net loss	$(1,125,158)	$(2,758,868)	$1,633,710	59.2%

Revenue

The Company recorded no revenues for the quarters ended June 30, 2015 and June 30, 2014.

Cost of Revenue

The Company incurred no cost of revenue for the quarters ended June 30, 2015 and June 30, 2014.

Research and Development

The Company engages in independent research and development (“R&D”) in connection with its various technologies. Overall, our corporate R&D expenses for the quarter ended June 30, 2015 decreased by approximately $477,000, or 46% to $555,740 from $1,032,681 in the comparable quarter in 2014.

The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended June 30, 2015 and 2014:

	Quarter ended,
Category of Expense	June 30, 2015	June 30, 2014
Outside services and Contract Research Organizations	$315,408	$655,847
Salaries and wages	125,941	212,139
Share-based compensation expense	51,736	15,573
Rent	21,796	23,400
Lab consumables	6,214	19,068
Other	34,645	106,654
Total research and development expense	$555,740	$1,032,681

Research and Development by Category of Expense

Outside Services and Contract Research Organization Costs

The decrease in outside services and contract research organization (“CRO”) costs of approximately 52% for the three months ended June 30, 2015 over the comparable period in 2014 is primarily due to the planned deferral of IND-enabling preclinical work conducted in connection with the OncoHist™ program due to working capital constraints. The costs of conducting the ongoing ErepoXen® human clinical trials in Australia were relatively unchanged for the three months ended June 30, 2015 over the comparable period in 2014.

Salaries and Wages

In aggregate, salaries and wages reflect a decrease of approximately 41% for the three months ended June 30, 2015 over the comparable period in 2014. This is related to the elimination of U.K.-based research personnel during 2014 as a result of the closing of the U.K. lab facility. There was no corresponding increase in U.S.-based research personnel.

Share-based Compensation

Share-based compensation expenses increased approximately 232% for the three months ended June 30, 2015 over the comparable period in 2014. The change is due to the normal fluctuations of existing awards plus expensing of new stock option and warrant awards issued on December 31, 2014, resulting in increased expenses during the three months ended June 30, 2015. There were no new awards affecting operations for the three months ended June 30, 2014.

Rent

Rent expense allocated to research and development activities was relatively unchanged for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. During each period, the Company operated the same research and development facility, which shares its space with general and administrative employees.

Lab Consumables

The decrease in lab consumables expense is due to normal fluctuations in the amount of those supplies required for in-house research activities.

Other

The decrease in other expense results from the net aggregate change of all other miscellaneous R&D costs.

General and Administrative

General and administrative expenses decreased by approximately $0.81 million, or 50%, for the quarter ended June 30, 2015 to $0.80 million from $1.61 million in comparable quarter in 2014. The most significant drivers of the change were related to decreases of approximately $366,000 in legal and other professional consulting fees, $249,000 in accounting and regulatory fees and $83,000 in travel expenses. The current period decreases in legal and other professional consulting fees and accounting and regulatory fees are associated with the Company’s strategic transition from a U.K.-based, London AIM quoted, organization, to a U.S.-based, publicly traded company, which was initiated during 2013 and substantially completed by June 30, 2014. There were no costs associated with this strategic transition during the three months ended June 30, 2015. Travel expenses during the three months ended June 30, 2014 were primarily related to the Company’s strategic transition from the U.K. to the U.S., with no comparable costs during the three months ended June 30, 2015.

Other Income (Expense)

Other income (expense) increased approximately $363,000, or 282% to income of $234,453 for the three months ended June 30, 2015 from expense of $128,186 in the comparable quarter in 2014. This increase is primarily related to adjustments to foreign currency translation related to prior period corrections.

Interest Income

Interest income decreased by approximately $10,000, or approximately 91%, to $914 for the three months ended June 30, 2015 from $10,698 during the three months ended June 30, 2014. The decrease is related to decreases in average cash balances maintained in interest bearing accounts.

Interest Expense

Interest expense decreased by $103 for the three months ended June 30, 2015 to $1,386 from $1,489 during the three months ended June 30, 2014. Interest expense is primarily related to a financing arrangement with the landlord of the Company’s office and laboratory lease in the U.S., which commenced in January 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

The comparison of our historical results of operations for the six months ended June 30, 2015 to the six months ended June 30, 2014 is set forth below:

Description	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase (Decrease)	Percentage Change
Operating costs and expenses:
Research and development	$(1,590,823)	$(1,597,571)	$(6,748)	0.4%
General and administrative	(1,738,625)	(4,001,415)	(2,262,790)	56.5%
Loss from operations	(3,329,448)	(5,598,986)	(2,269,538)	40.5%
Loss on disposal of subsidiaries	–	(1,069,675)	1,069,675	100.0%
Other income (expense)	(225,515)	(162,607)	(62,908)	38.7%
Interest income	1,088	11,742	(10,654)	90.7%
Interest expense	(2,512)	(2,373)	(139)	5.9%
Total other expense	(226,939)	(1,222,913)	995,974	81.4%
Net loss	$(3,556,387)	$(6,821,899)	$3,265,512	47.9%

Revenue

The Company recorded no revenues for the six months ended June 30, 2015 and June 30, 2014.

Cost of Revenue

The Company incurred no cost of revenue for the six months ended June 30, 2015 and June 30, 2014.

Research and Development

The Company engages in independent research and development (“R&D”) in connection with its various technologies. Overall, our corporate R&D expenses for the six months ended June 30, 2015 decreased by approximately $7,000 to $1,590,823 from $1,597,571 in the comparable period in 2014.

The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended June 30, 2015 and 2014:

	Six Months Ended,
Category of Expense	June 30, 2015	June 30, 2014
Outside services and Contract Research Organizations	$1,029,537	$1,002,344
Salaries and wages	267,481	361,070
Share-based compensation expense	150,881	30,995
Rent	44,913	32,206
Lab consumables	22,446	19,966
Other	75,565	150,990
Total research and development expense	$1,590,823	$1,597,571

Research and Development by Category of Expense

Outside Services and Contract Research Organization Costs

The increase in outside services and CRO costs of approximately 3% for the six months ended June 30, 2015 over the comparable period in 2014 is primarily due to the continued use of outside consultants for IND-enabling preclinical work conducted in connection with the OncoHist™ program, which was initiated during the first quarter of 2014. While OncoHist™ program expenses were relatively unchanged in each period, during the six months ended June 30, 2014 OncoHist™ program expenses were ramping up and during the six months ended June 30, 2015 OncoHist™ program expenses were trending down due to working capital constraints. The costs of conducting the ongoing ErepoXen® human clinical trials in Australia were relatively unchanged for the six months ended June 30, 2015 over the comparable period in 2014.

Salaries and Wages

In aggregate, salaries and wages reflect a decrease of approximately 26% for the six months ended June 30, 2015 over the comparable period in 2014. This is related to the elimination of U.K.-based research personnel during 2014 as a result of the closing of the U.K. lab facility. There was no corresponding increase in U.S.-based research personnel.

Share-based Compensation

Share-based compensation expenses increased approximately 387% for the six months ended June 30, 2015 over the comparable period in 2014. The change is due to the normal fluctuations of existing awards plus expensing of new stock option and warrant awards issued on December 31, 2014, resulting in increased expenses during the six months ended June 30, 2015. There were no new awards affecting operations for the six months ended June 30, 2014.

Rent

Rent expense allocated to research and development increased approximately 40% for the six months ended June 30, 2015 over the comparable period in 2014. During each period, the Company operated the same research and development facility, which shares its space with general and administrative employees. While the overall rent expense for this facility did not change during these periods, the expense allocated to research and development increased during the six months ended June 30, 2015 due to a change in the Company’s method of allocation.

Lab Consumables

The increase in lab consumables expense is due to normal fluctuations in the amount of those supplies required for in-house research activities.

Other

The decrease in other expense results from the net aggregate change of all other miscellaneous R&D costs.

General and Administrative

General and administrative expenses decreased by approximately $2.26 million, or 56% for the six months ended June 30, 2015 to $1.74 million from $4.00 million in the comparable period in 2014. The most significant drivers of the change were related to a decrease of approximately $779,000 in legal and other professional consulting fees, $631,000 in accounting and regulatory fees and $329,000 in stock compensation. The current period decreases in legal and other professional consulting fees and accounting and regulatory fees are associated with the Company’s strategic transition from a U.K.-based, London AIM quoted, organization, to a U.S.-based, publicly traded company, which was initiated during 2013 and substantially completed as of June 30, 2014. There were no costs associated with this strategic transition during the comparable period in 2015. Stock compensation expense during the six months ended June 30, 2014 included approximately $345,000 in charges related to the accelerated vesting of Joint Share Ownership Plan (“JSOP”) awards. There were no charges associated with JSOP awards during the comparable period in 2015. Charges for salaries included in general and administrative expenses decreased approximately $144,000 for the six months ended June 30, 2015 over the prior comparable period in 2014. This decrease is primarily due to the reduction in U.K.-based general and administrative headcount during 2014 without a proportionate increase in the U.S.-based general and administrative headcount.

Loss on Disposal of Subsidiaries

The loss on disposal of subsidiaries in the amount of $1,069,675 for the six months ended June 30, 2014 arose in connection with the Hive Out Agreement. Pursuant to the Hive Out Agreement the Company received ten million outstanding shares of its common stock in exchange for 100% of the outstanding common stock of the subsidiaries and cash in the amount of $430,000. The six months ended June 30, 2015 had no comparable transaction. The Company does not currently intend to dispose of any other subsidiaries in the near future. Please refer to the Company’s Annual Report filed on Form 10-K filed on April 15, 2015 for further information pertaining to the loss on disposal of subsidiaries.

Other Expense

Other expense decreased approximately $63,000, or 39% to $225,515 for the six months ended June 30, 2015 from $162,607 in the comparable period in 2014. This decrease is primarily related to losses resulting from the high fluctuation of foreign currency exchange rates during the first six months of 2015 over the comparable period in 2014 due to the steady weakening of the British Pound Sterling against the U.S. dollar throughout 2014 and the first six months of 2015. This other expense was partially offset by an increase in other income from adjustments to foreign currency translation related to prior period corrections.

Interest Income

Interest income decreased by $10,654, or approximately 91%, to $1,088 for the six months ended June 30, 2015 from $11,742 during the six months ended June 30, 2014. The decrease is related to decreases in average cash balances maintained in interest bearing accounts.

Interest Expense

Interest expense decreased by $139 for the six months ended June 30, 2015 to $2,512 from $2,373 during the six months ended June 30, 2014. Interest expense is primarily related to a financing arrangement with the landlord of the Company’s office and laboratory lease in the U.S., which commenced in January 2014.

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

For the six months ended June 30, 2015, our working capital decreased due to our net loss of $3.6 million and cash used in operating activities of $2.2 million, which includes approximately $0.6 million in salaries, wages, employee fringe benefits and related taxes, including scientific staff, approximately $0.8 million in program-specific clinical development costs, $0.4 million in legal fees and $0.1 million in accounting and tax consultants.

At June 30, 2015 and December 31, 2014 we had a working capital deficit of $3.0 million and working capital of $78,000, respectively. As of June 30, 2015, we had $0.3 million in cash and $3.5 million in total current liabilities. As of December 31, 2014, we had cash and current liabilities of $2.5 million and $2.7 million, respectively. Included in the working capital deficit at June 30, 2015 is a trade payable in the amount of approximately $485,000 that is being disputed by the Company and a loan from a related party, SynBio, in the amount of $395,000 that is subject to alternative payment arrangements. In July 2015, the Company entered into a written deferral arrangement in connection with the SynBio Loan whereby SynBio agreed to defer all collections efforts or any default on the note until the earlier of January 31, 2016 or the Company’s completion of a $7 million financing.

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Pharmsynthez providing for the sale of a minimum of a $3 million 10% Senior Secured Collateralized Convertible Promissory Note (the “Note”). In July 2015, the Company issued the Note in the amount of $3 million and received proceeds of $3 million in connection with this transaction. The net proceeds are for the general working capital needs of the Company.

The Company will be required to raise additional working capital in order to meet its financial obligations for the next 12 months. We are in advanced negotiations with existing investors to raise bridge financing that will allow us to continue our operations while we pursue a planned financing sufficient to meet our working capital needs for the next 12 months. Although we believe that we will conclude the negotiations for the bridge financing in the third quarter of 2015, there can be no assurance that we will be successful, or, if we are able to do so, that it will be on commercially reasonable terms.

Until we reach commercialization of our technology or receive significant and regular cash flows from our current collaborations or from planned out-licensing of our technology, we expect the trend of accessing capital markets to finance our working capital needs to continue.

The only significant cash receipts that we could expect from our current collaborations would be from Baxalta. Due to the uncertainties and risks inherent in the clinical development process, we are unable to predict precisely when those receipts may occur, if ever. We do not expect any significant receipts to become due before 2016, however there can be no assurance that future receipts will ever become due because they are contingent on positive outcomes from Baxalta’s clinical development efforts in connection with the Factor VIII drug candidate.

We are in the early stages of seeking out-license arrangements for our ErepoXen® technology but do not expect any new income to be generated from such outlicensing before Q1 2016 at the earliest. Due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance our ErepoXen® technology will lead to any future income.

Baxalta currently holds a share warrant entitling them to subscribe for approximately 4.59 million new shares of common stock in the Company at a price of $0.4660 per share. These warrants are due to expire in June 2016. We do not expect Baxalta to exercise these warrants at the prevailing average price of the stock of the Company as quoted on the OTCQB, and in any event, not before June 2016.

Although we are optimistic about our ability to raise additional working capital, there can be no assurance that we will be successful, or even if the Company is successful, that it will be able to do so on commercially reasonable terms. Further, due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance that either the Company’s ErepoXen® candidate will lead to any future fees or that Baxalta itself will be successful in initiating human clinical trials in the estimated timeframe or that the underlying product will meet the clinical milestones necessary to trigger any payment to the Company under the terms of its license agreement with them. As a result, these conditions raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2015 totaled approximately $2.2 million, which includes a net loss of approximately $3.6 million, partially offset by approximately $0.7 million in net decreases in account receivable and increase in accounts payable and accrued expenses, approximately $0.3 million in foreign exchange translation charges and approximately $0.2 million in non-cash charges for share-based compensation. The $2.2 million includes cash expenses of approximately $0.6 million in salaries, wages, employee fringe benefits and related taxes, including scientific staff, approximately $0.8 million in program-specific clinical development costs, $0.4 million in legal fees and $0.1 million in accounting and tax consultants.

Cash flows used in operating activities for the six months ended June 30, 2014 totaled approximately $7.3 million, which includes a net loss of approximately $6.8 million and $0.4 million paid out in connection with the Hive Out Agreement. These were partially offset by $1.5 million in non-cash charges for share-based compensation and loss on disposal of subsidiaries and reduced by approximately $1.8 million in net increase in account receivable and reductions in accounts payable and accrued expenses. The $7.3 million includes cash expenses of approximately $1.26 million in salaries, wages, employee fringe benefits and related taxes, including scientific staff, $0.8 million in professional consultants, approximately $0.9 million in program-specific clinical development costs, $0.9 million in legal fees and $0.7 million in accounting and tax consultants, $0.5 million in regulatory, investor relations and travel expenses and $0.1 million in corporate insurances.

Cash Flows from Investing Activities

For the six months ended June 30, 2015 and 2014, respectively, there were no significant cash sources or uses from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, we raised $100,000 with the issuance of a promissory note. This promissory note was subsequently repaid in July 2015. During the six months ended June 30, 2014, we raised $10 million in financing activities from the sale of approximately 10.7 million shares of common stock to Baxter Healthcare SA. We also raised approximately $102,000 from proceeds in connection with the exercise of approximately 1.98 million stock options by our Chief Executive Officer in January 2014.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has one facility lease obligation and written employment agreements with three key employees.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on the related footnote disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective approach. Early application is permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new standard on its revenue recognition policy.

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

XENETIC BIOSCIENCES, INC.

August 19, 2015	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1 *	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Michael Scott Maguire, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certifications of Michael Scott Maguire, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Exhibit filed with this report
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing

