Form 10-K/A
period 2015-12-31
Xenetic Biosciences, Inc.
filed 2016-04-29
CIK 1534525

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

The approximate aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter June 30, 2015 (based upon the shares of common stock at the closing sale price of the registrant’s common stock listed as reported on the OTC Bulletin Board), was approximately $9,500,000.

As of April 29, 2016 the number of outstanding shares of the registrant’s common stock was 297,790,240.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

On April 28, 2016, the Company issued 145,810,156 new shares of its common stock in connection with the conversion of all convertible promissory notes issued in 2015 and 2016 as well as shares issue pursuant to final closing of an asset purchase agreement, both with PJSC Pharmsynthez (f/k/a OJSC Pharmsynthez) (“Pharmsynthez”) as follows:

•	45,310,156 shares of common stock for the conversion of notes held by Pharmsynthez including the associated interest. Refer to Note 8 Hybrid Debt Instrument and Note 16 Subsequent Events in Part II, Item 8 Financial Statements and Supplementary Data of Form 10-K

•	100,500,000 shares of common stock in consideration for closing of the Company’s purchase of certain intellectual property rights from Pharmsynthez. Refer to Note 3 Acquisitions in Part II, Item 8 Financial Statements and Supplementary Data of Form 10-K

Issuance of the 145,810,156 shares described above are reflected accordingly in this Form 10-K/A.

Except as described above, there have been no other changes to the Annual Report filed on Form 10-K filed with the SEC on March 30, 2016. This Form 10-K/A does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Form 10-K was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief account of the business experience of each of our executive officers and directors as of April 29, 2016. Each of our directors will hold office until our next annual meeting of shareholders or until his or her successor has been duly elected and qualified.

Name	Age	Position
Michael Scott Maguire	52	President, Chief Executive Officer and Director
Dr. Dmitry Genkin	47	Director
Firdaus Jal Dastoor, FCS	63	Director (1), (2)
Darlene Deptula-Hicks	58	Director (1), (2), (3)
Roman Knyazev	35	Director (3)
Dr. Roger Kornberg	68	Director

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

The Board of Directors

The Board of Directors held six meetings during the fiscal year ended December 31, 2015. During the 2015 fiscal year, all Board members attended at least 75% of the total number of Board meetings held during the period he or she was a director. Currently, the Board consists of six members: Michael Scott Maguire, Dr. Dmitry Genkin, Firdaus Jal Dastoor, Darlene Deptula-Hicks, Roman Knyazev and Dr. Roger Kornberg. On April 16, 2015, Mark Leuchtenberger, who was the former Chairman of the Board, resigned from the Board of Directors. The Chairman of the Board position remains vacant at the time of filing this Amendment No. 1 on SEC Form 10-K/A. Please refer to SEC Form 8-K filed on April 21, 2015 for additional information regarding Mr. Leuchtenberger’s resignation from the Board of Directors. Members shall hold office until their successors have been duly elected and qualified. Vacancies on the Board of Directors resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

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

The Audit Committee held four meetings during 2015. Prior to the formation of the Audit Committee, the Board of Directors as a whole performed the equivalent function. On August 19, 2014, the Board of Directors adopted the Company’s Audit Committee Charter, which provides that the Audit Committee shall consist of at least three members. The resignation of former Director and Audit Committee member, Mr. Leuchtenberger, on April 16, 2015 created a vacancy on the Audit Committee that has not been filled as of April 29, 2016. Any vacancy occurring on the Audit Committee may be filled only by the Board of Directors. A copy of the current Audit Committee Charter is available on the Company’s website, WWW.XENETICBIO.COM. The adequacy of the Audit Committee Charter shall be reassessed annually.

Compensation Committee

The Compensation Committee is responsible for discharging the Board of Director’s responsibilities relating to the compensation of the directors and executives, and overseeing the Company’s overall compensation structure, policies and programs. Its membership is currently comprised of Ms. Deptula-Hicks and Mr. Dastoor. The Compensation Committee held two meetings during 2015. Prior to the formation of the Compensation Committee, the Board of Directors as a whole performed the equivalent function. On August 19, 2014, the Board of Directors adopted the Company’s Compensation Committee Charter, which provides that it shall consist of no fewer than two members. A copy of the current Compensation Committee Charter is available on the Company’s website, WWW.XENETICBIO.COM. The adequacy of the Compensation Committee Charter shall be reassessed annually.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become board members, consistent with criteria approved by the Board of Directors, and recommending that the Board of Directors select the director nominees for election at each annual meeting of stockholders. In addition, this committee is also responsible for developing and recommending to the Board of Directors a set of corporate governance guidelines applicable to the Company, periodically reviewing such guidelines and recommending any changes thereto, and overseeing the evaluation of the Board of Directors and management. Its membership is currently comprised of Ms. Deptula-Hicks and Mr. Knyazev. The Nomination and Corporate Governance Committee held one meeting during 2015. On August 19, 2014, the Board of Directors adopted the Company’s Nomination and Corporate Governance Committee Charter, which provides that it shall consist of no fewer than two members. A copy of the current Nominating and Corporate Governance Committee Charter is available on the Company’s website, WWW.XENETICBIO.COM. The adequacy of the Compensation Committee Charter shall be reassessed annually.

Code of Business Conduct and Ethics

On August 19, 2014, the Board of Directors adopted a Code of Business Conduct and Ethics which applies to all employees, including our chief executive office (who is also our principal executive officer and our principal financial officer). A copy of the current Code of Ethics, which is filed as Exhibit 14 to the Amendment No. 1 to the Annual Report on Form 10-K filed April 30, 2015, is available on the Company’s website, WWW.XENETICBIO.COM.

ITEM 11 – EXECUTIVE COMPENSATION

This item sets forth the compensation information for Michael Scott Maguire, our Chief Executive Officer, Colin W. Hill, former Chief Financial Officer and current Director of Lipoxen Technologies Limited, Gregory Gregoriadis, former Chief Scientific Officer of our wholly owned subsidiary, Lipoxen Technologies Limited and Dr. Henry Hoppe IV, Vice President of Drug Development. (each is a “named executive officer” and collectively the “named executive officers” or “most highly compensated employees”).

Summary Compensation Table

Our compensation programs for our executives have historically consisted primarily of a combination of a competitive base salary, cash bonus combined with equity incentive awards.

The following table sets forth information concerning the compensation of our named executive officers and each of our most highly compensated employees for the years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option/ JSOP Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Scott Maguire	2015	$505,735	(2)	$–	$–	$1,984,500	$–	$60,688	$2,550,923
Chief Executive Officer	2014	543,840		–	–	–	–	65,261	609,101
Colin W. Hill	2015	148,473	(3)	–	–	–	–	328,121	476,594
(former) Chief Financial Officer	2014	253,133		–	–	–	–	30,376	283,509
Gregory Gregoriadis	2015	10,990	(4)	–	–	–	–	8,185	19,175
(former) Chief Scientific Officer	2014	143,790		–	–	–	–	–	143,790
Dr. Henry Hoppe IV	2015	195,833		–	–	283,500	–	9,792	489,125
Vice President of Drug Development	2014	200,000		–	–	–	–	15,833	215,833

(1)	The amounts represent the aggregate grant date fair value of stock options, including Joint Stock Ownership Plan (“JSOP”) awards, granted during each fiscal year. The valuation of stock options is based on the assumptions and methodology set forth in Note 12 to our audited consolidated financial statements included in Part 8.

(2)	Mr. Maguire’s earned $505,735 for the year ended December 31, 2015, pursuant to his written employment agreement with the Company. Of the 2015 salary amount disclosed above, 50% was paid in cash and 50% was deferred and accrued pursuant to an unwritten arrangement between the Company and Mr. Maguire.

(3)	Colin W. Hill was the Chief Financial Officer and Principal Financial Officer through July 2015. Mr. Hill continues in the capacity of Director of Lipoxen Technologies Limited, a wholly owned subsidiary of the Company. Mr. Hill's 2015 All Other Compensation includes amounts pursuant to his separation settlement agreement with the Company.

(4)	In connection with the Company’s relocation to the U.S., Mr. Gregoriadis’ contract of employment was terminated in January 2014. Amounts shown in the above table reflect salary payments made according to the terms of his written agreement. As of February 2015, the Company had completed its contractual salary payments to Mr. Gregoriadis.

Grants of Plan-Based Awards

During the year ended December 31, 2015, 8 million stock options with an exercise price of $0.42 were granted to our named executive officers under the Xenetic Biosciences, Inc. Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2015.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	JSOP Awards (#) Exercisable	JSOP Awards (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option/JSOP Expiration Date
Michael Scott Maguire	9/06/15	2,333,334	4,666,666			–	$0.42	9/05/25
	6/10/10	495,040	–			–	$0.57	6/09/20
	6/10/10			1,234,267	–	–	$0.35	None	(1)
	3/02/12			7,481,815	–	–	$0.53	None	(1)
Colin W. Hill	6/10/10	495,040	–			–	$0.57	6/09/20
	6/10/10			467,646	–	–	$0.35	None	(1)
	3/02/12			1,504,466	–	–	$0.53	None	(1)
Dr. Henry Hoppe IV	9/06/15	–	1,000,000			–	$0.42	9/05/25
	5/01/12	319,984	–			–	$0.57	4/30/20
	5/01/12	319,984	–			–	$0.93	4/30/21
	5/01/12	319,984	–			–	$1.30	4/30/22

(1)	The JSOP awards do not carry an expiration date once vested. Please refer to Note 12 to our audited consolidated financial statements included in Part 8 for further description of the JSOP awards.

Option Exercises during Fiscal Year

During the year ended December 31, 2015, there were no options exercised by our named executive officers.

Employment Agreements with our Named Executive Officers

Employment Agreement with Michael Scott Maguire

The Company entered into a written employment agreement with Michael Scott Maguire on November 3, 2009 for a term then commencing and continuing thereafter unless and until terminated by either Mr. Maguire or the Company in writing with not less than twelve months’ notice. Mr. Maguire’s present annual salary under his employment agreement is $505,735. The salary under this agreement is subject to periodic review by the Company without any obligation on the part of the Company to increase. The Company is required to make contributions to its Defined Contribution Pension Scheme at a rate of 12% of base salary. Additionally, Mr. Maguire is provided with life insurance coverage equal to four times base salary and is entitled to participate in the Company’s Permanent Health and Private Medical Schemes. He is also eligible to participate in the Company’s bonus and share option/equity incentive schemes in force from time to time. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Mr. Maguire.

Employment Agreement with Colin W. Hill

The Company entered into a written employment agreement with Colin W. Hill in June 2007 for a term commencing June 11, 2007 and continuing thereafter, indefinitely, unless terminated by either Mr. Hill or the Company in writing with not less than twelve months’ notice. While Chief Financial Officer in 2015, Mr. Hill’s annual salary under that employment contract was $234,965. The Company was required to make contributions to a Defined Contribution Personal Pension Scheme at a rate of 12% of base salary. Additionally, Mr. Hill was provided with life insurance coverage. He was also eligible to participate in the Company’s share option/equity incentive schemes in force from time to time but has no contractual entitlement to participate in the Company’s bonus scheme. Mr. Hill’s employment agreement was terminated upon his retirement as the Chief Financial Officer in July 2015. Mr. Hill continues in the capacity as a Director of Lipoxen Technologies Limited, a wholly owned subsidiary of the Company. The Company entered into a separation agreement with Mr. Hill which provided for certain termination payments and benefits, which are included in All Other Compensation in the Summary Compensation Table.

Employment Agreement with Dr. Henry Hoppe IV

The Company entered into a written employment agreement with Dr. Henry Hoppe IV in April 2012. The written employment agreement was amended during 2015. Dr. Hoppe’s current annual salary under his amended employment agreement is $180,000. Dr. Hoppe’s annual base salary shall be re-determined annually by the Chief Executive Officer and or by the Board of Directors and he is eligible for a performance bonus of up to 25% of his then current annual base salary as provided in the agreement. If the Company terminates his agreement without cause or if he terminates his employment agreement with cause, then Dr. Hoppe shall be entitled to a severance payment equal to six months of his annual base salary, plus one month additional salary for each complete year of employment starting with the first anniversary of the effective date of the employment agreement which employment agreement was effective April 2012. The agreement may be terminated by the Company for good cause without notice or payment in lieu of notice to Dr. Hoppe.

Director Compensation Table

The following table sets forth certain information with respect to non-employee director compensation during 2015.

Name		Fees Earned or Paid in Cash ($)	Common Stock Awards ($)		Option Awards (2) ($)	All Other Compensation (3)($)	Total ($)
Dr. Dmitry Genkin		$1,186	$1,872,259	(1)	$354,375	$72,594	$2,300,414
Firdaus J. Dastoor		4,564	–		425,250	–	429,814
Darlene Deptula-Hicks		50,000	–		283,500	–	333.500
Roman Knyazev		4,564	–		354,375	–	358,939
Dr. Roger Kornberg	**	–	–		–	–	–
Artur Isaev	*	3,378	–		–	–	3,378
Dr. Timothy Cote	*	18,750	–		–	4,000	22,750
Mark Leuchtenberger	*	15,385	–		–	–	15,385

(1)	This amount represents the fair value of the common stock issuance during 2015 in consideration for the assignment of a U.S. provisional patent application. The valuation of this issuance is based on the methodology set forth in Note 1 to our audited consolidated financial statements in Part 8
(2)	The amounts represent the aggregate grant date fair value of stock options granted during 2015. The valuation of stock options is based on the assumptions and methodology set forth in Note 12 to our audited consolidated financial statements in Part 8
(3)	These amounts represent fees paid for scientific services rendered to the Company during 2015 outside the scope of their duties as directors of the Board

*	These non-employee directors were members of the Board of Directors during a portion of 2015 and subsequently resigned prior to April 29, 2016
**	Dr. Kornberg was appointed to the Board of Directors in February 2016

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 29, 2016 by (i) each director of the Company; (ii) each named executive officer of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the shares of its common stock. In compiling the table, the Company has relied upon information supplied by such persons and upon information contained in SEC filings.

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

Under applicable Exchange Act rules, a person is also deemed to beneficially own shares which the person has the right to acquire within sixty days. For example, on April 29, 2016, if an individual owns options to acquire 1,000 shares of common stock and those options would be exercisable on or before June 28, 2016, that individual will also be deemed to beneficially own those 1,000 shares of common stock on April 29, 2016.

The percentage of shares beneficially owned is based on 308,478,434 shares of common stock issued as of April 29, 2016. Unless otherwise indicated, the address for each listed stockholder is c/o Xenetic Biosciences, Inc., 99 Hayden Ave, Suite 230, Lexington, MA 02421.

Name of Beneficial Owner	Number of Shares		Percent of Beneficial Ownership of Common Stock
Named Executive Officers and Directors:
Michael Scott Maguire	18,651,546	(1)	5.9%
Dr. Dmitry Genkin	1,570,616	(2)	*
Firdaus J. Dastoor	1,959,968	(3)	*
Darlene Deptula-Hicks	1,040,000	(4)	*
Roman Knyazev	1,250,000	(5)	*
Dr. Roger Kornberg	–		*
All executive officers and directors as a group (6 members)	31,259,960	(6)	9.7%
5% Stockholders
PJSC Pharmsynthez	177,476,823	(7)	52.2%
SynBio LLC	65,866,664	(8)	20.9%
Baxalta Incorporated	17,627,589	(9)	5.6%
Serum Institute of India Limited	17,043,984	(10)	5.5%
OPKO Health, Inc.	10,224,082	(11)	3.3%

*	Represents beneficial ownership of less than one percent.
(1)	The total beneficial ownership consists of 2,440,424 shares of common stock owned directly or through nominee trusts, 8,716,082 JSOP award shares and 7,495,040 shares issuable upon exercise of options.
(2)	The total beneficial ownership consists of 300,008 shares of common stock owned directly, 20,608 shares of common stock issued to FDS Pharma, an entity controlled by Dr. Genkin, and 1,250,000 shares issuable upon exercise of options.
(3)	The total beneficial ownership consists of 359,968 shares of common stock owned directly or through nominee trusts and 1,600,000 shares issuable upon exercise of warrants.
(4)	The total beneficial ownership consists of 1,040,000 shares issuable upon exercise of options.
(5)	The total beneficial ownership consists of 1,250,000 shares issuable upon exercise of options.
(6)	The total beneficial ownership consists of 7,441,686 shares of common stock owned directly or through nominee trusts, 10,688,194 JSOP award shares, 11,530,080 shares issuable upon exercise of options and 1,600,000 shares issuable upon exercise of warrants.
(7)	The total beneficial ownership consists of 145,810,156 shares of common stock owned directly and 31,666,667 shares issuable upon exercise of warrants. The address of PJSC Pharmsynthez is Office Center IT Park, 25 Liter ZH, Krasnogo Kursanta ul., St. Petersburg, 197110, Russia.
(8)	The total beneficial ownership consists of 59,121,664 shares of common stock owned directly, including 4,800,000 held in escrow, and 6,745,000 shares issuable upon exercise of warrants. The address of SynBio LLC is Building 2, 55/1, Leninsky Prospekt, Moscow, Russian Federation.
(9)	The total beneficial ownership consists of 13,039,291 shares of common stock owned directly and 4,588,298 shares issuable upon exercise of warrants. The address of Baxalta Incorporated is 1200 Lakeside Drive, Bannockburn, IL 60015.
(10)	The total beneficial ownership consists of 7,582,400 shares of common stock owned directly, 6,261,584 shares of common stock owned by related affiliates of Serum Institute of India and 3,200,000 shares issuable upon exercise of warrants. The address of Serum Institute of India is S. No. 212/2, Off Soli Poonawalla Road, Hadapsar, Pune, 411028, Maharashtra, India.
(11)	The total beneficial ownership consists of 10,224,082 shares of common stock owned directly. The address of OPKO Health Inc. is 4400 Biscayne Boulevard, Miami, FL 33137.

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

Stock-Based Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	49,943,674	$0.49	1,971,576
Equity compensation plans not approved by security holders	–	–	–
Total	49,943,674	$0.49	1,971,576

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Relationship with SynBio LLC

SynBio LLC (“SynBio”) is the Company’s largest single shareholder and currently owns 20.2% of the Company’s common stock. In August 2011, the Company entered into a Co-Development Agreement with SynBio, which is still in effect, pursuant to which the Company granted an exclusive license to SynBio to develop pharmaceutical products within Russia and the Commonwealth of Independent States using certain molecule(s) based on SynBio’s technology and the Company’s proprietary technologies: PolyXen™, OncoHist™ and ImuXen™. In return, SynBio granted an exclusive license to the Company to use the pre-clinical and clinical data generated by SynBio in certain agreed upon products and engage in the development of commercial drug candidates.

The Co-Development Agreement provides for the sale of certain research supplies between each company. For the years ended December 31, 2015 and 2014, the Company did not recognized any supply service revenues from sales to SynBio in connection with the Co-Development Agreement.

Loan from SynBio LLC

In May 2011, the Company entered into a short term unsecured loan facility of up to $1.7 million from SynBio. The loan carried an initial stated interest rate of 8.04% payable upon repayment of the loan. The initial due date of the SynBio loan was December 2011. By written agreement, the initial due date was extended to June 2012. During 2012, the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed at this point that as of July 1, 2012, no further interest on the outstanding loan balance will be accrued. No payments were made to SynBio in repayment of the loan during the year ended December 31, 2015. As of December 31, 2015, the loan amount outstanding was $395,000. During 2015, the Company entered into a forbearance agreement with SynBio in regards to the loan which provided for the deferral of all collection efforts and any default on the loan until the earlier of the completion of a $7 million capital raise or June 30, 2016.

Relationship with Serum Institute of India

Serum Institute of India (“Serum Institute”) currently owns 4.5% of the Company’s common stock. In the period from 2004 through 2011, the Company entered into an amended certain license and supply agreements with Serum Institute. The original license agreement with Serum Institute was a collaborative Development and Manufacturing Arrangement (“DMA”) to develop agreed upon potential commercial product candidates using the Company’s PolyXen™ technology. Following the 2011 amendment, which is still in effect, Serum Institute retained an exclusive license to use the Company’s PolyXen™ technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”) in territories excluding the United States of America, European Economic Area, Japan, Russia, the Commonwealth of Independent States, South Korea and other certain territories. Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense.

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

During 2015 and 2014, the Company recognized expense of approximately $115,000 and zero related to Serum Institute in respect of the supply of PSA or for the supply of PSA-EPO in respect of and for use in the Company’s ErepoXen™ human clinical trials being conducted in Australia.

Relationship with Pharmsynthez

Pharmsynthez currently owns 47.3% of the Company’s common stock. In November 2011, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen™ and ImuXen™ technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

Financing Agreements with Pharmsynthez

In July 2015, the Company entered into a Securities Purchase Agreement with Pharmsynthez providing for the issuance of certain promissory notes and certain warrants to purchase shares of the Company’s common stock.

In November 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with AS Kevelt and Pharmsynthez. The APA provided for the transfer to the Company of certain intellectual property rights with respect to the immunomodulatory product candidate Virexxa® held by AS Kevelt In April 2016, the Company completed its purchase of the intellectual property rights associated with the APA and the Company issued 100,500,000 shares of common stock pursuant to the agreement.

The APA also provided for the Company’s issuance of certain convertible promissory notes and warrants to purchase shares of the Company’s common stock. During Q1 2016, the Company issued $3.5 million of convertible promissory notes to Pharmsynthez receiving $3.5 million in cash proceeds. In April 2016, Pharmsynthez converted all of its convertible promissory notes (both the July 2015 note and the Q1 2016 notes) and associated interest into 45,310,156 shares of common stock.

Relationship with Baxalta Incorporated

Baxalta Incorporated (“Baxalta”) currently owns approximately 4.2% of the Company’s common stock. The Company has entered into an exclusive research, development, license and supply agreement with Baxter SA and Baxter Healthcare Corporation (together referred to as “Baxter”) to develop products using the Company’s and Baxter’s proprietary technologies. The agreement with Baxter was originally entered into in August 2005 and has been amended several times, most recently in January 2014. The 2014 amendment resulted in increased development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales. During June 2015, in connection with the separation of its biopharmaceuticals business to form Baxalta, Baxter assigned all of its rights and obligations under its existing agreement with the Company to Baxalta.

Baxalta Incorporated $10 Million Equity Investment in the Company

In connection with the January 2014 amendment, the Company entered into a stock purchase agreement with Baxalta (initially entered into with Baxter SA and subsequently transferred to Baxalta), pursuant to which the Company sold to Baxalta 10,695,187 shares of the Company’s common stock, par value $0.01 per share (the “Shares”) for $10 million. Pursuant to the stock purchase agreement, Baxalta agreed that until the earlier of (i) three months after the effective date of a listing of the Company’s common stock on the NASDAQ Stock Market or (ii) January 29, 2015 (such earlier date, the “Lock-Up Expiration Date”), Baxalta would not assign, transfer, sell or dispose of the Shares to any party other than a wholly owned subsidiary. In addition, Baxalta agreed that until the 12 month anniversary of the Lock-Up Expiration Date, it would not sell or offer to sell any shares of the Company’s common stock in an amount that would exceed 15% of the daily trading volume of Company’s common stock on the principal market or exchange on which the shares of Company’s common stock are traded, and in no event would Baxalta sell or offer to sell more than 15% of the Shares in any one month period. In October 2015, Baxalta agreed in writing to not sell any of its shares currently held before June 30, 2016 and then further to limit the sale of its shares in the Company for an additional six months (to December 2016) to a price of no less than $1.25 per share.

Consulting Services Agreement with Dr. Dmitry Genkin

Dr. Dmitry Genkin is party to a letter agreement with the Company under which he is entitled to an annual fee of £750 paid in quarterly installments for his services as Director of the Company. Dr. Genkin was appointed to the Board of Directors of the Company on September 24, 2015. During 2015, Dr. Genkin charged the Company approximately $1,000 in respect of director services provided. In addition, Dr. Genkin provides research and consulting services to the Company, for which he was paid by the Company approximately $73,000 during the year ended December 31, 2015.

Consulting Services Agreement with Dr. Timothy R. Coté

Dr. Timothy R. Coté is party to a letter agreement with the Company under which he is entitled to an annual fee of $25,000 paid in quarterly installments for his services as Director of the Company. Dr. Coté was appointed to the Board of Directors of the Company on February 7, 2014. In addition his agreement provides for payment of an additional annual fee of between $3,000 and $10,000 as compensation for attendance at up to four board meetings per year plus issuance of options to purchase up to 50,000 shares of our common stock, subject to certain vesting requirements. Dr. Coté did not stand for re-election as a director of the Board on September 24, 2015.

Under his agreement, Dr. Coté’s consulting firm, Coté Orphan Drug Consulting, LLC (“CODC”), shall have the exclusive right to advise the Company on all orphan drug filings with the U.S. Food and Drug Administration for so long as Dr. Coté remains a member of the Board of Directors. During 2015, Dr. Coté charged the Company $18,750 in respect of director services provided and $4,000 for advisory services related to certain orphan drug filings.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange and have not adopted formal independence standards.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the Company’s fees billed for services rendered by our current auditors, Marcum LLP, and our former auditors, Ernst & Young LLP, United Kingdom in 2015 and 2014. All fees described below were approved by our Board of Directors.

	2015	2014
Audit Fees	$218,835	$332,500
Audit-Related Fees	–	21,000
Tax Fees	–	6,000
Other Fees	–	–
	$218,835	$359,500

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2015 and 2014.

Audit-Related Fees

Audit-related fees during the years ended December 31, 2015 and 2014 include the total fees incurred in connection with consulting services concerning financial accounting and reporting requirements in contemplation of the Company’s transition to a U.S. Securities Exchange Commission registrant.

Tax Fees

Tax fees include the total fees incurred in connection with tax compliance and general advisory services provided during the years ended December 31, 2015 and 2014.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee pre-approves all audit and non-audit accounting services provided by our independent, registered accounting firm.

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

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2015. Our Audit Committee reviewed all services provided by Marcum LLP in 2015 and concluded that the services provided were compatible with maintaining its independence.

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

XENETIC BIOSCIENCES, INC.

April 29, 2016	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 29th day of April, 2016.

Signature	Title(s)

/S/ MICHAEL SCOTT MAGUIRE Michael Scott Maguire	President, Chief Executive Officer and Director (Principal Executive Officer)

* Dr. Dmitry Genkin	Director

* Firdaus Jal Dastoor FCS	Director

* Darlene Deptula-Hicks	Director

* Roman Knyazev	Director

* Dr. Roger Kornberg	Director

*By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
14	Code of Business Conduct and Ethics (1)
31.1*	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael Scott Maguire, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Michael Scott Maguire, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Amendment No. 1 to the Annual Report on Form 10-K filed April 30, 2015
*	Filed herewith
**	Furnished herewith

