Form 10-K/A
period 2015-12-31
Xenetic Biosciences, Inc.
filed 2016-05-06
CIK 1534525

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A (“Form 10-K/A #2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”) in order to:

Amend and replace in its entirety the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, Ernst & Young LLP, Reading, United Kingdom, dated April 15, 2015. This 10-K/A #2 is required in order to clarify that Ernst & Young LLP, as predecessor auditor, was not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in par value described in Note 11. Those adjustments were audited by the successor auditor; and

Amend and replace in their entirety the following disclosures included in ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of Form 10-K under the heading RESULTS OF OPERATIONS: 1) the table that sets forth the R&D costs incurred by the Company, by category of expense, for the year ended December 31, 2014 under the caption “Research and Development”, 2) the narrative descriptions of period over period changes in results of operations under the captions “Research and Development by Category of Expense” under Outside Services and Contract Research Organization Costs and Share-based Expense; and 3) the cash flows narrative under the caption “Cash Flows Used in Operating Activities”. The changes are being made in order to reclassify an $811,196 expense representing the fair value of common stock issued in exchange for an intellectual property assignment to the Company made during 2014 and to amend Cash flows used in operating activities for the year ended December 31, 2014 from approximately $12.3 million to approximately $12.7 million.

Except as described above and as previously filed with Amendment No. 1 on Form 10-K/A filed on April 29, 2016, there have been no other changes to the Annual Report filed on Form 10-K filed with the SEC on March 30, 2016. This Form 10-K/A #2 does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A #2 speaks only as of the date the Form 10-K was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A #2 should be read in conjunction with the Form 10-K.

PART II

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

	Year ended December 31,
Category of Expense	2015	2014
Outside services and Contract Research Organizations	$1,794,523	$4,296,795
Share-based expense	886,805	952,829
Salaries and wages	491,623	729,082
Rents	89,354	78,076
Lab consumables	23,711	26,280
Other	148,000	240,834
Total research and development expense	$3,434,016	$6,323,896

Research and Development by Category of Expense

Outside Services and Contract Research Organization Costs

The significant decrease in outside services and contract research organization costs of $2,502,272, or 58.2% for the year ended December 31, 2015 is primarily due to the planned deferral of IND-enabling preclinical work conducted in connection with the OncoHist™ program due to working capital constraints. The costs of conducting the ongoing ErepoXen™ human clinical trials were relatively unchanged as the trials proceeded as planned, with costs of approximately $1.07 million and $1.12 million in 2015 and 2014, respectively.

Share-based Expense

Share-based expense decreased $66,024 or 6.9% to $886,805 for the year ended December 31, 2015 from $952,829 for the prior year. The fluctuation is primarily due to the normal expensing of the fair value of stock option awards and warrants granted to R&D personnel in September 2015 and December 2014. The December 2014 warrant grants did not have a significant impact on the 2014 shared-based payments expense but resulted in a $706,500 expense for the year ended December 31, 2015. The 2014 share-based expense includes $811,196 for the fair value of common stock issued in exchange for an intellectual property assignment to the company made during 2014 compared to $0 for the comparable period in 2015.

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

Cash flows used in operating activities for the year ended December 31, 2014 totaled approximately $12.7 million. The $12.7 million includes net operating cash uses of approximately $7.00 million in consulting, legal and other professional service fees, approximately $3.01 million in salaries and wages, including scientific staff, and approximately $1.80 million in program-specific clinical development costs.

1

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Xenetic Biosciences, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in par value described in Note 11, the consolidated balance sheet of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended (the 2014 financial statements before the effects of the adjustments discussed in Note 11 are not presented herein). Our audit also includes the financial statement schedule. The 2014 financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2014 financial statements, before the effects of the adjustments to retrospectively apply the change in par value described in Note 11, present fairly, in all material respects, the consolidated financial position of Xenetic Biosciences, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in par value described in Note 11 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by the successor auditor.

/s/ Ernst & Young LLP

Reading, United Kingdom

April 15, 2015

2

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits: The attached list of exhibits in the “Exhibit Index” immediately preceding the exhibits to this Form 10-K/A is incorporated herein by reference in response to this item.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

May 6, 2016	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 6th day of May, 2016.

Signature	Title(s)

/S/ MICHAEL SCOTT MAGUIRE Michael Scott Maguire	President, Chief Executive Officer and Director (Principal Executive Officer)

* Firdaus Jal Dastoor FCS	Director

* Darlene Deptula-Hicks	Director

* Roman Knyazev	Director

* Dr. Roger Kornberg	Director

*By: /S/ MICHAEL SCOTT MAGUIRE

Michael Scott Maguire

Attorney-in-Fact

4

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael Scott Maguire, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Michael Scott Maguire, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Amendment No. 1 to the Annual Report on Form 10-K filed April 30, 2015
*	Filed herewith
**	Furnished herewith

5