Form 10-Q
period 2016-03-31
Xenetic Biosciences, Inc.
filed 2016-05-16
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2016

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 333-178082

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of May 16, 2016 the number of outstanding shares of the registrant’s common stock was 308,413,664.

XENETIC BIOSCIENCES, INC

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2016

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2016 (Unaudited)	December 31, 2015

ASSETS
Current assets:
Cash	$1,605,636	$132,229
Restricted cash	66,510	66,510
Prepayment on acquisition	3,744,517	3,744,517
Prepaid expenses and other	236,036	247,298
Total current assets	5,652,699	4,190,554

Property and equipment, net	67,553	62,021
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	113,319	129,306

Total assets	$18,360,078	$16,908,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,629,572	$1,788,521
Accrued expenses	1,536,611	1,487,046
Hybrid debt instrument, net	7,003,005	3,652,749
Other current liabilities	19,372	19,098
Loans due to related parties	157,952	395,000
Total current liabilities	10,346,512	7,342,414

Deferred tax liability	2,918,518	2,918,518
Other liabilities	34,127	38,791

Total liabilities	13,299,157	10,299,723

Stockholders' equity:
Common stock, $0.001 par value; 1,500,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 162,682,334 and 162,013,011 shares issued as of March 31, 2016 and December 31, 2015, respectively; 151,994,140 and 151,324,817 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	162,682	162,013
Additional paid in capital	101,629,219	99,605,997
Accumulated deficit	(91,703,534)	(88,131,899)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	5,060,921	6,608,665

Total liabilities and stockholders' equity	$18,360,078	$16,908,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

Operating costs and expenses:
Research and development	$(429,281)	$(1,035,083)
General and administrative	(1,422,366)	(935,226)
Loss from operations	(1,851,647)	(1,970,309)

Other income (expense):
Change in fair value of derivative liability	136,014	–
Loss on issuance of hybrid debt instrument	(1,584,218)	–
Other expense	(26,414)	(459,968)
Interest income	14	174
Interest expense	(245,384)	(1,126)
	(1,719,988)	(460,920)

Net loss	(3,571,635)	(2,431,229)

Other comprehensive loss from foreign currency translation adjustment	–	11,821

Total comprehensive loss	$(3,571,635)	$(2,419,408)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.02)

Weighted-average shares of common stock outstanding, basic and diluted	151,508,380	139,297,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,571,635)	$(2,431,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,082	163,289
Amortization of hybrid debt instrument discount	139,846	–
Non-cash interest expense	104,760	–
Share-based payments	535,678	147,228
Warrant expense for services	(249,218)	–
Change in fair value of derivative liability	(136,014)	–
Loss on issuance of hybrid debt instrument	1,584,218	–
Prepaid expenses and other assets	(43,931)	(97,346)
Accounts payable, accrued expenses and other liabilities	(147,719)	181,782
Net cash used in operating activities	(1,774,933)	(2,036,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,613)	–
Disposition of property and equipment	–	6,245
Net cash provided by (used in) investing activities	(14,613)	6,245

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	3,500,000	–
Payments on loan from related party	(237,048)	–
Net cash provided by financing activities	3,262,952	–

Effect of exchange rate change on cash	–	459,218

Net change in cash, excluding restricted cash	1,473,406	(1,570,813)
Cash at beginning of period	132,229	2,507,401

Cash at end of period	$1,605,635	$936,588

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$1,126

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid in common stock	$70,813	$–
Non-cash issuance of warrants in connection with debt	$1,701,214	$–
Non-cash recording of derivative liability in connection with debt	$3,346,423	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (the “Company”), incorporated in the state of Nevada and based in Lexington, Massachusetts, is a clinical stage biopharmaceutical company that is focused on the discovery, development and planned commercialization of a new generation of human drug therapies for the treatment of a variety of conditions including anemia, endometrial cancer, refractory Acute Myeloid Leukemia, Cystic Fibrosis and certain other cancers based upon its proprietary and patented drug delivery platform systems and drug development collaborations with major third party pharmaceutical companies around the world.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical collaborators in order to create what we believe will be the next-generation biologic drugs and therapeutics. While we primarily focus on researching and developing orphan oncology drugs, we also have significant interests in drugs being developed by our collaborators to treat, among others, hemophilia and anemia. Our four core proprietary technologies are:

PolyXen™	An enabling biological platform technology designed to extend the circulation in the human body for a variety of existing drug molecules and, thereby, to create potentially superior next generation drug candidates. PolyXen is based on the concept of polysialylation and utilizes polysialic acid, or PSA, which is a biopolymer, comprising a chain of sialic acids molecules. PSA is a natural constituent of the human body, though we obtain our PSA from a bacterial source.
Virexxa®	A small molecule therapeutic with the potential to confer sensitivity to cancer cells to hormone therapeutics that are otherwise insensitive to such treatments. Virexxa, sodium cridanimod, belongs to a class of low-molecular weight synthetic interferon inducers. In addition to its immunomodulatory properties, Virexxa has been shown to increase levels of progesterone receptor expression in tumor tissue of patients who are progesterone receptor deficient, and thus may restore sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Based on preclinical observations, Virexxa may also be therapeutically relevant in other hormone-resistant cancers, such as triple-negative breast cancer. Virexxa has been granted an Orphan Drug Designation by the FDA, for treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy.
OncoHist™	A novel therapeutic platform technology that utilizes the properties of modified human histone H1.3 for targeted cell necrosis or apoptosis programed cell death, which may enable OncoHist to treat a broad range of cancer indications. OncoHist, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, in the cell nucleus, and is therefore expected to be less toxic and immunogenic than other oncology therapies.
ImuXen™	A novel liposomal co-entrapment encapsulation technology designed to maximize both cell and immune system mediated responses. The technology is based on the co-entrapment of the nominated antigen(s) in a liposomal vesicle. The technology when applied may create new vaccines and improve the use and efficacy of certain existing human vaccines.

These proprietary technologies may address unmet needs, improve the performance of existing drugs, and create new patentable drug candidates. All of our drug candidates are in the development stage and none has yet received regulatory approval for marketing in the U.S. by the FDA or by any applicable agencies in other countries.

Going Concern and Management’s Plan

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

In March 2016, the Company engaged an investment banking firm to assist with a proposed sale of the Company’s securities. The Company is optimistic that it will be successful in obtaining financing; however there can be no assurance that it will be able to do so or, if it is able to, that is can do so under commercially reasonable terms. In the event the Company is unsuccessful in this proposed sale, the Company will plan to rely upon proceeds from the sale of up to an additional $6.5 million in securities to PJSC Pharmsynthez (“Pharmsynthez”) as provided for in the November 2015 Asset Purchase Agreement with Pharmsynthez and AS Kevelt (“Kevelt”).

2.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic Biosciences (UK) Limited (“Xenetic UK”) and its wholly owned subsidiaries: Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

3.	Significant Strategic Drug Development Collaborations – Related Parties

The Company has entered into various research, development, license and supply agreements with Baxalta Incorporated (a spinoff of the biopharmaceuticals business from Baxter Healthcare SA and Baxter Healthcare Corporation), SynBio LLC (“SynBio”), Serum Institute of India (“Serum Institute”) and Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2016. No amounts were recognized as revenue related to these agreements during the three months ended March 31, 2016 or 2015.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2016	December 31, 2015
Laboratory equipment	$264,583	$249,969
Office and computer equipment	35,190	35,190
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment – at cost	346,877	332,263
Less accumulated depreciation	(279,324)	(270,242)
Property and equipment – net	$67,553	$62,021

Depreciation expense was $9,082 and $22,912 for the three months ended March 31, 2016 and 2015, respectively.

5.	Hybrid Debt Instrument

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Pharmsynthez providing for the issuance of a minimum of a $3 million 10% Senior Secured Collateralized Convertible Promissory Note (the “SPA Note”). The SPA also provides for the issuance of certain warrants up to the amount of the SPA Note. The convertible debt and its embedded debt-like features were recorded on the face of the condensed consolidated balance sheet within current liabilities as an aggregate hybrid debt instrument. See also Note 12. Subsequent Events.

On November 13, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Pharmsynthez providing for the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “APA Note”) and the transfer to the Company of certain intellectual property rights with respect to Virexxa in exchange for, among others, 111.5 million shares of our common stock. The APA also provides for the issuance of certain warrants covering up to half the amount of the APA Note. During the quarter ended March 31, 2016, the Company issued $3.5 million of convertible debt as well as the associated warrants, both in connection with the APA Note. The convertible debt and its embedded debt-like features were recorded on the face of the condensed consolidated balance sheet within current liabilities as an aggregate hybrid debt instrument. See also Note 12. Subsequent Events.

The fair value of the compound derivatives (both from the SPA Note and the APA Note) are remeasured at each report date until settled, with changes in fair value recognized in the consolidated statement of comprehensive loss as a gain or loss on derivative. Refer to Note 6 Fair Value Measurements for a table showing changes in the combined compound derivative during the three months ended March 31, 2016.

The key assumptions used to calculate the estimated fair value of the compound derivative liability as of March 31, 2016, and as of December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Company stock price	$0.31	$0.51
Expected volatility (%)	115%	105%
Risk-free interest rate (%)	0.52%	0.65%

Upon issuance of the APA Note the offset to debt arising from the associated recording of the compound derivative liability, the warrants and the associated issuance costs exceeded the debt proceeds by $1,584,218. This amount was recorded as a loss in other expense in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016.

Interest expense related to the SPA Note and the APA Note of approximately $245,000 was recognized in interest expense in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016.

The Company also evaluated the provision in the SPA Note that increases the annual interest rate in the event of default and concluded that the initial value of this contingent feature is immaterial to the condensed consolidated financial statements as of March 31, 2016. The Company will evaluate the value of this contingent feature at each reporting period.

6.	Fair Value Measurements

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

The following table provides a summary of the changes in fair value of the compound derivative measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2016.

Balance as of January 1, 2016	$3,544,222
Issuances of compound derivative instrument	3,346,423
Change in fair value of compound derivative instrument	(136,014)
Balance as of March 31, 2016	$6,754,631

There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2015.

7.	Stockholders’ Equity

Common Stock

In November 2015, the Company agreed to issue 111.5 million shares of common stock in connection with the APA. In December 2015, 11 million shares of common stock were issued to Dr. Genkin and Mr. Surkhov pursuant to the APA. As of March 31, 2016, the APA had not closed and 100.5 million shares of common stock remained to be issued pursuant to the APA. See also Note 12. Subsequent Events.

Warrants

In connection with the Company’s issuance of the APA Note in March 2016, the Company issued a warrant to purchase 11.7 million shares of common stock in accordance with the terms of the APA (the “Warrant”). The Warrant has a five-year term and is exercisable commencing March 31, 2016. The exercise price per share under the Warrant is the lessor of $0.20 or 120% of the Public Offering price, in the event there is a Public Offering, as defined in the APA. If the APA Note is not repaid or converted on or before six months from the date of issuance, the Holder will be issued an additional warrant to purchase 11.7 million shares of common stock under the same terms as the Warrant. The Company determined there is a low probability that the Note will not be repaid or converted within the period six months from the date of issuance and, therefore, did not account for the additional warrant as issued. The fair value of the warrant was calculated using the Black-Scholes option pricing model. The key valuation assumptions used consist of the Company’s stock price, a risk free rate of 1.42% and an expected volatility of 135%. Using an allocation of the APA Note proceeds between the relative fair values of the Warrants and the APA Note, the Company recorded the Warrants at a value of $1.7 million on the condensed consolidated balance sheet as equity paid-in-capital. This created a debt discount of $1.7 million that will amortize from the date of issuance through the term of the APA Note.

8.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards, and warrants was $286,460 and $147,228 during the three months ended March 31, 2016 and 2015, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$(193,451)	$99,145
Administrative expenses	479,911	48,083
	$286,460	$147,228

Employee Stock Options

During the three months ended March 31, 2016, the Company granted 400,000 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk free rate of 0.54% and an expected volatility of 123%. There were no employee stock options granted during the same period in 2015. During the three months ended March 31, 2016, the Company extended the exercise expiration date of certain former employee stock option awards resulting in a change in incremental value of approximately $24,000 which was charged to administrative expense. The Company recognized a total of $478,859 and $63,634 of compensation expense related to employee stock options during the three months ended March 31, 2016 and 2015, respectively.

Non-Employee Stock Options

No non-employee stock options were granted no non-employee stock options were exercised during the three months ended March 31, 2016 or 2015. The Company recognized ($971) and $4,438 of compensation expense related to non-employee stock options during the three months ended March 31, 2016 and 2015, respectively.

Common Stock Awards

During the three months ended March 31, 2016 and 2015, the Company granted 285,350 and 104,957 common stock awards, respectively, based on the value of the services provided and the average stock price during each respective quarter. As all services were rendered in each respective quarter, $57,790 and $25,500 of compensation expense related to common stock awards was recognized during each of the three month periods ended March 31, 2016 and 2015, respectively. All common stock awards were authorized but not issued as of March 31, 2016.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock. As of March 31, 2016, and December 31, 2015, warrants to purchase 13,025,000 shares of common stock were outstanding. These warrants were fair valued at each issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. Expense for the three months ended March 31, 2016, was offset by reduction in estimated fair value resulting in a net reduction to expense of $249,218.

The Company issued no warrants in connection with collaboration agreements and consulting services during the three months ended March 31, 2016 and 2015.

9.	Income Taxes

During the three months ended March 31, 2016 and 2015, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $16.5 million and $15.3 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, and December 31, 2015, the net deferred tax liability of $2,918,518 on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of March 31, 2016 and December 31, 2015, the Company did not record any unrecognized tax positions.

10.	Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $83,473 as prepaid rent as of March 31, 2016, with $54,012 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $52,151 is outstanding as of March 31, 2016, with $34,146 recorded as a non-current liability, respectively. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. The Company also leased office space in London, UK during 2014, however the lease was terminated in March 2015 in accordance with the terms of the lease.

11.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, an affiliate of the Company, of which $157,952 and $395,000 was outstanding as of March 31, 2016, and December 31, 2015, respectively. In connection with the APA, the Company made a series of payments during the first quarter of 2016 totaling $237,048 to creditors of Kevelt. Pursuant to the APA such payments are considered direct offsets to the loan with SynBio. No payments were made during the three months ended March 31, 2015. The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012, the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed as of July 1, 2012 that no further interest on the outstanding loan balance would be accrued. The loan is recorded in “Loans due to related parties” within current liabilities.

The Company has entered into various research, development, license and supply agreements with Baxalta, SynBio, Serum Institute and Pharmsynthez. Baxalta is a related party of the Company, with a share ownership of approximately 8.0% and 8.9% as of March 31, 2016 and 2015, respectively. SynBio is an affiliate of the Company, with a share ownership of approximately 36.3% and 40.3% as of March 31, 2016 and 2015, respectively. Serum Institute is a related party of the Company, with a share ownership of approximately 8.5% and 9.4% as of March 31, 2016 and 2015, respectively. Pharmsynthez is a related party of SynBio, which is an affiliate of the Company. In addition, two of the Company’s directors hold leadership positions at SynBio and Pharmsynthez.

12.	Subsequent Events

On April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring certain intellectual property rights with respect to the immunomodulator product Virexxa held by Kevelt including the grant of the worldwide right to develop, market and license Virexxa for certain uses.

In connection with the closing of the APA, the Company issued 100,500,000 shares of its common stock to Pharmsynthez. In addition, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $300,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate was $0.15 per share. As such, the Company issued to Pharmsynthez 45,310,156 shares of common stock in connection with conversion of the convertible notes, which amount, together with the 100,500,000 shares of common stock in connection with the closing of the APA, resulted in an aggregate of 145,810,156 new shares of common stock being issued to Pharmsynthez.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Please also refer to risk factors described on SEC Form S-1 filed on May 9, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related footnotes.

The Company, carrying on business in a single operating segment, is a clinical-stage biopharmaceutical company focused on discovery, research and development of next-generation biologic drugs and novel orphan oncology therapeutics that may contribute to improvements in global human health. Our 200+ patent portfolio covers next generation biologic drugs and novel oncology therapeutics and provides protection for our current drug candidates and positions as well as strategic partnership and commercialization opportunities.

Our objective is to leverage our portfolio to maximize out-license opportunities that generate working capital to both build incremental shareholder value and provide funding necessary to clinically develop our orphan oncology drug candidate pipeline through to market launch.

Our lead product candidates include ErepoXen, a polysialylated form of erythropoietin (EPO) for the treatment of anemia in pre-dialysis patients with chronic kidney disease, and FDA orphan designated oncology therapeutics Virexxa and OncoHist for the treatment of progesterone receptor negative endometrial cancer and refractory Acute Myeloid Leukemia, respectively.

Significant Transactions and Developments

Asset Acquisition and Financing Arrangement

On November 13, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Pharmsynthez providing for the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “APA Note”) and the transfer to the Company of certain intellectual property rights with respect to Virexxa in exchange for, among others, 111.5 million shares of our common stock.. The APA also provides for the issuance of certain warrants covering up to half the amount of the APA Note. During the quarter ended March 31, 2016, the Company issued $3.5 million of convertible debt as well as the associated warrants, both in connection with the APA Note. The convertible debt and its embedded debt-like features were recorded on the face of the consolidated balance sheet within current liabilities as an aggregate hybrid debt instrument.

Subsequent to the reporting period covered herein, on April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring certain intellectual property rights with respect to the immunomodulator product Virexxa held by Kevelt and grant of the worldwide right to develop, market and license Virexxa for certain uses.

In connection with the closing of the APA, the Company issued 100,500,000 shares of its common stock to Pharmsynthez. In addition, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $300,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate as set forth in the notes was $0.15 per share. As such, the Company issued to Pharmsynthez 45,310,156 shares of its common stock in connection with conversion of the convertible notes, which amount, together with the 100,500,000 shares of common stock in connection with the closing of the Asset Purchase Agreement, resulted in an aggregate of 145,810,156 new shares of common stock being issued to Pharmsynthez.

Technology Overview

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical collaborators in order to create what we believe will be the next-generation biologic drugs and therapeutics. While we primarily focus on researching and developing orphan oncology drugs, we also have significant interests in drugs being developed by our collaborators to treat, among others, hemophilia and anemia. Our four core proprietary technologies are:

PolyXen™	An enabling biological platform technology designed to extend the circulation in the human body for a variety of existing drug molecules and, thereby, to create potentially superior next generation drug candidates. PolyXen is based on the concept of polysialylation and utilizes polysialic acid, or PSA, which is a biopolymer, comprising a chain of sialic acids molecules. PSA is a natural constituent of the human body, though we obtain our PSA from a bacterial source.
Virexxa®	A small molecule therapeutic with the potential to confer sensitivity to cancer cells to hormone therapeutics that are otherwise insensitive to such treatments. Virexxa, sodium cridanimod, belongs to a class of low-molecular weight synthetic interferon inducers. In addition to its immunomodulatory properties, Virexxa has been shown to increase levels of progesterone receptor expression in tumor tissue of patients who are progesterone receptor deficient, and thus may restore sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Based on preclinical observations, Virexxa may also be therapeutically relevant in other hormone-resistant cancers, such as triple-negative breast cancer. Virexxa has been granted an Orphan Drug Designation by the FDA, for treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy.

OncoHist™	A novel therapeutic platform technology that utilizes the properties of modified human histone H1.3 for targeted cell necrosis or apoptosis programed cell death, which may enable OncoHist to treat a broad range of cancer indications. OncoHist, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, in the cell nucleus, and is therefore expected to be less toxic and immunogenic than other oncology therapies.
ImuXen™	A novel liposomal co-entrapment encapsulation technology designed to maximize both cell and immune system mediated responses. The technology is based on the co-entrapment of the nominated antigen(s) in a liposomal vesicle. The technology when applied may create new vaccines and improve the use and efficacy of certain existing human vaccines.

These proprietary technologies may address unmet needs, improve the performance of existing drugs, and create new patentable drug candidates. All of our drug candidates are in the development stage and none has yet received regulatory approval for marketing in the U.S. by the FDA or by any applicable agencies in other countries.

Our Business Strategy

Our goal is to become a leader in the development of novel orphan oncology drugs while leveraging our proprietary delivery technology as a vehicle for creating next generation bio-therapeutics.

Our strategy is to pursue a continuous and ongoing effort of out-licensing our PolyXen platform technology to drive short-term, incremental shareholder value and generate working capital to assist in providing the funding required to support our long-term development of orphan oncology drug candidates through regulatory approval and commercialization.

We advance our PolyXen platform technology through collaborative out-license arrangements with global pharmaceutical companies that can apply the resources necessary to bring the drug candidate to worldwide commercialization and with other partners that in-license our technology on a restrictive-market basis. The latter provides access to clinical data which can assist us in making decisions about potential monetization in larger markets.

We believe our orphan oncology drug candidates may meet an established and unmet therapeutic need for a relatively limited population of patients, and products with very high sales potential – benefiting from more favorable price and reimbursement policies.

We advance our drug candidates through a combination of conducting our own in-house research and through the use of contract manufacturing and contract research organizations in order to efficiently manage the Company’s overheads. Continuous pipeline growth and advancement of out-licensed drug candidates is dependent, in part, on several important co-development collaborations and strategic arrangements. Together with our collaborative partners, we are focused on developing our pipeline of next generation bio-therapeutics and novel orphan drugs in oncology based primarily on our PolyXen, OncoHist and Virexxa proprietary technologies.

Our Technologies

PolyXen™

PolyXen is a drug delivery technology designed to extend the circulation in the human body for a variety of existing drug molecules and, thereby, to create potentially superior next generation drug candidates. It is based on the concept of polysialylation and utilizes polysialic acid (PSA), which is a biopolymer, comprising a chain of sialic acids molecules. PSA is a natural constituent of the human body, though Xenetic obtains its PSA from a bacterial source.

Sialic acid is found on the external membrane of a number of cell types in the body. In addition, it is a natural component expressed on the external membrane on a number of bacterial types. The chain of sialic acid molecules can be anywhere from 4 to over 200 individual sialic acid molecules in length. We use the linear form of PSA called colominic acid. It is a natural, hydrophilic polymer isolated from a bacterial strain of E. coli K1. This natural glycan is negatively charged, non-toxic and is biodegradable. The PSA chain is extensively purified from large-scale bacterial cultures under current Good Manufacturing Practices (cGMP), modified to specified sizes and then attached to defined sites on the therapeutic in order to enhance the properties of the therapeutic. The major effect of PSA addition to a therapeutic is to change the apparent hydrodynamic radius of the molecule. This physical alteration then changes a number of the biological characteristics of the therapeutic.

Both the length and the site of attachment of the PSA chain can enhance the properties of the therapeutic. The most noticeable, and perhaps the most relevant enhancement, is an extension of the lifetime of the therapeutic in blood circulation. This is due to the increase in the size of the drug which results in a decrease in the clearance rate of the molecule in the kidney by glomerular filtration. In addition, studies have shown that using PolyXen changes in other biological characteristics of the therapeutic such as protease sensitivity and temperature sensitivity. The linked PSA molecules may be less viscous in solution compared to other technologies, potentially providing for easier injections and fewer adverse injection site reactions.

The current standard for certain biologic delivery agents is methyl polyethylene glycol (or PEG) which is attached similarly to therapeutics. The mode of action between PSA and PEG is similar, increasing the apparent size of the molecule and thereby increasing the circulating time of the drug in the blood. PEGylation is a proven technology that can offer advantages in terms of pharmacokinetics and pharmacodynamics for therapeutics over non-modified, first generation molecules. There are a number of PEG modified molecules on the market, in clinical trials and under development. However, PEGylation is deemed to have limitations. It is not biodegradable and may therefore at high doses result in intra-cellular accumulation, potentially leading to vacuole formation in the cells. In comparison, PSA is a chain of sialic acids which is a natural constituent of the human body. PSA is biodegradable into individual sialic acid units. PEG has also been shown to be immunogenic when coupled to proteins and can activate the complement system showing limitations on particular molecules. PSA has to date been shown to be non-immunogenic as well as demonstrating greater versatility and fewer limitations on early-stage development relative to PEG. We believe PSA may provide the advantages of PEG, which represents a multi-billion dollar market, without its disadvantages, offering a potential advance over PEG molecules.

We plan to develop drug candidates, such as ErepoXen that uses the PolyXen platform delivery technology, to a stage that will enable us to seek profitable out-licensing arrangements with major pharmaceutical companies for further development and eventual commercialization, in exchange for milestone payments and royalties from product sales. We are also pursuing outlicensing PolyXen for use with a partner’s proprietary molecule in exchange for upfront payments, clinical milestones and royalties linked to sales. In general, our collaborative out-licensing agreements relating to the platforms are an integral part of our early-stage monetization strategy.

In addition to potentially enhancing therapeutics, we believe that adding PSA to an existing marketed biological drug may allow for patent extension, thereby potentially creating a patent-protected next generation candidate. We are exploring such opportunities.

Virexxa®

On November 13, 2015, we entered into an Asset Purchase Agreement, or the Kevelt APA, with AS Kevelt, an Estonian biotech company, or Kevelt, and Pharmsynthez. Pursuant to the Kevelt APA, Kevelt and Pharmsynthez, transferred to us certain intellectual property rights with respect to Virexxa, and the worldwide rights to develop, market and license Virexxa for certain uses, except for excluded uses within the Commonwealth of Independent States (CIS) in exchange for, among others, 111.5 million shares of our common stock. Virexxa is a Phase II oncology drug candidate which is under investigation for the treatment of certain endometrial cancers. As part of this total consideration, we also acquired Kevelt's U.S. Orphan Drug designation for the use of Virexxa in the treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy.

Virexxa is our most advanced candidate with an orphan designation for a subset of endometrial cancers and an Investigational New Drug, or IND, in effect for Phase II clinical trials in the U.S. and certain territories in Eastern Europe. While Virexxa (a sodium cridanimod), belongs to a class of low-molecular weight synthetic interferon, or IFN, inducers and is primarily used in a wide range of therapeutic areas such as antiviral, antibacterial, antitumor, and inflammatory indications due to its ability to modify or regulate one or more immune system functions, Virexxa may prove to be therapeutically relevant in hormone-resistant cancers by increasing the levels of progesterone receptor, or PR, expression in tumor tissue of patients who are PR deficient. As such, it may restore the sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Accordingly, we are pursuing the use of Virexxa for endometrial cancer.

OncoHist™

OncoHist is a therapeutic platform technology that utilizes the recombinant, modified, properties of the human histone H1.3 (H1.3) for targeted cell killing by cell necrosis or apoptosis-programmed cell death.

OncoHist may be a drug candidate to treat a broad range of cancer indications. It, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, in the cell nucleus, and is therefore expected to be less toxic and immunogenic than other oncology therapies. We developed a novel form of the H1 histone molecule and were granted patent protection of the new chemical entity, N-bis-met-histone 1.3, or OncoHist, in use against cancer through at least 2027.

OncoHist is based on research covered under our patent portfolio related to novel functions of histones. Histone H1 has strong anti-proliferative properties against cancer cells of different histological origin. This has been demonstrated extensively for hematologic malignancies, such as leukemias, lymphomas, and myelomas, and also for tumors from other tissues. Susceptibility of cells to the cytotoxic effect of histones is determined by the ability of histone H1 to selectively destabilize the tumor cell membrane, which results in cell death. OncoHist was tested on 58 tumor cell lines derived from various tissues. Hematopoietic cancer cell lines were found to be among the cell lines the most sensitive to OncoHist. OncoHist binds to the cell membrane and the binding mechanism appears to be completely different from that of other therapeutic agents on the market for hematopoietic cancers. The Dana-Faber Cancer Institute is currently conducting additional studies of the OncoHist binding mechanism. Hematopoietic cancer lines resistant to current chemotherapeutic agents have still been sensitive to OncoHist.

We plan to develop drug candidates such as OncoHist for AML, which uses the OncoHist platform technology, to a stage that will enable us to seek profitable outlicensing arrangements or commercialization. A Phase I/II trial to evaluate the safety and tolerability of OncoHist alone for AML was conducted in 2004-2007 at Saarland University, in Germany with 22 AML patients. Formal criteria of response were not met in any of the patients; however, according to the overall assessment of the investigator three patients achieved a partial remission although the strict criteria for partial remission according to protocol were only partly fulfilled. Six patients had a temporary increase of their platelet count while on therapy during the follow-up period. Most notably, two patients who had received two treatment cycles each experienced stabilization of their disease for six and one-half and 16 months, respectively.

ImuXen™

ImuXen is a patented platform technology based on the concept of simultaneous delivery of multiple active pharmaceutical ingredients (APIs), as antigens with the same liposome. The liposomes are composed of lipids that encapsulate an aqueous core. The APIs can be trapped in the core, be associated with the lipids, or both. Proteins, peptides, nucleic acids, polysaccharides and live or inactivated infectious agents can all be used as an API with the same liposome. Both the size and the lipid composition can be controlled which affects the biological properties of the liposome. Manufacturing involves the passive entrapment of the vaccine APIs by freeze drying commercially available liposomes with the antigens of interest. When the material is rehydrated it yields liposomes with the entrapped APIs.

Having multiple APIs formulated with the same liposome allows simultaneous delivery of the antigens to the same antigen presenting cell. This may allow a more efficient immune response to all the agents presented. In addition, it is possible that multiple vaccines can be delivered with a single injection. Relevant pre-clinical studies have shown a reduction in the number of doses and dosage required, and a faster immune response time. This efficient immune response also may allow for use of antigens that traditionally give a poor antibody response.

This technology is not currently the focus of clinical development for the Company. However, through a license agreement with Pharmsynthez, there is a novel multiple sclerosis vaccine that is in clinical development in Russia. SynBio completed a Phase I/II clinical trial to treat relapsing remitting multiple sclerosis (RRMS), and secondary progressive multiple sclerosis (SPMS) in the CIS. Peptides corresponding to antigenic sections of basic myelin protein were encapsulated within liposomes to be used as the therapeutic agent in our drug candidate, Xemys, that uses the ImuXen platform technology. As an integral part of our strategy, we await later stage clinical data on Xemys to determine whether to progress this candidate into U.S. clinical trials for potential out-licensing.

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

There has been no material change to our critical accounting estimates since those critical accounting estimates described in our Annual Report on Form 10-K filed on March 30, 2016.

RESULTS OF OPERATIONS

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2016 to the fiscal quarter ended March 31, 2015 is as follows:

Description	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015	Increase (Decrease)	Percentage Change
Research and development	$(429,281)	$(1,035,083)	$605,802	58.5
General and administrative	(1,422,366)	(935,226)	(487,140)	(52.1)
Loss from operations	(1,851,647)	(1,970,309)	118,662	(6.0)
Other income (expense):
Change in fair value of derivative liability	136,014	–	136,014	100.0
Loss on issuance of hybrid debt instrument	(1,584,218)	–	(1,584,218)	(100.0)
Other expense	(26,414)	(459,968)	433,554	94.3
Interest income	14	174	(160)	(92.0)
Interest expense	(245,384)	(1,126)	(244,258)	21,692.5

Net loss	$(3,571,635)	$(2,431,229)	$(1,140,406)	(46.9)

Research and Development

Overall, corporate R&D expenses for the quarter ended March 31, 2016 decreased by $605,802, or 58.5% to $429,281 from $1,035,083 in the comparable quarter in 2015. The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended March 31, 2016 and 2015:

	Quarter ended,
Category of Expense	March 31, 2016	March 31, 2015
Outside services and Contract Research Organizations	$423,517	$714,128
Salaries and wages	128,559	141,541
Share-based compensation expense	(193,451)	99,145
Rent	22,079	23,117
Lab consumables	93	16,231
Other	48,484	40,921
Total research and development expense	$429,281	$1,035,083

The decrease in R&D expenses during the three months ended March 31, 2016, compared to the same period in 2015 was primarily due to a reduction in program spend in response to working capital limitations. The decrease was made more significant by an approximate $249,000 decrease in non-cash charge for warrants that are revalued at each report date. Controlling for the change in share-based compensation, R&D expense decreased approximately 33%. While the Company continued to support the ErepoXen clinical trial, other program spend was decreased compared to the same period in 2015.

General and Administrative

General and administrative expenses increased by $487,140 or 52.1% for the quarter ended March 31, 2016 to $1.4 million from $0.9 million in comparable quarter in 2015. The most significant drivers of the change were related to an increase of approximately $276,000 in share-based compensation coupled with an increase of approximately $261,000 in legal and other professional consulting fees. The latter is a direct result of the APA transactions and Company’s efforts to undertake a stock offering and national exchange uplist. These increases were partially offset by decreases in personnel and other administrative costs.

Change in Fair Value of Derivative

The gain of approximately $136,000 was recognized on the change in fair value of the Company’s compound derivative instruments as of March 31, 2016. The Company did not have debt instruments with embedded derivatives outstanding during the comparable period in 2015.

Loss on Issuance of Hybrid Debt Instrument

On November 13, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Pharmsynthez providing for the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “APA Note”) and the transfer to the Company of certain intellectual property rights with respect to Virexxa in exchange for, among others, 111.5 million shares of our common stock. The APA also provides for the issuance of certain warrants covering up to half the amount of the APA Note. During the quarter ended March 31, 2016, the Company issued $3.5 million of convertible debt as well as the associated warrants, both in connection with the APA Note. The convertible debt and its embedded debt-like features were recorded on the face of the consolidated balance sheet within current liabilities as an aggregate hybrid debt instrument.

Upon issuance of the APA Note the offset to debt arising from the associated recording of the compound derivative liability, the warrants and the associated issuance costs exceeded the debt proceeds by $1,584,218. This amount was recorded as a loss in other expense in the consolidated statement of comprehensive loss for the three months ended March 31, 2016.

Other Expense

Other expense decreased approximately $434,000, or 94% to $26,414 for the three months ended March 31, 2016 from $459,968 in the comparable quarter in 2015. This decrease is primarily related to losses resulting from the high fluctuation of foreign currency exchange rates during the first quarter of 2015. Effective April 1, 2015 all consolidated entities of the Company had functional currency of the U.S. dollar. Therefore, there no such activity in 2016.

Interest Expense

Interest expense increased from $1,126 to approximately $245,000 for the quarter ended March 31, 2016 compared to the same period in 2015. The increase in interest expense is primarily due to interest charges associated with the SPA Note and APA Note. There was not a similar promissory note in the comparable period in 2015. The interest expense for the three months ended March 31, 2015, is related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014. A similar amount was recognized in the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2016 and December 31, 2015, we had working capital deficits of approximately $4.7 million and $3.2 million, respectively. At March 31, 2016, we had approximately $1.6 million in cash and $3.2 million in accounts payable and accrued expenses. At December 31, 2015, we had approximately $0.13 million in cash and $3.3 million in accounts payable and accrued expenses. Our working capital has increased in 2016 due primarily to $3.5 million of debt proceeds offset by $2.0 million net cash used during the three months end March 31, 2016, which consisted of meeting creditor obligations, furthering our clinical development, and other general operating needs.

As of May 16, 2016 the Company will be required to raise additional working capital in order to meet its financial obligations for the next 12 months.

We have historically relied upon equity financing to fund our operations. Since 2005, we have raised approximately $53.5 million in equity financing, including $6.5 million from the April 2016 conversion of the SPA Note and APA Note to equity, $10 million from the sale of shares to Baxter in January 2014, as well as received $10 million from revenue producing activities in the years prior to 2014. Approximately 90% of that revenue is from a single customer, Baxter, in connection with milestone receipts and fees for services. We expect the majority of our funding through equity or equity linked instruments to continue as a trend for the foreseeable future.

On July 1, 2015, the Company entered into the SPA with Pharmsynthez for the issuance of the SPA Note, which provided net proceeds of approximately $3 million in July 2015 for the general working capital needs of the Company.

In November 2015 we entered into the APA which included the 1st amendment to the SPA (the “Amended SPA”) wherein Pharmsynthez agreed to purchase from the Company up to $3.5 million of additional 10% Convertible Promissory Notes (the “APA Notes”). The APA contains a total financing commitment from Pharmsynthez in the amount of $10 million. The APA Notes represent bridge financing to be drawn down from this $10 million. As of March 31, 2016, the Company has received net proceeds of $3.5 million from the APA Notes, leaving a balance of $6.5 million in funding commitment from Pharmsynthez.

In connection with the closing of the APA in April 2016, the Company issued 100,500,000 shares of its common stock to Pharmsynthez. In addition, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $300,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate as set forth in the notes was $0.15 per share. As such, the Company issued to Pharmsynthez 45,310,156 shares of its common stock in connection with conversion of the convertible notes, which amount, together with the 100,500,000 shares of common stock in connection with the closing of the Asset Purchase Agreement, resulted in an aggregate of 145,810,156 new shares of common stock being issued to Pharmsynthez.

Pharmsynthez, as part of the APA, has agreed to invest $6.5 million (the “Additional Investment”) as part of our planned total capital raise and planned up-list to a national securities exchange (the “Capital Raise”). The $6.5 million would be a draw down from Pharmsynthez’s $10 million total financing commitment. The total amount of financing contemplated in the APA is $18.5 million consisting of $3.5 million in the APA Notes (which has been drawn down as of March 30, 2016), $6.5 million in the Additional Investment and an anticipated minimum of $8.5 million in proceeds resulting from the general public offering. The Company believes this total financing will be sufficient for the Company to meet its financial obligations and to continue its planned operations for the next 12 months.

In the event that the Company is unable to cause a listing of its securities on a national securities exchange and pursuant to the APA, Pharmsynthez shall loan to the Company up to the Additional Investment of $6.5 million on essentially similar terms as the APA Notes. This outcome would require the Company to seek additional financing and/or defer certain research and development activities in order to meet its financial obligations over the next 12 months.

The Company is optimistic that it will be successful in obtaining the financing contemplated in the APA. However, there can be no assurance that it will be able to do so or, if it is able to, that it can do so under commercially reasonable terms. Further, Pharmsynthez’s $6.5 million commitment is an important factor in the Capital Raise. If Pharmsynthez becomes unable or unwilling to fulfill its $6.5 million commitment, the completion of the Capital Raise will be adversely affected. These financial statements have been prepared on a going concern basis. If we are unable to complete the Capital Raise for any reason, there will be substantial doubt about our ability to continue as a going concern.

Until we reach commercialization of our technology or receive significant and regular cash flows from our current collaborations or from planned out-licensing of our technology, we expect the trend of accessing capital markets to finance our working capital needs to continue.

The only significant cash receipts that we could expect from our current collaborations would be from Baxalta. Due to the uncertainties and risks inherent in the clinical development process, we are unable to predict precisely when those receipts may occur, if ever. We do not expect any significant receipts to become due within the next 12 months. However, there can be no assurance that future receipts will ever become due because they are contingent on positive outcomes from Baxalta’s clinical development efforts in connection with the Factor VIII drug candidate.

We have commenced the process of seeking out-license arrangements for our ErepoXen™ technology but are currently unable to reliably predict when that process may result in an agreement. Due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance our ErepoXen™ technology will lead to any future income.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the quarter ended March 31, 2016 totaled approximately $1.77 million, which includes a net loss of approximately $3.57 million offset by approximately $1.7 million in non-cash charges related to the hybrid debt instrument (issuance loss, interest, amortization, and change in fair value) as well as a net non-cash charge of approximately $286,000 for share-based compensation and warrants. In addition there was approximately $192,000 in net spending on current assets, accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

For the quarters ended March 31, 2016 and 2015, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

The Company received $3.5 million in proceeds from issuance of $3.5 million 10% convertible secured promissory notes in connection with the APA. For the quarter ended March 31, 2015, there were no significant cash sources or uses from financing activities.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has one facility lease obligation and written employment agreements with three key employees as of March 31, 2016.

Recent Accounting Pronouncements

There has been no material change to the recent accounting pronouncements under consideration since those described in our Annual Report on Form 10-K filed on March 30, 2016.

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

ITEM 1A – RISK FACTORS

There were no material changes to the risk factors described on SEC Form S-1 filed on May 9, 2016 (except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations)).

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, the Company issued a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note plus a warrant to purchase 11,666,667 shares of common stock to Pharmsynthez. The gross proceeds of $3.5 million were used for general working capital needs of the Company. This Note was sold in a private placement and was issued by the Company pursuant to an exemption from the registration either (a) under the Securities Act generally, in that the transactions are between an issuer and sophisticated investors and do not involve any public offering within the meaning of Section 4(a)(2) or (b) under Regulation S promulgated under the Securities Act in that offers, sales and issuances are not made to persons in the United States and no directed selling efforts are made in the United States.

During the quarter ended March 31, 2016, the Company issued 655,267 shares of the Company’s common stock to non-employee consultants in exchange for services provided to the Company. The shares were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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

XENETIC BIOSCIENCES, INC.

May 16, 2016	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1 *	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Michael Scott Maguire, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certifications of Michael Scott Maguire, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Exhibit filed with this report
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing

