Form 10-Q
period 2016-06-30
Xenetic Biosciences, Inc.
filed 2016-08-15
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of August 15, 2016 the number of outstanding shares of the registrant’s common stock was 9,024,872.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2016

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2016	DECEMBER 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash	$240,786	$132,229
Restricted cash	66,510	66,510
Prepayment on acquisition	–	3,744,517
Prepaid expenses and other	171,199	247,298
Total current assets	478,495	4,190,554

Property and equipment, net	58,471	62,021
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	97,238	129,306

Total assets	$13,160,711	$16,908,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,021,205	$1,788,521
Accrued expenses	1,607,125	1,487,046
Hybrid debt instrument, net	–	3,652,749
Other current liabilities	19,647	19,098
Loans due to related parties	152,529	395,000
Total current liabilities	3,800,506	7,342,414

Deferred tax liability	2,918,518	2,918,518
Other liabilities	29,446	38,791

Total liabilities	6,748,470	10,299,723

Stockholders' equity:
Common stock, $0.001 par value; 45,454,546 shares authorized as of June 30, 2016 and December 31, 2015; 9,348,757 and 4,909,685 shares issued as of June 30, 2016 and December 31, 2015, respectively; 9,024,872 and 4,585,800 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	9,348	4,909
Additional paid in capital	150,905,035	99,763,101
Accumulated deficit	(139,474,696)	(88,131,899)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	6,412,241	6,608,665

Total liabilities and stockholders' equity	$13,160,711	$16,908,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015

Operating costs and expenses:
Research and development	$(2,205,213)	$(555,740)	$(2,634,494)	$(1,590,823)
IPR&D expense	(39,500,000)	–	(39,500,000)	–
General and administrative	(1,557,677)	(803,399)	(2,980,043)	(1,738,625)
Loss from operations	(43,262,890)	(1,359,139)	(45,114,537)	(3,329,448)

Other income (expense):
Change in fair value of derivative liability	1,769,275	–	1,905,289	–
Loss on issuance of hybrid debt instrument	–	–	(1,584,218)	–
Loss on conversion of debt	(6,187,337)	–	(6,187,337)	–
Other income (expense)	12,863	234,453	(13,551)	(225,515)
Interest income	13	914	27	1,088
Interest expense	(103,086)	(1,386)	(348,470)	(2,512)
	(4,508,272)	233,981	(6,228,260)	(226,939)

Net loss	(47,771,162)	(1,125,158)	(51,342,797)	(3,556,387)

Other comprehensive loss from foreign currency translation adjustment	–	(338,875)	–	(327,054)

Total comprehensive loss	$(47,771,162)	$(1,464,033)	$(51,342,797)	$(3,883,441)

Net loss per share of common stock, basic and diluted	$(6.12)	$(0.27)	$(8.28)	$(0.84)

Weighted-average shares of common stock outstanding, basic and diluted	7,804,187	4,221,328	6,197,776	4,221,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(51,342,797)	$(3,556,387)
Adjustments to reconcile net loss to net cash used in operating activities:
IPR&D expense	39,500,000
Depreciation and amortization	18,164	38,828
Amortization of hybrid debt instrument discount	204,003	–
Non-cash interest expense	142,929	–
Share-based payments	899,621	144,495
Warrant expense for services	1,118,642	92,703
Change in fair value of derivative liability	(1,905,289)	–
Loss on issuance of hybrid debt instrument	1,584,218	–
Loss on conversion of debt	6,187,337	–
Foreign currency translation	–	344,676
Other non-cash transactions	–	(129,328)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	36,990	148,580
Accounts payable, accrued expenses and other liabilities	421,823	686,597
Net cash used in operating activities	(3,134,359)	(2,229,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,613)	(1,663)
Disposition of property and equipment	–	6,245
Net cash (used in) provided by investing activities	(14,613)	4,583

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory note	3,500,000	100,000
Payments on loan from related party	(242,471)	–
Net cash provided by financing activities	3,257,529	100,000

Effect of exchange rate change on cash	–	(80,668)

Net change in cash, excluding restricted cash	108,557	(2,205,921)
Cash at beginning of period	132,229	2,507,401

Cash at end of period	$240,786	$301,480

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debt paid in common stock	$6,500,000	–
Interest paid in common stock	$227,829	$–
Non-cash issuance of warrants in connection with debt	$1,701,214	$–
Non-cash recording of derivative liability in connection with debt	$3,346,423	$–

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

In March 2016, the Company engaged an investment banking firm to assist with a proposed sale of the Company’s securities. Though a positive outcome cannot be assured, as of this filing the Company is in late-stage negotiations to effect a public offering as described herein. The Company is optimistic that it will be successful in obtaining financing; however there can be no assurance that it will be able to do so or, if it is able to, that is can do so under commercially reasonable terms. In the event the Company is unsuccessful in this proposed sale, the Company will plan to rely upon proceeds from the sale of up to an additional $6.0 million in securities to PJSC Pharmsynthez (“Pharmsynthez”) as provided for in the November 2015 Asset Purchase Agreement with Pharmsynthez and AS Kevelt (“Kevelt”).

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

Certain prior period amounts have been reclassified to conform to the presentation of the current period.

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

3.	Significant Strategic Drug Development Collaborations – Related Parties

The Company has entered into various research, development, license and supply agreements with Shire plc (“Shire”), formerly Baxalta Incorporated (a spinoff of the biopharmaceuticals business from Baxter Healthcare SA and Baxter Healthcare Corporation), SynBio LLC (“SynBio”), Serum Institute of India (“Serum”) and Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2016. No amounts were recognized as revenue related to these agreements during the six months ended June, 2016 or 2015.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
Laboratory equipment	$264,583	$249,969
Office and computer equipment	35,190	35,190
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment – at cost	346,877	332,263
Less accumulated depreciation	(288,406)	(270,242)
Property and equipment – net	$58,471	$62,021

Depreciation expense was $9,082 and $8,551 for the three months ended June 30, 2016 and 2015, respectively, and $18,164 and $38,828 for the six months ended June 30, 2016 and 2015, respectively.

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

On April 22, 2016, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $228,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. The Company recognized a net loss on conversion, including a final mark-to-market of the compound derivative, of $4.4 million, which is recorded in other expense in the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2016.

Interest expense related to the SPA Note and the APA Note of approximately $102,000 and $347,000 was recognized in the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2016, respectively.

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

The following table provides a summary of the changes in fair value of the compound derivative measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2016.

Balance as of January 1, 2016	$3,544,222
Issuances of compound derivative instrument	3,346,423
Change in fair value of compound derivative instrument	(1,905,289)
Settlement of derivative instrument through conversion of debt host	(4,985,356)
Balance as of June 30, 2016	$–

There were no financial instruments classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2015.

7.	Stockholders’ Equity

Reverse Stock Split

On May 16, 2016, our board of directors approved a reduction, on a 1 for 33 basis, in our authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding. This reduction was filed with the Nevada Secretary of State on May 18, 2016, but required a review by FINRA before becoming effective in the market. On May 31, 2016, FINRA announced that this change took effect in the over-the-counter securities markets on June 1, 2016.

All share information provided herein reflects the effect of the reverse stock split.

Common Stock

In November 2015, the Company agreed to issue 3.38 million shares of common stock in connection with the APA. In December 2015, 0.33 million shares of common stock were issued to Dr. Genkin and Mr. Surkhov pursuant to the APA.

On April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring in-process research and development (“IPR&D”) related to certain intellectual property rights with respect to the immunomodulator product Virexxa held by Kevelt including the grant of the worldwide right to develop, market and license Virexxa for certain uses. In connection with the closing of the APA, the Company issued 3.05 million shares of its common stock to Pharmsynthez and, because there was no alternative use for the IPR&D, the Company recognized $39.5 million of expense based on the fair value of Virexxa IP received, which was determined to be more reliably measured than the related equity consideration. Included in the $39.5 million expense was the $3.74 million prepayment recorded in 2015.

Financing Warrants

In connection with the Company’s issuance of the APA Note in March 2016, the Company issued a warrant to purchase 0.35 million shares of common stock in accordance with the terms of the APA (the “Warrant”). The Warrant has a five-year term and is exercisable commencing March 31, 2016. The exercise price per share under the Warrant is the lessor of $6.60 or 120% of the Public Offering price, in the event there is a Public Offering, as defined in the APA. If the APA Note is not repaid or converted on or before six months from the date of issuance, the Holder will be issued an additional warrant to purchase 0.35 million shares of common stock under the same terms as the Warrant. The Company determined there is a low probability that the Note will not be repaid or converted within the period six months from the date of issuance and, therefore, did not account for the additional warrant as issued. The fair value of the warrant was calculated using the Black-Scholes option pricing model. The key valuation assumptions used consist of the Company’s stock price, a risk free rate of 1.42% and an expected volatility of 135%. Using an allocation of the APA Note proceeds between the relative fair values of the Warrants and the APA Note, the Company recorded the Warrants at a value of $1.7 million on the condensed consolidated balance sheet as equity paid-in-capital.

8.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards, and non-financing warrants was $1,731,803 and $89,970 for the three months ended June 30, 2016 and 2015, respectively, and $2,018,263 and $237,198 for the six months ended June 30, 2016 and 2015, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$1,427,691	$51,736	$1,234,240	$150,881
Administrative expenses	304,112	38,234	784,023	86,317
	$1,731,803	$89,970	$2,018,263	$237,198

Employee Stock Options

During the six months ended June 30, 2016 and 2015, the Company granted 12,122 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk free rate of 0.54% and an expected volatility of 123%. There were no employee stock options granted during the same period in 2015. During the six months ended June 30, 2016, the Company extended the exercise expiration date of certain former employee stock option awards resulting in a change in incremental value of approximately $24,000 which was charged to administrative expense. The Company recognized compensation expense related to employee stock options of $310,469 and $20,668 during the three months ended June 30, 2016 and 2015, respectively, and $765,026 and $84,303 during the six months ended June 30, 2016 and 2015, respectively.

Non-Employee Stock Options

No non-employee stock options were granted during the six months ended June 30, 2016 or 2015 and no non-employee stock options were exercised during the six months ended June 30, 2016 or 2015. The Company recognized compensation expense related to non-employee stock options of $3,474 and $4,755 during the three months ended June 30, 2016 and 2015, respectively, and $2,503 and $9,193 during the six months ended June 30, 2016 and 2015, respectively.

Common stock awards

The Company granted 9,581 and 925 common stock awards during the three months ended June 30, 2016 and 2015, respectively, and 11,939 and 2,043 common stock awards during the six months ended June 30, 2016 and 2015, respectively, based on the value of the services provided and the average stock price during each respective period. The Company recognized compensation expense related to common stock awards of $50,000 and $25,500 during the three months ended June 30, 2016 and 2015, respectively, and $107,790 and $51,000 during the six months ended June 30, 2016 and 2015, respectively.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock. On May 16, 2016, the Company modified the exercise price of 150,307 performance-based warrants held by Serum and individuals related to Serum from $25.41 to $7.92 and resulted in an incremental value expense of $204,000. Additionally, the Company issued 212,122 warrants to purchase shares of common stock to Serum with an exercise price of $7.92. The new warrants were fully vested and the Company recognized $1.37 million of expense related to the grant.

As of June 30, 2016, and December 31, 2015, warrants to purchase 758,347 shares of common stock were outstanding. These warrants were fair valued at each issuance date using the Black-Scholes option pricing model. Warrants for which a measurement has not been reached are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. Expense for the six months ended June 30, 2016, was $1.1 million including the incremental value recognized for the warrant modification. The Company issued no warrants in connection with collaboration agreements and consulting services during the three and six months ended June 30, 2015.

9.	Income Taxes

During the six months ended June 30, 2016 and 2015, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $16.5 million and $15.3 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, and December 31, 2015, the net deferred tax liability of $2,918,518 on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of June 30, 2016 and December 31, 2015, the Company did not record any unrecognized tax positions.

10.	Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $76,107 as prepaid rent as of June 30, 2016, with $46,646 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $47,743 is outstanding as of June 30, 2016, with $29,446 recorded as a non-current liability, respectively. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. The Company also leased office space in London, UK during 2014, however the lease was terminated in March 2015 in accordance with the terms of the lease.

11.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, an affiliate of the Company, of which $152,529 and $395,000 was outstanding as of June 30, 2016 and December 31, 2015, respectively. In connection with the APA, the Company made a series of payments during the first two quarters of 2016 totaling $242,471 to creditors of Kevelt. Pursuant to the APA such payments are considered direct offsets to the loan with SynBio. No payments were made during the six months ended June 30, 2015. The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012, the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed as of July 1, 2012 that no further interest on the outstanding loan balance would be accrued. The loan is recorded in “Loans due to related parties” within current liabilities.

The Company has entered into various research, development, license and supply agreements with Shire, SynBio, Serum and Pharmsynthez, each a related party whose relationship and ownership has not materially changed from that disclosed in our 10-K/A filed April 29, 2016.

12.	Subsequent Events

On July 1, 2016, the Company received total proceeds of $0.5 million in connection with the APA financing arrangement. The APA provided for the issuance of certain warrants to purchase a number of share of the Company’s common stock equal to 50% of the number of shares issuable under the APA Notes. The Warrant has a five-year term and is exercisable upon grant. The exercise price per share under the Warrant is the lessor of $6.60 or 120% of the Capital Raise price, in the event there is a Capital Raise. If the APA Note is not repaid or converted on or before six months from the date of issuance, the Holder will be issued an additional warrant under the same terms as the Warrant.

Mr. M. Scott Maguire is our Chief Executive Officer. Mr. Maguire current annual salary is $505,735 pursuant to his written employment agreement with the Company. Of Mr. Maguire’s 2015 salary amount and 2016 salary amount through today, fifty percent (50%) has been paid in cash and fifty percent (50%) has been deferred and accrued pursuant to an unwritten arrangement between us and Mr. Maguire. On July 1, 2016, we issued a convertible promissory note in the amount of $369,957.51 and warrants to purchase 37,369 shares of our common stock at the Exercise Price to Mr. Maguire for the deferred salary. We also entered into a Deferred Salary Security Agreement with Mr. Maguire, pursuant to which Mr. Maguire agreed to continue to defer fifty percent (50%) of his salary until the earlier to occur of: (i) the closing of a public offering of our securities concurrent to a NASDAQ listing, or (ii) September 30, 2016 (the “Deferral End Date”). All deferred salary shall become due and payable on the Deferral End Date.  As security for the payment of the deferred salary, we granted Mr. Maguire a continuing subordinated security interest in our assets, including all inventory, accounts, accounts receivable, equipment, trademarks, contracts, copyrights and general intangibles.

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

Significant Transactions and Recent Developments

Asset Acquisition and Financing Arrangement

On November 13, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Pharmsynthez providing for the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “APA Note”) and the transfer to the Company of certain intellectual property rights with respect to Virexxa in exchange for, among others, 111.5 million shares of our common stock.. The APA also provides for the issuance of certain warrants covering up to half the amount of the APA Note. During the six months ended June 30, 2016, the Company issued $3.5 million of convertible debt as well as the associated warrants, both in connection with the APA Note. The convertible debt and its embedded debt-like features were recorded on the face of the consolidated balance sheet within current liabilities as an aggregate hybrid debt instrument.

On April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring certain intellectual property rights with respect to the immunomodulator product Virexxa held by Kevelt and grant of the worldwide right to develop, market and license Virexxa for certain uses.

In connection with the closing of the APA, the Company issued 3,045,455 shares of its common stock to Pharmsynthez. In addition, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $300,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate as set forth in the notes was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of its common stock in connection with conversion of the convertible notes, which amount, together with the 3,045,455 shares of common stock in connection with the closing of the Asset Purchase Agreement, resulted in an aggregate of 4,418,491 new shares of common stock being issued to Pharmsynthez.

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

These proprietary technologies may address unmet needs, improve the performance of existing drugs, and create new patentable drug candidates. All of our drug candidates are in the development stage and none has yet received regulatory approval for marketing in the U.S. by the FDA or by any applicable agencies in other countries..

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

Virexxa®

On November 13, 2015, we entered into an Asset Purchase Agreement, or the Kevelt APA, with AS Kevelt, an Estonian biotech company, or Kevelt, and Pharmsynthez. Pursuant to the Kevelt APA, Kevelt and Pharmsynthez, transferred to us certain intellectual property rights with respect to Virexxa, and the worldwide rights to develop, market and license Virexxa for certain uses, except for excluded uses within the Commonwealth of Independent States (CIS) in exchange for, among others, 3.38 million shares of our common stock. Virexxa is a Phase II oncology drug candidate which is under investigation for the treatment of certain endometrial cancers. As part of this total consideration, we also acquired Kevelt's U.S. Orphan Drug designation for the use of Virexxa in the treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. The Company closed on the Asset Purchase Agreement effective April 27, 2016.

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

This technology is not currently the focus of clinical development for the Company. However, through a license agreement with Pharmsynthez, there is a novel multiple sclerosis vaccine that is in clinical development in Russia. SynBio completed a Phase I/II clinical trial to treat relapsing remitting multiple sclerosis (RRMS), and secondary progressive multiple sclerosis (SPMS) in the CIS. Peptides corresponding to antigenic sections of basic myelin protein were encapsulated within liposomes to be used as the therapeutic agent in our drug candidate, Xemys, which uses the ImuXen platform technology. As an integral part of our strategy, we await later stage clinical data on Xemys to determine whether to progress this candidate into U.S. clinical trials for potential out-licensing.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2016 and 2015

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2016 to the fiscal quarter ended June 30, 2015 is set forth below:

Description	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015	Increase (Decrease)	Percentage Change
Research and development (“R&D”)	$(2,205,213)	$(555,740)	$(1,649,473)	(297)
IPR&D expense	(39,500,000)	–	(39,500,000)	–
General and administrative	(1,557,677)	(803,399)	(754,278)	(94)
Loss from operations	(43,262,890)	(1,359,139)	(41,854,687)	(3,083)
Other income (expense)	12,863	234,453	(221,590)	(95)
Change in fair value of derivative liability	1,769,275	–	1,769,275	–
Loss on conversion of debt	(6,187,337)	–	(6,187,337)	–
Interest income	13	914	(901)	(99)
Interest expense	(103,086)	(1,386)	(101,700)	(7,338)

Net loss	$(47,771,162)	$(1,125,158)	$(46,646,004)	(4,146)

Research and Development

Overall, corporate R&D expenses for the quarter ended June 30, 2016 increased by $41.1 million, or 7,404% to $41,705,213 from $555,740 in the comparable quarter in 2015. The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended June 30, 2016 and 2015:

	Quarter ended,
Category of Expense	June 30, 2016	June 30, 2015
IPR&D expense	$39,500,000	$–
Outside services and Contract Research Organizations	563,233	315,408
Salaries and wages	120,233	125,941
Share-based compensation expense	1,427,691	51,736
Rent	22,362	21,796
Other	71,695	40,859
Total research and development expense	$41,705,213	$555,740

The increase in R&D expenses during the three months ended June 30, 2016, compared to the same period in 2015 was primarily due to the Company’s acquisition and immediate expensing of the Virexxa asset ($39.5 million) coupled with $1.36 million recognized in connection with warrants issued to Serum. Separate from these, the primary increase in R&D costs of approximately $200,000 relates to the addition and incorporation of Virexxa programs into the Company’s operating activity.

General and Administrative

General and administrative expenses increased by $754,278 or 94% for the quarter ended June 30, 2016 to $1,557,677 from $803,399 in the same quarter in 2015. The most significant drivers of the change were related to an increase of approximately $612,000 in legal and consulting services related to efforts to effect our planned capital stock offering and uplist to a national securities exchange as well as related accounting and regulatory costs. The increase is also driven by approximately $155,000 increase in share-based compensation. These increases were partially offset by decreases in personnel and other administrative costs.

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

On April 22, 2016, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $228,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. The Company recognized a net loss on conversion, including a final mark-to-market of the compound derivative, of $4.4 million.

Other Income (Expense)

Other income decreased $221,590, or 95% for the three months ended June 30, 2016 to 30,517 to $12,863 from $234,453 in the comparable period in 2015. The current period gain of primarily relates to gains on payables held in foreign currency compared to the same period in 2015 which included adjustments to foreign currency translation for prior period corrections.

Interest Expense

Interest expense increased from $1,386 to approximately $103,000 for the quarter ended June 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily due to interest charges associated with the SPA Note and APA Note. There was not a similar promissory note in the comparable period in 2015. The interest expense for the three months ended June 30, 2015, is primarily related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014.

Comparison of Six Months Ended June 30, 2016 and 2015

The comparison of our historical results of operations for the six months ended June 30, 2016 to the six months ended June 30, 2015 is set forth below:

Description	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Increase (Decrease)	Percentage Change
Research and development	$(2,634,494)	$(1,590,823)	$(1,043,671)	(66)
IPR&D expense	(39,500,000)	–	(39,500,000)	–
General and administrative	(2,980,043)	(1,738,625)	(1,241,418)	(71)
Loss from operations	(45,114,537)	(3,329,448)	(41,785,089)	(1,255)
Other income (expense)	(13,551)	(225,515)	211,964	94
Change in fair value of derivative liability	1,905,289	–	1,905,289	–
Loss on issuance of hybrid debt instrument	(1,584,218)	–	(1,584,218)	–
Loss on conversion of debt	(6,187,337)	–	(6,187,337)	–
Interest income	27	1,088	(1,061)	(98)
Interest expense	(348,470)	(2,512)	(345,958)	(13,772)

Net loss	$(51,342,797)	$(3,556,387)	$(47,786,410)	(1,344)

Research and Development

Overall, corporate R&D expenses for the six months ended June 30, 2016 increased by $40.5 million, or 2,549% to $42,134,494 from $1,590,823 in the comparable period in 2015. The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended June 30, 2016 and 2015:

	Six Months Ended,
Category of Expense	June 30, 2016	June 30, 2015
IPR&D expense	$39,500,000	$–
Outside services and Contract Research Organizations	986,750	1,029,537
Salaries and wages	248,792	267,481
Share-based compensation expense	1,234,240	150,881
Rent	44,441	44,913
Other	120,271	98,011
Total research and development expense	$42,124,494	$1,590,823

The increase in R&D expenses during the six months ended June 30, 2016, compared to the same period in 2015 was primarily due to the Company’s acquisition and immediate expensing of the Virexxa asset ($39.5 million) coupled with $1.36 million recognized in connection with warrants issued to Serum. Separate from these, R&D costs were relative flat period over period.

General and Administrative

General and administrative expenses increased by $1,241,418 or 71% for the six months ended June 30, 2016 to $2,980,043 from $1,738,625 in the comparable period of 2015. The most significant drivers of the change were related to an increase of approximately $909,000 in legal and consulting services in connection with our efforts to effect our planned capital stock offering and uplist to a national exchange as well as related accounting and regulatory costs. The increase is also driven by approximately $436,000 increase in share-based compensation. These increases were partially offset by decreases in personnel and other administrative costs.

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

On April 22, 2016, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $228,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. The Company recognized a net loss on conversion, including a final mark-to-market of the compound derivative, of $4.4 million.

Other Expense

Other expense decreased approximately $211,964, or 94% to $13,551 for the six months ended June 30, 2016 from $225,515 in the comparable period in 2015. This decrease is primarily related to effects on payables held in foreign currency compared to the same period in 2015 which also included adjustments to foreign currency translation for prior period corrections.

Interest Expense

Interest expense increased from $2,512 to approximately $348,000 for the six months ended June 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily due to interest charges associated with the SPA Note and APA Note. There was not a similar promissory note in the comparable period in 2015. The interest expense for the six months ended June 30, 2015, is primarily related to a financing arrangement with the landlord of the Company’s office and lab lease in the US, which commenced in January 2014.

Liquidity and Capital Resources

At June 30, 2016 and December 31, 2015, we had working capital deficits of approximately $3.3 million and $3.2 million, respectively. At June 30, 2016 we had approximately $0.2 million in cash and $3.6 million in accounts payable and accrued expenses. At December 31, 2015, we had approximately $0.13 million in cash and $3.3 million in accounts payable and accrued expenses. Our working capital has increased in 2016 due primarily to $3.5 million of debt proceeds offset by $3.4 million net cash used during the six months end June 30, 2016, which consisted of meeting creditor obligations, furthering our clinical development, and other general operating needs.

As of August 15, 2016, the Company will be required to raise additional working capital in order to meet its financial obligations for the next 12 months.

We have historically relied upon equity financing to fund our operations. Since 2005, we have raised approximately $53.5 million in equity financing, including $6.5 million from the April 2016 conversion of the SPA Note and APA Note to equity, $10 million from the sale of shares to Baxter in January 2014, as well as received $10 million from revenue producing activities in the years prior to 2014. Approximately 90% of that revenue was from a single customer, Baxter, in connection with milestone receipts and fees for services. We expect the majority of our funding through equity or equity linked instruments to continue as a trend for the foreseeable future.

On July 1, 2015, the Company entered into the SPA with Pharmsynthez for the issuance of the SPA Note, which provided net proceeds of approximately $3 million in July 2015 for the general working capital needs of the Company.

In November 2015 we entered into the APA which included the 1st amendment to the SPA (the “Amended SPA”) wherein Pharmsynthez agreed to purchase from the Company up to $3.5 million of additional 10% Convertible Promissory Notes (the “APA Notes”). The APA contains a total financing commitment from Pharmsynthez in the amount of $10 million. The APA Notes represent bridge financing to be drawn down from this $10 million. As of August 15, 2016, the Company had received net proceeds of $4.0 million from the APA Notes, leaving a balance of $6.0 million in funding commitment from Pharmsynthez.

In connection with the closing of the APA in April 2016, the Company issued 3,045,455 shares of its common stock to Pharmsynthez. In addition, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million plus accrued interest of approximately $300,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate as set forth in the notes was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of its common stock in connection with conversion of the convertible notes, which amount, together with the 3,045,455 shares of common stock in connection with the closing of the Asset Purchase Agreement, resulted in an aggregate of 4,418,491 new shares of common stock being issued to Pharmsynthez.

Pharmsynthez, as part of the APA, has agreed to invest $6.0 million (the “Additional Investment”) as part of our planned total capital raise and planned up-list to a national securities exchange (the “Capital Raise”). The $6.0 million represents the remaining available draw down from Pharmsynthez’s $10 million total financing commitment. The total amount of financing contemplated in the APA is $18.5 million consisting of $4.0 million in the APA Notes (which has been drawn down as of March 30, 2016), $6.0 million in the Additional Investment and an anticipated minimum of $8.5 million in proceeds resulting from the general public offering. The Company believes this total financing will be sufficient for the Company to meet its financial obligations and to continue its planned operations for the next 12 months.

In the event that the Company is unable to cause a listing of its securities on a national securities exchange and pursuant to the APA, Pharmsynthez shall loan to the Company up to the Additional Investment of $6.0 million on essentially similar terms as the APA Notes. This outcome would require the Company to seek additional financing and/or defer certain research and development activities in order to meet its financial obligations over the next 12 months.

The Company is optimistic that it will be successful in obtaining the financing contemplated in the APA. However, there can be no assurance that it will be able to do so or, if it is able to, that it can do so under commercially reasonable terms. Further, Pharmsynthez’s $6.0 million commitment is an important factor in the Capital Raise. If Pharmsynthez becomes unable or unwilling to fulfill its $6.0 million commitment, the completion of the Capital Raise will be adversely affected. These financial statements have been prepared on a going concern basis. If we are unable to complete the Capital Raise for any reason, there will be substantial doubt about our ability to continue as a going concern.

Until we reach commercialization of our technology or receive significant and regular cash flows from our current collaborations or from planned out-licensing of our technology, we expect the trend of accessing capital markets to finance our working capital needs to continue.

The only significant cash receipts that we could expect from our current collaborations would be from Shire. Due to the uncertainties and risks inherent in the clinical development process, we are unable to predict precisely when those receipts may occur, if ever. We do not expect any significant receipts to become due within the next six months. However, there can be no assurance that future receipts will ever become due because they are contingent on positive outcomes from Shire’s clinical development efforts in connection with the Factor VIII drug candidate.

We have commenced the process of seeking out-license arrangements for our ErepoXen™ technology but are currently unable to reliably predict when that process may result in an agreement. Due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance our ErepoXen™ technology will lead to any future income.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2016 totaled approximately $3.1 million, which includes a net loss of approximately $51.3 million offset by approximately $48.2 million in non-cash charges related to the Virexxa asset acquisition, which was immediately expensed ($39.5 million), as well as the hybrid debt instrument ($6.2 million including issuance loss, interest, amortization, change in fair value, and loss on extinguishment upon conversion of the debt host). In addition, as the Company recognized a net non-cash charge of approximately $2.0 million for share-based compensation and warrants.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2016 and 2015, respectively, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

The Company received $3.5 million in proceeds from issuance of $3.5 million 10% convertible secured promissory notes in connection with the APA. For the quarter ended June 30, 2015, there were no significant cash sources or uses from financing activities.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has one facility lease obligation and written employment agreements with three key employees as of June 30, 2016.

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

XENETIC BIOSCIENCES, INC.

August 15, 2016	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1 *	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Michael Scott Maguire, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certifications of Michael Scott Maguire, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Exhibit filed with this report
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing

