Form 10-Q
period 2016-09-30
Xenetic Biosciences, Inc.
filed 2016-11-14
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 the number of outstanding shares of the registrant’s common stock was 8,288,644.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$211,896	$132,229
Restricted cash	66,510	66,510
Prepayment on acquisition	–	3,744,517
Prepaid expenses and other	930,685	247,298
Total current assets	1,209,091	4,190,554

Property and equipment, net	49,389	62,021
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	81,060	129,306

Total assets	$13,866,047	$16,908,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,172,323	$1,788,521
Accrued expenses	1,488,929	1,487,046
Hybrid debt instrument, net	1,135,175	3,652,749
Other current liabilities	19,924	19,098
Loans due to related parties	152,529	395,000
Total current liabilities	4,968,880	7,342,414

Deferred tax liability	2,918,518	2,918,518
Other liabilities	24,733	38,791

Total liabilities	7,912,131	10,299,723

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 970,000 and 0 shares issued and outstanding, with a liquidation preference of $4 and $0 as of September 30, 2016 and December 31, 2015, respectively	970	–
Common stock, $0.001 par value; 45,454,546 shares authorized as of September 30, 2016 and December 31, 2015; 8,612,529 and 4,909,685 shares issued as of September 30, 2016 and December 31, 2015, respectively; 8,288,644 and 4,585,800 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	8,612	4,909
Additional paid in capital	152,918,456	99,763,101
Accumulated deficit	(141,946,676)	(88,131,899)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	5,953,916	6,608,665

Total liabilities and stockholders' equity	$13,866,047	$16,908,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Operating costs and expenses:
Research and development	$891,828	$816,318	$3,526,322	$2,407,141
IPR&D expense	–	–	39,500,000	–
General and administrative	1,359,801	2,984,484	4,339,844	4,723,109
Loss from operations	(2,251,629)	(3,800,802)	(47,366,166)	(7,130,250)

Non-operating income (expense):
Change in fair value of derivative liability	241,298	(1,344,542)	2,146,587	(1,344,542)
Loss on issuance of hybrid debt instrument	(106,566)	–	(1,690,784)	(59,612)
Loss on conversion of debt	–	–	(6,187,337)	–
Other income (expense)	(13,440)	(50,526)	(26,991)	(216,429)
Interest income	4	67	31	1,155
Interest expense	(341,648)	(127,896)	(690,118)	(130,408)
Total non-operating expense, net	(220,352)	(1,522,897)	(6,448,612)	(1,749,836)

Net loss	(2,471,981)	(5,323,699)	(53,814,778)	(8,880,086)

Other comprehensive loss from foreign currency translation adjustment	–	5,112	–	(321,942)

Total comprehensive loss	$(2,471,981)	$(5,318,587)	$(53,814,778)	$(9,202,028)

Net loss per share of common stock, basic and diluted	$(0.28)	$(1.26)	$(7.54)	$(2.10)

Weighted-average shares of common stock outstanding, basic and diluted	8,987,145	4,228,974	7,134,352	4,223,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(53,814,778)	$(8,880,086)
Adjustments to reconcile net loss to net cash used in operating activities:
IPR&D expense	39,500,000	–
Depreciation and amortization	27,246	47,472
Amortization of hybrid debt instrument discount	519,099	50,731
Non-cash interest expense	168,751	75,935
Share-based payments	1,518,344	1,875,891
Warrant expense for services	1,116,852	418,826
Change in fair value of derivative liability	(2,146,587)	1,344,542
Loss on issuance of hybrid debt instrument	1,690,787	59,612
Hybrid debt instrument issuance costs	(12,093)	(30,932)
Loss on conversion of debt	6,187,337	–
Foreign currency translation	–	346,386
Other non-cash transactions	40,611	(129,743)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	43,682	50,459
Accounts payable, accrued expenses and other liabilities	997,500	585,681
Net cash used in operating activities	(4,163,249)	(4,185,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,613)	(1,663)
Disposition of property and equipment	–	6,245
Net cash (used in) provided by investing activities	(14,613)	4,582

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory note	4,500,000	3,100,000
Payments on loan from related party	(242,471)	(100,000)
Net cash provided by financing activities	4,257,529	3,000,000

Effect of exchange rate change on cash	–	(80,667)

Net change in cash, excluding restricted cash	79,667	(1,261,311)
Cash at beginning of period	132,229	2,507,401

Cash at end of period	$211,896	$1,246,090

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debt paid in common stock	$6,500,000	$–
Interest paid in common stock	$227,829	$–
Non-cash issuance of warrants in connection with debt	$2,107,835	$–
Non-cash recording of derivative liability in connection with debt	$4,120,359	$–
Common stock exchanged for Series A convertible preferred stock	$970	$–
Issuance of common stock for goods and services	$993,667	$–

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

These proprietary technologies may address unmet needs, improve the performance of existing drugs, and create new patentable drug candidates. All of our drug candidates are in the development stage and none has yet received regulatory approval for marketing in the U.S. by the Food and Drug Administration (“FDA”) or by any applicable agencies in other countries.

Going Concern and Management’s Plan

While these condensed consolidated financial statements have been prepared on a going concern basis, conditions as of the balance sheet date raise substantial doubt about the Company’s ability to continue as a going concern. As part of management’s plan to address these conditions, on November 7, 2016, the Company issued $10 million of units consisting of Series B preferred stock and warrants, which management believes is sufficient to settle the Company’s obligations and support operations for 12 months from issuance of these financial statements. See also Note 12 Subsequent Events.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation, including warrant expense in the condensed statements of cash flows and Note 8 Share-Based Compensation. Such reclassifications do not materially impact previously reported operating income (loss), net income (loss), total assets, liabilities or stockholders’ equity (deficit).

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic Biosciences (UK) Limited (“Xenetic UK”) and its wholly owned subsidiaries: Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated on consolidation.

Recent Accounting Pronouncements

In March 2016, the FASB issued guidance to simplify several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.

There has been no other material changes to the recent accounting pronouncements under consideration since those described in our Annual Report on Form 10-K filed on March 30, 2016.

3.	Significant Strategic Drug Development Collaborations – Related Parties

The Company has entered into various research, development, license and supply agreements with Shire plc (“Shire”), formerly Baxalta Incorporated (a spinoff of the biopharmaceuticals business from Baxter Healthcare SA and Baxter Healthcare Corporation), SynBio LLC (“SynBio”), Serum Institute of India (“Serum”) and PJSC Pharmsynthez (“Pharmsynthez”). The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2016. No amounts were recognized as revenue related to these agreements during the nine months ended September 30, 2016 or 2015.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2016	December 31, 2015
Laboratory equipment	$264,583	$249,969
Office and computer equipment	35,190	35,190
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment – at cost	346,877	332,263
Less accumulated depreciation	(297,488)	(270,242)
Property and equipment – net	$49,389	$62,021

Depreciation expense was $9,082 and $8,644 for the three months ended September 30, 2016 and 2015, respectively, and $27,246 and $40,107 for the nine months ended September 30, 2016 and 2015, respectively.

5.	Hybrid Debt Instruments

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

On April 22, 2016, Pharmsynthez converted all convertible notes in the principal amount of $6.5 million plus accrued interest of approximately $228,000, issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. The Company recognized a net loss on conversion, including a final mark-to-market of the compound derivative, of $4.4 million, which is recorded in other expense in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2016.

On July 1, 2016, the Company issued a convertible promissory note (the “Note”) in the amount of $500,000 to Pharmsynthez, our majority shareholder. In consideration for the promissory note, we issued Pharmsynthez warrants (the “Warrants”) to purchase 50,505 shares of our common stock at the lesser of $6.60 per share and 120% of the price per share in the Company’s next capital raise of at least $15 million (the “Exercise Price”). The Note is convertible into shares of our common stock at any time at a conversion price of $4.95 per share (subject to price protection and usual and customary adjustments). The Warrants may be exercised at any time through the five-year anniversary. The maturity date of the Note is one year from issuance and is convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time in accordance with the terms contained therein. Upon a public offering, as defined, the holder shall convert the Note to shares of the Company’s common stock in accordance with the conversion terms contained therein.

Mr. M. Scott Maguire is our Chief Executive Officer. Mr. Maguire’s current annual salary is $505,735 pursuant to his written employment agreement with the Company. Of Mr. Maguire’s 2015 salary amount and 2016 salary amount through today, fifty percent (50%) has been paid in cash and fifty percent (50%) has been deferred and accrued pursuant to an unwritten arrangement between us and Mr. Maguire. On July 1, 2016, we issued a convertible promissory note (the “CEO Note”) in the amount of $369,958 and warrants to purchase 37,369 shares of our common stock at the Exercise Price to Mr. Maguire for the deferred salary. The maturity date of the CEO Note is September 30, 2016. Upon a public offering, as defined, and at the option of the holder, the CEO Note may be settled in cash or by means of conversion into shares of common stock in accordance with the conversion terms contained therein.

On August 26 and September 9, 2016 we issued convertible promissory notes (the “Further Notes”) in the amount of $178,000 and $322,000, respectively, and warrants to purchase 50,505 shares of our common stock at the Exercise Price to Pharmsynthez. The notes are convertible into shares of our common stock at any time at a conversion price of $4.00 per share (subject to price protection and usual and customary adjustments) or may be applied toward the Offering, at the option of Pharmsynthez. The maturity date of the Further Notes is one year from issuance and is convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time in accordance with the terms contained therein. Upon execution of an underwriting agreement following declaration of effectiveness by the Securities and Exchange Commission of the registration statement filed in connection with the Company’s contemplated public offering, the balance of the Further Notes shall automatically convert into units of the Company’s contemplated public offering in accordance with the conversion terms contained therein.

The Note, CEO Note and Further Notes (together, the “Period Notes”) share the same principal terms and features. The Period Notes are convertible debt and include embedded debt-like features which are recorded on the face of the condensed consolidated balance sheet within current liabilities as an aggregate hybrid debt instrument.

The fair value of the compound derivatives bifurcated from the Period Notes are remeasured at each report date until settled, with changes in fair value recognized in the consolidated statement of comprehensive loss as a gain or loss on derivative. Refer to Note 6 Fair Value Measurements for a table showing changes in the combined compound derivative during the nine months ended September 30, 2016.

The key assumptions used to calculate the estimated fair value of the compound derivative liability as of September 30, 2016, and as of December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Company stock price	$4.50	$16.83
Expected volatility (%)	105%	105%
Risk-free interest rate (%)	0.52%	0.65%

Upon issuance of the Further Notes the offset to debt arising from the associated recording of the compound derivative liability, the warrants and the associated issuance costs exceeded the debt proceeds by $106,566. This amount was recorded as a loss in other expense in the condensed consolidated statement of comprehensive loss for the three months ended September 30, 2016.

Interest expense related to the SPA Note, the APA Note, and the Period Notes of approximately $341,000 and $690,000 was recognized in the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2016, respectively.

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

The following table provides a summary of the changes in fair value of the compound derivative measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2016.

Balance as of January 1, 2016	$3,544,222
Issuances of compound derivative instruments	4,120,359
Change in fair value of compound derivative instruments	(2,146,587)
Settlement of derivative instruments through conversion of debt host	(4,985,356)
Balance as of September 30, 2016	$532,638

There were no financial instruments classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2015.

7.	Stockholders’ Equity

Reverse Stock Split

On May 16, 2016, our board of directors approved a reduction, on a 1 for 33 basis, in our authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding. This reduction was filed with the Nevada Secretary of State on May 18, 2016, but required a review by the Financial Industry Regulatory Authority, Inc. (“FINRA”) before becoming effective in the market. On May 31, 2016, FINRA announced that this change took effect in the over-the-counter securities markets on June 1, 2016.

All share information provided herein reflects the effect of the reverse stock split for all periods presented.

Common Stock

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

On September 15, 2016, the Company issued 211,486 shares of common stock to Serum in exchange for $750,000 of research and development (“R&D”) and clinical PSA supply as well as settlement of prior purchases of PSA supply. Serum is a related party and the share transaction was approved by the Company’s Board of Directors. Following the issuance and as of September 30, 2016, Serum’s share ownership of the Company was approximately 7.6%.

On September 23, 2016, SynBio, one of our largest shareholders, exchanged 970,000 shares of common stock in the Company for an equal number of shares of Series A Preferred Stock.

Preferred Stock

As approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock on September 13, 2016, and subsequently filed an Amended and Restated Certificate of Designation of Series A Preferred Stock (the “Amended Series A Certificate of Designation”). Pursuant to the Amended Series A Certificate of Designation, the Company designated 1,000,000 shares as Series A preferred stock. Each share of Series A preferred stock has a stated value of $0.001 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series A preferred stock will be entitled to a per share preferential payment equal to $4.80, the stated value. Each share of Series A preferred stock is convertible into one (1) share of common stock. The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. Except as otherwise provided in the Amended Series A Certificate of Designation or as otherwise required by law, the Series A has no voting rights.

As of September 30, 2015, there were 970,000 shares of Series A preferred stock issued and outstanding which are convertible into 970,000 shares of common stock.

Financing Warrants

In connection with the Company’s issuance of the APA Note in March 2016, the Company issued a warrant to purchase 0.35 million shares of common stock in accordance with the terms of the APA (the “APA Warrant”) at the Exercise Price. The APA Warrant has a five-year term and is exercisable commencing March 31, 2016. If the APA Note is not repaid or converted on or before six months from the date of issuance, the Holder will be issued an additional warrant to purchase 0.35 million shares of common stock under the same terms as the Warrant. At issuance the Company determined there was a low probability that the APA Note would not be repaid or converted within the period six months from the date of issuance and, therefore, did not account for the additional warrant as issued. (The APA Note was converted in April 2016.) The fair value of the warrant was calculated using the Black-Scholes option pricing model. Key valuation assumptions used consist of the Company’s stock price, a risk free rate of 1.42% and an expected volatility of 135% and no expected dividends. Using an allocation of the APA Note proceeds between the relative fair values of the APA Warrant and the APA Note, the Company recorded the APA Warrant at a value of $1.7 million on the condensed consolidated balance sheet as equity paid-in-capital.

In connection with the Company’s issuance of each of the Period Notes during the three months ended September 30, 2016, the Company issued warrants to purchase an aggregate of 138,379 shares of common stock at the Exercise Price and that are immediately exercisable. If the Period Notes are not repaid or converted on or before six months from the date of the respective issuances, the holders will be issued additional warrants to purchase 138,379 shares of common stock under the same terms as the immediately exercisable warrants. The Company has accounted for both sets of warrants (the “Period Warrants”) as issued contemporaneous with the issuance of the associated debt instrument. The Period Warrants have five-year terms. The fair values of the Period Warrants were calculated using the Black-Scholes option pricing model. Key valuation assumptions used consist of the Company’s stock price, risk free rates between 1.00% and 1.13% and expected volatilities of 110% and 120% and no expected dividends. Using allocations of the individual Period Note proceeds between the relative fair values of the individual Period Warrants and the Period Notes, the Company recorded the Period Warrants at an aggregate value of $0.41 million on the condensed consolidated balance sheet as equity paid-in-capital.

8.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards, and non-financing warrants was $616,933 and $2,057,519 for the three months ended September 30, 2016 and 2015, respectively, and $2,635,196 and $2,294,717 for the nine months ended September 30, 2016 and 2015, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$113,976	$282,532	$1,348,216	$433,413
Administrative expenses	502,957	1,774,987	1,286,980	1,861,304
	$616,933	$2,057,519	$2,635,196	$2,294,717

Employee Stock Options

During the nine months ended September 30, 2016 and 2015, the Company granted 12,122 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk free rate of 0.54% and an expected volatility of 123% and no expected dividends. There were no employee stock options granted during the same period in 2015. In March 2016, the Company extended the exercise expiration date of certain former employee stock option awards resulting in a change in incremental value of approximately $24,000 which was charged to administrative expense. In August 2016, the Company modified the exercise price and vesting of certain employee stock option awards resulting in a change in incremental value and catch up of share-based amortization of approximately $148,000 which was charged to administrative and research and development expense.

The Company recognized compensation expense related to employee stock options of $521,746 and $1,412,992 during the three months ended September 30, 2016 and 2015, respectively, and $1,311,074 and $1,497,295 during the nine months ended September 30, 2016 and 2015, respectively.

Non-Employee Stock Options

No non-employee stock options were granted during the nine months ended September 30, 2016 or 2015 and no non-employee stock options were exercised during the nine months ended September 30, 2016 or 2015. In August 2016, the Company modified the exercise price and vesting of certain non-employee stock option awards resulting in a change in incremental value and catch up of share-based amortization of approximately $17,000 which was charged to administrative expense. The Company recognized compensation expense related to non-employee stock options of $60,435 and $177,351 during the three months ended September 30, 2016 and 2015, respectively, and $62,938 and $186,544 during the nine months ended September 30, 2016 and 2015, respectively.

Common stock awards

The Company granted 8,146 and 371,292 common stock awards during the three months ended September 30, 2016 and 2015, respectively, and 20,309 and 605,580 common stock awards during the nine months ended September 30, 2016 and 2015, respectively, based on the value of the services provided and the average stock price during each respective period. The Company recognized compensation expense related to common stock awards of $36,542 and $116,045 during the three months ended September 30, 2016 and 2015, respectively, and $144,332 and $167,045 during the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, and December 31, 2015, warrants to purchase 758,347 shares of common stock were outstanding. These warrants were fair valued at each issuance date using the Black-Scholes option pricing model. Warrants for which a measurement date has not been reached are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. Expense for the nine months ended September 30, 2016, was $1.1 million including the incremental value recognized for the warrant modification. The Company issued no warrants in connection with collaboration agreements and consulting services during the three and nine months ended September 30, 2016.

The Company recognized warrant expense (gain) in connection with collaboration and consulting arrangements of ($1,790) and $326,123 during the three months ended September 30, 2016 and 2015, respectively, and $1,116,852 and $418,826 during the nine months ended September 30, 2016 and 2015, respectively.

9.	Income Taxes

During the nine months ended September 30, 2016 and 2015, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $16.5 million and $15.3 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, and December 31, 2015, the net deferred tax liability of $2,918,518 on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of September 30, 2016 and December 31, 2015, the Company did not record any unrecognized tax positions.

10.	Commitments

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In connection with the Lexington lease, the Company recorded $68,742 as prepaid rent as of September 30, 2016, with $39,281 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $43,707 is outstanding as of September 30, 2016, with $24,740 recorded as a non-current liability, respectively. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. The Company also leased office space in London, UK during 2014, however the lease was terminated in March 2015 in accordance with the terms of the lease.

11.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio, an affiliate of the Company, of which $152,529 and $395,000 was outstanding as of September 30, 2016 and December 31, 2015, respectively. In connection with the APA, the Company made a series of payments during the first two quarters of 2016 totaling $242,471 to creditors of Kevelt. Pursuant to the APA such payments are considered direct offsets to the loan with SynBio. No payments were made during the nine months ended September 30, 2015. The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. During 2012, the loan matured and it was agreed by both parties that the loan can be called due with full repayment of the outstanding principal including accrued interest upon future agreement by both parties. It was also agreed as of July 1, 2012 that no further interest on the outstanding loan balance would be accrued. The loan is recorded in “Loans due to related parties” within current liabilities.

The Company has entered into various research, development, license and supply agreements with Shire, SynBio, Serum and Pharmsynthez, each a related party whose relationship and ownership has not materially changed from that disclosed in our 10-K/A filed April 29, 2016.

12.	Subsequent Events

As approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series B Preferred Stock on October 13, 2016, and subsequently filed a Second Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Amended Series B Certificate of Designation”). Pursuant to the Amended Series B Certificate of Designation, the Company designated 2,500,000 shares as Series B preferred stock. Each share of Series B preferred stock has a stated value of $0.001 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series B preferred stock will be entitled to a per share preferential payment equal to $4.00, the stated value. Each share of Series A preferred stock is convertible into one (1) share of common stock (i.e., an initial conversion price of $4.00). The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions. In addition, subject to shareholder approval, if the Company issues or sells common stock or common stock equivalents entitling the grantee or purchaser to acquire shares of common stock at an effective price per share that is lower than the then applicable Series B conversion price (such lower price, the “Base Conversion Price”), the Series B conversion price will be reduced to the Base Conversion Price. Except as otherwise provided in the Amended Series B Certificate of Designation or as otherwise required by law, the Series B has no voting rights.

On November 7, 2016, the Company closed on an approximate $10 million underwritten public offering issuing 2,424,242 units (the “Units”) at a purchase price of $4.125 per unit (the “Public Offering Close”). The Units sold consisted of (i) 484,849 shares of convertible Series B Preferred Stock (the “Shares”) and a Class A Warrant (the “Class A Warrant”) to purchase one share of the Company common stock, par value $0.001 per share (the “Common Stock”) with an exercise price of $4.00 per warrant, and (ii) 1,939,393 shares of convertible Series B Preferred Stock (also, the “Shares”) and a Class B Warrant (the “Class B Warrant” and together with the Class A Warrant, the “Warrants”) to purchase one share of Common Stock, each with an exercise price of $4.00 per warrant.

Pursuant to the terms therein and in connection with the Public Offering Close, the balances of the Period Notes were settled as follows:

-	The Note converted to shares of common stock
-	The CEO Note was settled in cash
-	The Further Notes converted into Units which are included in the aggregate 2,424,242 disclosed above.

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

Asset Acquisition and Financing Arrangements

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

On July 1, 2016, we issued a convertible promissory note (the “Note”) in the amount of $500,000 to Pharmsynthez, our majority shareholder. In consideration for the promissory note, we issued Pharmsynthez warrants (the “Warrants”) to purchase 50,505 shares of our common stock at the lesser of $6.60 per share and 120% of the price per share in the Company’s next capital raise of at least $15 million. The Note is convertible into shares of our common stock at any time at a conversion price of $4.95 per share (subject to price protection and usual and customary adjustments). The Warrant may be exercised at any time through the five-year anniversary.

Mr. M. Scott Maguire is our Chief Executive Officer. Mr. Maguire’s current annual salary is $505,735 pursuant to his written employment agreement with the Company. Of Mr. Maguire’s 2015 salary amount and 2016 salary amount through today, fifty percent (50%) has been paid in cash and fifty percent (50%) has been deferred and accrued pursuant to an unwritten arrangement between us and Mr. Maguire. On July 1, 2016, we issued a convertible promissory note in the amount of $369,958 and warrants to purchase 37,369 shares of our common stock at the Exercise Price to Mr. Maguire for the deferred salary. We also entered into a Deferred Salary Security Agreement with Mr. Maguire, pursuant to which Mr. Maguire agreed to continue to defer fifty percent (50%) of his salary until the earlier to occur of: (i) the closing of a public offering of our securities concurrent to a NASDAQ listing, or (ii) September 30, 2016 (the “Deferral End Date”). All deferred salary shall become due and payable on the Deferral End Date. As security for the payment of the deferred salary, we granted Mr. Maguire a continuing subordinated security interest in our assets, including all inventory, accounts, accounts receivable, equipment, trademarks, contracts, copyrights and general intangibles.

On August 26 and September 9, 2016 we issued convertible promissory notes in the amount of $178,000 and $322,000, respectively, to Pharmsynthez. The notes are convertible into shares of our common stock at any time at a conversion price of $4.00 per share (subject to price protection and usual and customary adjustments) or may be applied toward the Offering, at the option of Pharmsynthez.

On September 23, 2016, SynBio LLC, one of our largest shareholders exchanged 970,000 shares of common stock in the Company for an equal number of shares of Series A Preferred Stock.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2016 and 2015

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2016 to the fiscal quarter ended September 30, 2015 is set forth below:

Description	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015	Increase (Decrease)	Percentage Change
Research and development expense	$891,828	$816,318	$75,510	9
General and administrative expense	1,359,801	2,984,484	(1,624,683)	(54)
Loss from operations	(2,251,629)	(3,800,802)	(1,549,173)	(41)
Other income (expense)	(13,440)	9,086	22,526	248
Change in fair value of derivative liability	241,298	(1,344,542)	(1,585,840)	(118)
Loss on issuance of debt	(106,566)	(59,612)	46,954	79
Interest income	4	67	63	94
Interest expense	(341,648)	(127,896)	213,752	167

Net loss	$(2,471,981)	$(5,323,699)	$(2,851,718)	(54)

Research and Development

Overall, corporate R&D expenses for the quarter ended September 30, 2016 increased by $75,510, or 9% to $891,828 from $816,318 in the comparable quarter in 2015. The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended September 30, 2016 and 2015:

	Quarter ended,
Category of Expense	September 30, 2016	September 30, 2015
Outside services and Contract Research Organizations	$596,399	$365,679
Salaries and wages	115,283	112,284
Share-based compensation expense	113,976	282,532
Rent	23,777	21,796
Other	42,393	34,027
Total research and development expense	$891,828	$816,318

The increase in R&D expenses during the three months ended September 30, 2016, compared to the same period in 2015 was primarily due to the Company’s initial scaling up of Virexxa clinical development. Share-based compensation expense fluctuated primarily due to the period-over-period remeasurement of warrants held by collaboration partners.

General and Administrative

General and administrative expenses decreased approximately $1.6 million or 54% for the quarter ended September 30, 2016 to $1,359,801 from $2,984,484 in the same quarter in 2015. The most significant drivers of the change were related to a decrease of approximately $724,000 and $287,000 in share-based expense and executive termination compensation, respectively, as well as an approximate $523,000 decrease legal, professional, and other consulting services.

Hybrid Debt Instrument

During the three months ended September 30, 2016 and 2015, the Company issued $1.37 million and $3.0 million in convertible promissory notes. The notes included embedded derivatives, which had been bifurcated from the host debt and accounted for separately, which required adjustments for changes in fair value over each period. The period adjustments were lower by approximately $1.6 million in the three months ended September 30, 2016, compared to the same period in 2015 due the lower face value of the instruments coupled changes in valuation inputs.

Comparison of Nine Months Ended September 30, 2016 and 2015

The comparison of our historical results of operations for the nine months ended September 30, 2016 to the nine months ended September 30, 2015 is set forth below:

Description	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Increase (Decrease)	Percentage Change
Research and development	$3,526,322	$2,407,141	$1,119,181	47
IPR&D expense	39,500,000	–	39,500,000	–
General and administrative	4,339,844	4,723,109	(383,265)	(8)
Loss from operations	(47,366,166)	(7,130,250)	40,235,916	564
Other income (expense)	(26,991)	(216,429)	(189,438)	(88)
Change in fair value of derivative liability	2,146,587	(1,344,542)	(3,491,129)	(260)
Loss on issuance of hybrid debt instrument	(1,690,784)	(59,612)	1,631,172	2,736
Loss on conversion of debt	(6,187,337)	–	6,187,337	–
Interest income	31	1,155	1,124	97
Interest expense	(690,118)	(130,408)	559,710	429

Net loss	$(53,814,778)	$(8,880,086)	$44,934,692	506

Research and Development

Overall, corporate R&D expenses for the nine months ended September 30, 2016 increased by $40.6 million, or 1,687% to $43,026,322 from $2,407,141 in the comparable period in 2015. The table below sets forth the R&D costs incurred by the Company, by category of expense, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended,
Category of Expense	September 30, 2016	September 30, 2015
IPR&D expense	$39,500,000	$–
Outside services and Contract Research Organizations	1,826,600	1,395,814
Salaries and wages	364,075	379,766
Share-based compensation expense	1,156,331	433,414
Rent	68,219	66,709
Other	111,097	131,438
Total research and development expense	$43,026,322	$2,407,141

The increase in R&D expenses during the nine months ended September 30, 2016, compared to the same period in 2015 was primarily due to the Company’s acquisition and immediate expensing of the Virexxa asset ($39.5 million) coupled with $1.1 million recognized in connection with warrants issued to Serum. Separate from these, R&D costs were relative flat period over period.

General and Administrative

General and administrative expenses decreased by $0.4 million or 9% for the nine months ended September 30, 2016 to $4,339,844 from $4,723,109 in the comparable period of 2015. The most significant drivers of the change were a decrease of approximately $799,000 in personnel and share-based compensation expense offset by an increase in approximately $402,000 in outside consulting services.

Hybrid Debt Instrument

During the nine months ended September 30, 2016 and 2015, the Company issued $4.87 million and $3.0 million in convertible promissory notes. The notes included embedded derivatives, which had been bifurcated from the host debt and accounted for separately. Adjustments for changes in estimated fair value of the compound derivatives for the nine months ended September 30, 2016 was a gain of approximately $2.1 million compared to a $1.3 million loss in the same period of 2015. In April 2016, $6.5 million of the host debt instruments were converted to common shares which settled the associated compound derivatives.

Interest Expense

Interest expense increased by approximately $560,000 or 429% for the nine months ended September 30, 2016, to $690,118 from $130,408 in the comparable period 2015. The increase in interest expense is primarily due to interest charges associated with the SPA Note, APA Notes and Period Notes.

Liquidity and Capital Resources

At September 30, 2016 and December 31, 2015, we had working capital deficits of approximately $3.5 million and $3.2 million, respectively. At September 30, 2016 we had approximately $0.2 million in cash and $3.7 million in accounts payable and accrued expenses. At December 31, 2015, we had approximately $0.13 million in cash and $3.3 million in accounts payable and accrued expenses. Our working capital has increased in 2016 due primarily to $4.5 million of debt proceeds offset by $4.4 million net cash used during the nine months end September 30, 2016, which consisted of meeting creditor obligations, furthering our clinical development, and other general operating needs.

In November 2015 we entered into the APA which included the 1st amendment to the SPA (the “Amended SPA”) wherein Pharmsynthez agreed to purchase from the Company up to $3.5 million of additional 10% Convertible Promissory Notes (the “APA Notes”). The APA contains a total financing commitment from Pharmsynthez in the amount of $10 million. The APA Notes represent bridge financing to be drawn down from this $10 million. On July 1, 2016, the Company issued an additional $0.5 million note under APA, leaving a balance of $6.0 million in funding commitment from Pharmsynthez.

On November 7, 2016, the Company closed on an approximate $10 million underwritten public offering issuing 2,424,242 units (the “Units”) at a purchase price of $4.125 per unit, which includes $6 million from Pharmsynthez. The Units sold consisted of (i) 484,849 shares of convertible Series B Preferred Stock (the “Shares”) and a Class A Warrant (the “Class A Warrant”) to purchase one share of the Company common stock, par value $0.001 per share (the “Common Stock”) with an exercise price of $4.00 per warrant, and (ii) 1,939,393 shares of convertible Series B Preferred Stock (also, the “Shares”) and a Class B Warrant (the “Class B Warrant” and together with the Class A Warrant, the “Warrants”) to purchase one share of Common Stock, each with an exercise price of $4.00 per warrant.

We believe the proceeds from the November 7, 2016, sale of Units is sufficient to settle the Company’s obligations and support operations for 12 months from issuance of these financial statements.

Until we reach commercialization of our technology or receive significant and regular cash flows from our current collaborations or from planned out-licensing of our technology, we expect the trend of accessing capital markets to finance our working capital needs to continue.

The only significant cash receipts that we could expect from our current collaborations would be from Shire. Due to the uncertainties and risks inherent in the clinical development process, we are unable to predict precisely when those receipts may occur, if ever. We do not expect any significant receipts to become due within the next five months. However, there can be no assurance that future receipts will ever become due because they are contingent on positive outcomes from Shire’s clinical development efforts in connection with the Factor VIII drug candidate.

We have commenced the process of seeking out-license arrangements for our ErepoXen™ technology but are currently unable to reliably predict when that process may result in an agreement. Due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance our ErepoXen™ technology will lead to any future income.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2016 totaled approximately $4.1 million, which includes a net loss of approximately $53.5 million offset by approximately $48.2 million in non-cash charges related to the Virexxa asset acquisition, which was immediately expensed ($39.5 million), as well as the hybrid debt instrument ($6.2 million including issuance loss, interest, amortization, change in fair value, and loss on extinguishment upon conversion of the debt host). In addition, as the Company recognized a net non-cash charge of approximately $2.6 million for share-based compensation and warrants.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2016 and 2015, respectively, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

The Company received $4.5 million in proceeds from issuance of $4.5 million 10% convertible secured promissory notes in connection with the APA.

Off Balance Sheet Arrangements

The Company has no off balance sheet financing arrangements. The Company has one facility lease obligation and written employment agreements with three key employees as of September 30, 2016.

Recent Accounting Pronouncements

In March 2016, the FASB issued guidance to simplify several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.

There has been no other material changes to the recent accounting pronouncements under consideration since those described in our Annual Report on Form 10-K filed on March 30, 2016.

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

XENETIC BIOSCIENCES, INC.

November 14, 2016	By:	/S/ MICHAEL SCOTT MAGUIRE
Michael Scott Maguire
Chief Executive Officer and President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1 *	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Michael Scott Maguire, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certifications of Michael Scott Maguire, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	XBRL (eXtensible Business Reporting Language). The following materials from Xenetic Biosciences, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Exhibit filed with this report
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing

