Form 10-K
period 2016-12-31
Xenetic Biosciences, Inc.
filed 2017-03-31
CIK 1534525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2016

TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)
99 Hayden Ave, Suite 230 Lexington, Massachusetts 02421 (Address of principal executive offices and zip code) 781-778-7720 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.001 par value per share	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days): Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [_] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016, based upon the closing price of the registrant’s common stock on OTCQB on that date of $5.10, was approximately $13,978,386. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2017, the number of outstanding shares of the registrant’s common stock was 8,652,541.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement or information statement for its 2017 Annual Meeting of Stockholders. The registrant intends to file a definitive proxy statement or information statement with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2016.

XENETIC BIOSCIENCES, INC.

2016 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the development of our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates.

In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Such factors include, among others, the following factors that could cause actual results to differ materially include without limitation:

•	our need to raise substantial additional capital to finance the further development of our various drug candidates and ability to continue as a going concern;
•	our ability to continue to finance our planned operations, including our plans to complete a capital raise during 2017;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	product development and commercialization risks;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	the adoption of new, or changes in, accounting principles; and
•	other factors set forth in the "Risk Factors" section of this Annual Report on Form 10-K and in subsequent filings we make with the Securities and Exchange Commission.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this Annual Report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this Annual Report are made only as of the date of this Annual Report, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

As used in this Annual Report, unless otherwise indicated, all references herein to “Xenetic,” the “Company,” “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

Our brand and product names, including but not limited to PolyXen™, Virexxa®, OncoHist™ and ImuXen™ contained in this Annual Report are trademarks, registered trademarks or service marks of Xenetic Biosciences, Inc. and/or its subsidiaries in the United States of America (“USA” or “U.S.”) and certain other countries. All other company and product names may be trademarks of the respective companies with which they are associated.

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel orphan oncology therapeutics. We have an extensive patent portfolio of over 200 issued patents and 100 pending patent applications in the United States and worldwide, and covers various aspects of our PolyXen platform technology and advanced polymer conjugate technologies, as well as our proprietary biologic drugs and novel oncology drug candidates. We believe our portfolio positions us well for strategic partnership and commercialization opportunities. Our objective is to maximize opportunities to out-license assets from our portfolio in order to generate working capital to both build long-term stockholder value and provide us with the funding necessary to clinically develop our orphan oncology drug candidate pipeline through market launch.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical collaborators to create what we believe will be the next-generation biologic drugs and therapeutics. While we primarily focus on researching and developing orphan oncology drugs, we also have significant interests in drugs being developed by our collaborators to treat hemophilia and anemia, among other conditions.

Our lead drug candidate, XBIO-101 (formerly known as Virexxa), is a small-molecule immunomodulator and interferon inducer, which, in preliminary studies, has been shown to increase progesterone receptor (“PrR”) expression in endometrial tissue. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States (“CIS”), including Russia. XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. We plan to commence a Phase 2 trial for XBIO-101 in the first half of 2017.

Our lead proprietary technology is PolyXen, an enabling platform technology designed for biologic drug delivery. It uses the natural polymer polysialic acid (“PSA”) to prolong a drug's half-life and potentially improve the stability of therapeutic peptides and proteins. We believe this technology may be used in a variety of drug candidates to enhance the properties of the therapeutic, potentially providing advantages over competing products.

We are engaged in a strategic exclusive collaboration with Shire plc (“Shire”) (formerly Baxalta, Baxter Incorporated and Baxter Healthcare) with the primary objective of developing a novel series of polysialylated blood coagulation factors, including a next generation factor VIII hemophilia A treatment. This collaboration relies on our proprietary PolyXen technology to conjugate PSA to therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. We granted Shire a worldwide, exclusive, royalty-bearing license to our proprietary PolyXen technology for use in combination with Shire’s proprietary molecules in the development of drug candidates designed for the treatment of blood and bleeding disorders. Shire is responsible for the costs and development of SHP656 (formerly BAX 826), an investigational, extended half-life factor VIII treatment being developed as a long-acting therapeutic for the treatment of hemophilia. Shire filed a Clinical Trial Application (“CTA”) for the program in the fourth quarter of 2015 and commenced human clinical trials during the first quarter of 2016. In December 2016, the Company earned a $3 million milestone payment from Shire related to the advancement of the Phase 1/2 clinical trial of SHP656. Under the terms of the collaboration, most recently amended in January 2014, we are eligible to receive additional regulatory and sales target payments for total potential milestone receipts of up to $100 million plus royalties on sales. Shire is also one of our significant, long-term stockholders, having most recently invested $10 million in our Company in January 2014.

All of our drug candidates have arisen from our research activities or those of our collaborators, and are in the development stage. As a result, we commit significant resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory approval for marketing in the U.S. by the FDA or by any applicable agencies in other countries. We are also developing a broad pipeline of clinical candidates for next generation biologics and novel oncology therapeutics in a number of orphan disease indications. Though we hold a broad patent portfolio, the focus of our internal development efforts is currently limited to research and development of our lead product candidate XBIO-101 and lead proprietary technology PolyXen because of capital constraints.

We, directly or indirectly, through our wholly-owned subsidiary, Xenetic U.K., and its wholly-owned subsidiaries, Lipoxen, Xenetic Technologies, Inc. and SymbioTec, GmbH, own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to Virexxa, OncoHist, PolyXen, ErepoXen, ImuXen, and PulmoXen. Altogether, we, directly or indirectly, hold more than 200 patents with 40 in the United States and an additional 161 international patents, and we have approximately 100 pending patent applications worldwide.

Our Strategy

Our goal is to become a leader in the development of novel orphan oncology drugs while leveraging our proprietary delivery technology as a vehicle for creating next generation bio-therapeutics.

Our strategy is to pursue a continuous and ongoing effort of out-licensing our PolyXen platform technology to drive incremental shareholder value and generate working capital to assist in providing the funding required to support our long-term development of orphan oncology drug candidates through regulatory approval and commercialization.

We intend to advance our PolyXen platform technology by entering into collaborative out-license arrangements with global pharmaceutical companies who can then apply the resources necessary to bring drug candidates using our proprietary technology to worldwide commercialization or entering into arrangements with other partners that will in-license our technology on a restrictive-market basis. The latter provides access to clinical data which can assist us in making decisions about potential monetization of our proprietary technology in larger markets.

We are also pursuing orphan drug designations for relevant oncology indications as appropriate in both the U.S. and Europe. If our orphan oncology drug candidates are granted orphan drug designation, then we may benefit from certain key advantages of orphan approval including market exclusivity.

We intend to advance development of our drug candidates through a combination of conducting our own in-house research and through the use of contract manufacturing and contract research organizations in order to efficiently manage our resources. Continuous pipeline growth and advancement of out-licensed drug candidates is dependent, in part, on several important co-development collaborations and strategic arrangements we have entered into, as discussed in more detail below. Together with our collaborative partners, we are focused on developing our pipeline of next generation bio-therapeutics based primarily on our PolyXen proprietary technology, as well as novel orphan drugs in oncology.

Recent Developments

$3 Million Milestone Payment from Shire plc for PSA-Recombinant SHP656

In December 2016, the Company earned a $3 million milestone payment from Shire related to its advancement of the Phase 1/2 clinical study for SHP656 (formerly BAX 826), an investigational, extended half-life factor VIII treatment being developed as a long-acting therapeutic for the treatment of hemophilia. The Company received the $3 million in January 2017.

NASDAQ Capital Market Listing and Public Offering

On November 7, 2016, our common stock began trading on The NASDAQ Capital Market under the symbol “XBIO.” In connection with the listing of our common stock on The NASDAQ Capital Market, we closed an underwritten public offering on November 7, 2016 of an aggregate of 2,424,242 units, consisting of (i) 484,849 units, consisting of one share of Convertible Series B Preferred Stock and a Class A Warrant to purchase one share of common stock and (ii) 1,939,393 units consisting of one share of Convertible Series B Preferred Stock and a Class B Warrant to purchase one share of common stock, at a public offering price of $4.125 per unit for aggregate gross proceeds equal to $10 million (the “Public Offering”).

Asset Acquisition and Financing Arrangements

On November 13, 2015, we entered into an Asset Purchase Agreement (the “APA”) with OJSC Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company and presently our majority shareholder, providing for the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “APA Note”) and the transfer to us of certain intellectual property (“IP”) rights with respect to XBIO-101 (f/k/a Virexxa) in exchange for, among other conditions, 3,045,455 shares of our common stock. The APA also provided for the issuance to Pharmsynthez of certain warrants covering half the value of the APA Note. During the year ended December 31, 2016, the Company issued an aggregate of $4.5 million of convertible debt as well as associated warrants in connection with the APA.

On April 29, 2016, pursuant to the terms of the APA, we acquired certain IP rights with respect to XBIO-101 held by AS Kevelt (“Kevelt”), an Estonian biotech company and wholly-owned subsidiary of Pharmsynthez, and the exclusive rights to develop, market and license XBIO-101 for certain uses in certain territories including the United States, Europe, and Asia.

In connection with the closing of the APA, we issued 3,045,455 shares of common stock to Pharmsynthez in April 2016. In connection therewith, Pharmsynthez converted all of its outstanding convertible notes (consisting of the principal amount of $6.5 million plus accrued interest of approximately $300,000), which were previously issued by us to Pharmsynthez in 2015 and 2016. The conversion rate as set forth in the notes was $4.95 per share. Accordingly, we issued to Pharmsynthez an additional 1,373,036 shares of common stock, resulted in an aggregate of 4,418,491 new shares of common stock being issued to Pharmsynthez in April 2016.

On July 1, 2016, we issued a convertible promissory note (the “Additional APA Note”) in the amount of $500,000 to Pharmsynthez. In consideration for the Additional APA Note, we issued Pharmsynthez warrants to purchase 50,505 shares of our common stock at the lesser of $6.60 per share and 120% of the price per share in our next capital raise of at least $15 million. In connection with our Public Offering, the Additional APA Note plus accrued interest was converted into 125,397 shares of our common stock at a conversion price of $4.125 per share.

On August 26 and September 9, 2016, we issued convertible promissory notes in the amount of $178,000 and $322,000, respectively, to Pharmsynthez. In connection with our Public Offering, these two notes totaling $500,000 were converted into 121,212 units sold in the Public Offering.

On September 23, 2016, SynBio LLC (“SynBio”), one of our significant shareholders, exchanged 970,000 shares of our common stock for an equal number of shares of our Series A Preferred Stock.

Our Technology and Drug Candidates

The Technologies

We incorporate our patented and proprietary technologies into a number of drug candidates which are currently under development either in-house or with our biotechnology and pharmaceutical collaborators, with the goal of creating what we believe will be the next-generation of biologic drugs and therapeutics. While we primarily focus on researching and developing orphan oncology drugs, we also have ownership and other economic interests in drugs being developed by our collaborators to treat hemophilia and anemia, among other conditions. Our patent portfolio spans four core proprietary technologies including two platforms, small molecules and biologics. The figure below depicts our current intellectual property, technologies and drug candidates.

Our IP portfolio includes four primary areas of technology covering multiple drug candidates and indications as shown in the following figure:

Our four proprietary technologies are:

PolyXen

An enabling biological platform technology designed to extend the circulation in the human body of existing drug molecules, thereby creating potentially superior next generation drug candidates. PolyXen is based on the concept of polysialylation and utilizes polysialic acid, or PSA, which is a biopolymer, comprising a chain of sialic acid molecules. PSA is a natural constituent of the human body, though we obtain our PSA from a bacterial source.

XBIO-101

A small molecule therapeutic with the potential to confer sensitivity to hormone therapeutics upon cancer cells that are otherwise insensitive to such treatments.  XBIO-101 (sodium cridanimod) belongs to a class of low-molecular weight synthetic interferon inducers. In addition to its immunomodulatory properties, XBIO-101 has been shown to increase levels of progesterone receptor, or PrR, expression in tumor tissue of patients who are PrR deficient, and thus may restore sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Based on preclinical observations, XBIO-101 may also be therapeutically relevant in other hormone-resistant cancers, such as triple-negative breast cancer. XBIO-101 has been granted an orphan drug designation by the FDA for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progestin therapy.

OncoHist

A novel therapeutic platform technology that utilizes the properties of modified human histone H1.3 for targeted cell necrosis or apoptosis (programed cell death), which may enable OncoHist to treat a broad range of cancer indications. OncoHist, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, in the cell nucleus, and is therefore hypothesized to be better tolerated and less immunogenic than other oncology therapies.

ImuXen	A novel liposomal co-entrapment encapsulation technology designed to maximize both cell and immune system mediated responses. The technology is based on the co-entrapment of the nominated antigen(s) in a liposomal vesicle. The technology when applied may create new vaccines and improve the use and efficacy of certain existing human vaccines.

Though we hold a broad patent portfolio, the focus of our internal development efforts is currently limited to research and development of our lead product candidate XBIO-101 and lead proprietary technology PolyXen because of capital constraints.

In-House Research, Outside Services and Collaborations

Through in-house and partner efforts, we are developing our pipeline of next generation bio-therapeutics and novel orphan oncology drugs based on our PolyXen, XBIO-101, OncoHist and ImuXen proprietary technologies. In order to do this while efficiently managing our overhead, we rely on in-house research efforts, the services of contract manufacturers and contract research organizations and our strategic collaborations. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent, in part, on several important collaborations and strategic arrangements including our arrangements with:

☐	Shire, a global biopharmaceutical leader and a significant stockholder;
☐	SynBio, a Russian pharmaceutical company and a beneficial owner of over 5% of our common stock;
☐	Pharmsynthez, a Russian pharmaceutical company and presently our majority stockholder; and
☐	Serum Institute of India Limited (Serum Institute), one of the world’s largest vaccine manufacturer and one of India’s largest biotech companies as well as a beneficial owner of over 5% of our common stock.

Accordingly, in addition to pursuing the development of our pipeline of next generation bio-therapeutics and novel orphan oncology drugs, we also have significant interests in drug candidates being developed by our collaborators to treat conditions including hemophilia and anemia. We expect to collect milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. For further detail, please read the section titled “Significant Co-Development Collaborations and Strategic Arrangements” on page 11.

Our Drug Candidate Pipeline

Our product pipeline contains a number of drug candidates under development in-house and drug candidates under development with our biotechnology and pharmaceutical collaborators. The following chart summarizes key information regarding our current drug candidates, organized by our internal programs and our collaborators’ programs:

Xenetic Corporate Programs
Drug Candidate	Technology	Indication	ICH	Orphan Disease	Description, Status and Next Catalyst	Pre-clinical	Phase 1	Phase 2	Phase 3
XBIO-101	XBIO-101	Endometrial Cancer	✔	✔	Phase II trial initiated under a U.S. IND; Expect enrollment of first patient in U.S. trial in Q2 2017
ErepoXen	PolyXen	Anemia	✔		Phase II trial in Australia, South Africa and New Zealand concluded. The drug candidate is now available for out-license.
OncoHist	OncoHist	Acute Myeloid Leukemia		✔	Pre-clinical and non-clinical studies as well as pre-IND meeting with the FDA is complete. Expect to file IND as resources allow.
XBIO-101	XBIO-101	Triple Negative Breast Cancer		✔	Pre-clinical studies underway; expect to file protocol for an estrogen receptor (ER) clinical biomarker study under the current XBIO-101 IND in Q1 2017.
Indicates programs completed.
Indicates programs in progress in such phase

Collaborative Partner Programs (alphabetical by clinical developer)
Drug Candidate	Technology	Sponsor	Indication	ICH	Orphan Disease	Description and Status	Pre-clinical	Phase 1	Phase 2	Phase 3
SHP656 (f/k/a BAX 826”)	PolyXen	Shire	Hemophilia	✔	✔	Clinical trial in the U.K. commenced in Q1 2016 with Phase 1/2 results expected in Q2 2017.
PulmoXen	PolyXen	Pharmsynthez	Cystic Fibrosis		✔	Phase I completed in Russia.
Xemys	ImuXen	Pharmsynthez	Multiple Sclerosis			Phase I dose ranging study in Russia is complete.
ErepoXen	PolyXen	Serum Institute	Anemia	✔		Phase II(a) intravenous and subcutaneous human clinical trials conducted in India are complete.
ErepoXen	PolyXen	SynBio	Anemia			Russian Phase II(b)/III in progress.
Indicates programs completed.
Indicates programs in progress in such phase

SHP656

Pursuant to our exclusive license agreement with Shire, Shire will develop a novel series of polysialylated blood coagulation factors, including SHP656. SHP656 relies on our PolyXen platform technology to develop its next generation, extended half-life treatment based on ADVATE® and ADYNOVATE® (both rFVIII), currently approved treatments for blood coagulation disorders. This drug candidate has the goal of improving bleed protection in Hemophilia A patients while potentially offering once weekly or even less frequent infusions. Current market-approved, next generation treatments require at least twice-weekly administration. Shire has commenced dosing in a Phase 1/2 clinical study for SHP656 in the U.K. and is anticipating results in the second quarter of 2017, which will inform the next steps in the clinical development strategy. In December 2016, the Company earned a $3 million milestone payment from Shire in connection with its advancement of the Phase 1/2 clinical study.

XBIO-101

XBIO-101 is our most advanced internal candidate with an orphan drug designation from the FDA for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. An investigational new drug application, or IND, has been submitted and is in effect for Phase II clinical trials in the U.S.

Pursuant to the APA, Kevelt and Pharmsynthez transferred to us certain IP rights with respect to XBIO-101, and the worldwide rights to develop, market and license XBIO-101 for certain uses, except for excluded uses within the Commonwealth of Independent States (“CIS”), in exchange for 3,378,788 shares of our common stock. We also acquired Kevelt's orphan drug designation from the FDA for the use of XBIO-101 in the treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy.

XBIO-101 (sodium cridanimod), belongs to a class of low-molecular weight synthetic interferon, or IFN, inducers and is primarily used in a wide range of therapeutic areas such as antiviral, antibacterial, antitumor, and inflammatory indications due to its ability to modify or regulate one or more immune system functions. We believe XBIO-101 may also prove to be therapeutically relevant in hormone-resistant cancers by increasing the levels of progesterone receptor (“PrR”) expression in tumor tissue of patients who are PrR deficient. As such, it may restore the sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Accordingly, we are pursuing the use of XBIO-101 for the treatment of endometrial cancer.

Our decision to investigate XBIO-101 for the treatment of endometrial cancer was based in part on the history of sodium cridanimod in preclinical and clinical research conducted by others, including prior clinical trials conducted and completed in Russia that assessed the efficacy and safety of sodium cridanimod. Sodium cridanimod has been authorized for medicinal use in the Russian Federation for 21 years and over nine million doses have been sold for the treatment of non-cancer indications. XBIO-101 is also known under the brand names Neovir, Camedon and Primavir.

The extensive clinical testing conducted by others, as well as the marketing history of sodium cridanimod, provided support for our authorization to proceed directly with a Phase II efficacy study under our US IND for the use of sodium cridanimod in conjunction with progestin therapy in patients with recurrent or persistent endometrial cancer.

ErepoXen

Our second most advanced internal drug candidate is ErepoXen, or polysialylated erythropoietin (“PSA-EPO”). ErepoXen uses our PolyXen platform technology for the treatment of anemia in chronic kidney disease (“CKD”) patients. It is designed to reduce the dosing frequency by extending the circulating half-life of the therapeutic in the body. Currently, our clinical development efforts of ErepoXen are on hold as we seek to out-license the drug candidate in our licensed territories.

SynBio and Serum Institute have collaborative arrangements to develop and launch ErepoXen in limited markets pursuant to which we will collect royalties if they are successful in these efforts.

Serum Institute conducted Phase I and Phase II clinical trials in 95 human subjects. These safety trials, which had no significant drug-related adverse events, provided us with the data to commence a Phase II, repeat dosing, ICH compliant clinical trial for ErepoXen in Australia, New Zealand and South Africa for CKD patients not on dialysis. We have completed three cohorts of this study. Each cohort represents an increased dose of ErepoXen that is given on a repeat schedule until therapeutic levels of hemoglobin are achieved. In the Xenetic study there were no serious Treatment Emergent Adverse Events (“TEAE”) related to ErepoXen in either cohort 1 or 2. There was one serious TEAE in cohort 3 judged to be possibly related, but not unexpected given the safety profile of other Erythropoietin Stimulating Agents (ESAs).

Our collaborator, the Serum Institute, finished Phase I/II clinical trials in India of ErepoXen for in-center-dialysis patients. Serum Institute indicated that it will use its data from the Phase I/II clinical trials and data generated from our Phase II trial to further progress clinical trials of ErepoXen in India. In addition, SynBio applied for and received regulatory approval to commence ErepoXen Phase II(b)/III human clinical trials in Russia, which are in progress. SynBio has indicated that it will commence commercialization and marketing stage of ErepoXen in the Russian and CIS markets subject to approval in such markets.

OncoHist

Our drug candidate OncoHist, which has clinical proof of concept, utilizes the properties of modified human histone H1.3 for targeted cell killing. We were previously researching and developing OncoHist for the treatment of relapsed or resistant acute myeloid leukemia (AML). Currently, our clinical development efforts of OncoHist are on hold. We anticipate filing an IND application for OncoHist for AML once we are able to raise sufficient capital.

We have a sponsored research agreement with Dana Farber Cancer Institute intended to elucidate OncoHist’s mechanism of action as well as to characterize the responsiveness of various AML cell lines to OncoHist. Dr. Richard Stone, MD, Professor of Medicine at Harvard Medical School and Clinical Director of the Adult Leukemia Program at Dana-Farber Cancer Institute, presented data at the 2014 American Society of Hematology meeting (Blood, 2014 124(21):3604 OncoHist, an rh Histone 1.3, Is Cytotoxic to Acute Myeloid Leukemia Cells and Results in Altered Downstream Signaling).

We completed non-clinical toxicity studies of OncoHist guided, in part, by clinical data supplied by SynBio and SymbioTec, GmbH, a German company we acquired in 2012. In August 2015, we had a productive, in-person pre-IND meeting with the FDA where manufacturing and clinical matters were addressed including guidance from the FDA regarding inclusion of an additional indication besides AML in our planned Phase I clinical trial, which is currently on-hold.

Pipeline Expansion Opportunities

Operating under licenses from us within their home markets, our collaborators generate pre-clinical and clinical data related to our technologies across a wide spectrum of therapeutic areas. Under these agreements, we retain all rights for major markets and co-own the clinical data. We therefore have the opportunity to utilize the data in our decision-making process regarding development and commercialization in major markets. We expect to be able to utilize the results from substantially all of our clinical toxicity data and other clinical data generated in the development of OncoHist, XBIO-101, ImuXen and PolyXen for a variety of orphan oncology indications and next generation biologic drugs.

For example, we believe that we may be able to develop XBIO-101 for other indications. Results from preclinical and exploratory studies conducted by a collaborative partner suggest that XBIO-101 can up-regulate (i.e., increase the levels of) estrogen receptor (ER) in certain tissue types. Proof of concept studies are being planned to investigate additional therapeutic opportunities for XBIO-101 in hormone-resistant tumor types other than endometrial cancer, including triple-negative breast cancer (TNBC).

We also believe that the nature of our technologies, including the PolyXen and ImuXen platforms, will allow us to pursue additional drug candidates for new indications based on existing and future scientific data.

Significant Co-Development Collaborations and Strategic Arrangements

Shire plc

In August 2005, we entered into an exclusive research, development, license and supply agreement with what is now Shire plc (initially entered into with Baxter SA and Baxter Healthcare Corporation, and subsequently transferred to Baxalta which was then acquired by Shire) to develop products with an extended half-life of certain proteins and molecules using our patent protected PolyXen technology. Pursuant to this collaboration, PSA is conjugated with Shire’s proprietary molecule(s) to endeavor to create a once weekly or longer-acting therapeutic for the treatment of hemophilia, a polysialylated recombinant (rFVIII) protein (SHP656), that would be longer acting than what is currently available on the market. Shire also has rights that extend to treatments of the failure of blood to coagulate.

This agreement has been amended several times since 2005, most recently in January 2014. The January 2014 amendment provides for increased future development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales. We are entitled to up to $100 million in potential development, regulatory, sales and deadline extension receipts, which are contingent on the performance of Shire achieving certain milestones. We are also entitled to scaled royalties on net sales. We recognized $3 million in revenue from Shire during the year ended December 31, 2016.

Shire has agreed to meet a number of clinical milestones with strict timelines under the January 2014 amendment relating to: Clinical Trial Authorization (“CTA”) submission, Final Clinical Study Report and Biologics License Application (BLA) submission. Shire commenced Phase 1/2 human clinical trials on SHP656 during the first quarter of 2016 and is anticipating results in the second quarter of 2017, which will inform the next steps in the clinical development strategy. If the trial is successful, we may be entitled to receive a milestone payment. There can be no assurance if, or when, Shire will actually achieve any of the remaining due diligence milestones. Shire may terminate the agreement without cause at any point following the research midpoint or upon 90 days’ written notice. Further, the parties may mutually terminate the agreement upon failure to comply with the material terms of the agreement or upon the other party’s insolvency.

Since August 2005, we have received approximately $22 million from Shire that includes milestone receipts, fees for services and a $10 million purchase of our common stock in January 2014.

SynBio LLC

In August 2011, we entered into a stock subscription and collaborative development agreement with SynBio (the “Co-Development Agreement”), pursuant to which we granted SynBio an exclusive license to develop, market and commercialize certain drug candidates utilizing molecules based on our PolyXen and OncoHist platform technologies in Russia and the CIS, collectively referred to herein as the SynBio Market. In exchange for our granting to SynBio those certain license rights, SynBio granted an exclusive license to us to use any SynBio pre-clinical and clinical data generated by SynBio and to engage in the development and commercialization of drug candidates that may arise from the collaboration in any territory outside of the SynBio Market based upon the Co-Development Agreement.

We hope and expect to mitigate certain technical and commercial risks of drug development by working in collaboration with SynBio. Under the Co-Development Agreement, SynBio is responsible for progressing six new product candidates through human proof of concept trials in Russia as primary validation for the initiation of European Medicines Agency (“EMA”) or FDA clinical trials by us.

The primary goal of the Co-Development Agreement is to research and develop drug candidates for planned commercialization using SynBio and our combined respective expertise and technologies. Drug candidates must meet the success criteria as decided upon by a joint steering committee, which includes representation from both SynBio and us, where we have the right to appoint the chair who has the casting vote. Once a potential drug candidate is selected, clinical trials will be separately conducted by each company in their respective territories with the goal to achieve regulatory approval of the products for commercial sale.

SynBio is wholly responsible for funding and conducting their own research and clinical development activities in Russia, and we are wholly responsible for funding and conducting our own research and clinical development activities in the U.S., Europe and elsewhere outside the SynBio Market. There are no milestones or other research-related payments provided for under the Co-Development Agreement other than fees for the provision of each party’s respective research supplies based on their technology. For the years ended December 31, 2016 and 2015, we have recognized no supply service revenues in connection with the Co-Development Agreement. Among other provisions, the parties may terminate the Co-Development Agreement in relation to a particular product upon 30 days’ written notice, if such party, in its reasonable opinion, believes that a third-party IP right exists, which would have a material effect on the research and/or development of the relevant product. Further, the parties may terminate the Co-Development Agreement if the other party is in material breach of the Co-Development Agreement and, in the case of a breach capable of remedy, the breach is not remedied within 90 days of receiving notice specifying the breach and requiring its remedy, or if the other party becomes insolvent. The parties also may terminate the Co-Development Agreement by immediate written notice to the other party in relation to a specific product such if product does not meet the relevant success criteria for the product.

Concurrent with entering into the Co-Development Agreement, we entered into a stock subscription agreement with SynBio pursuant to which we sold SynBio approximately 1.08 million shares of common stock for proceeds of approximately $18.6 million, making them an affiliate of the Company.

In furtherance of our co-development clinical objectives, on December 31, 2014 we granted SynBio a warrant to purchase 204,394 shares of our common stock that contain vesting triggers based on the achievement by SynBio of certain clinical development objectives within specific timeframes (the “SynBio 2014 Warrant”). Simultaneously with the issuance of the SynBio 2014 Warrant, we granted additional warrants to purchase 9,697 aggregate new shares of our common stock to SynBio and Pharmsynthez non-director designees under the same terms and conditions of the SynBio 2014 Warrant. The SynBio 2014 Warrant expires on December 30, 2019 and no warrants were exercised during the years ended December 31, 2016 and 2015.

On September 23, 2016, SynBio exchanged 970,000 shares of common stock for an equal number of shares of Series A Preferred Stock. SynBio is an affiliate and related party of ours, with a share ownership of approximately 9.8% of the total issued common stock and all 970,000 shares of our outstanding Series A Preferred Stock as of December 31, 2016. The Series A Preferred Stock is convertible at the election of SynBio into shares of our common stock on a one for one basis upon 61 days’ prior written notice to us.

PJSC Pharmsynthez

In November 2009, we entered into a collaborative research and development license agreement with PJSC Pharmsynthez (formerly OJSC Pharmsynthez) (the “Pharmsynthez Arrangement”) pursuant to which we granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on our PolyXen and ImuXen technology anywhere within Russia and the CIS. In exchange, Pharmsynthez granted us an exclusive license to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates in any territory outside of Russia and the CIS at our own expense.

In accordance with the terms of the Pharmsynthez Arrangement, we licensed certain PolyXen and ImuXen technology rights for use in Russia and the CIS as well as certain clinical and research data developed by us on the six product candidates to Pharmsynthez.

We hope and expect to mitigate certain risks of drug development by reviewing human clinical data arising out of this collaboration with Pharmsynthez before we take a particular drug candidate into FDA and EMA trials. Under the agreement, Pharmsynthez is responsible for progressing six new drug candidates through human proof of concept trials in Russia as primary validation prior to the initiation of EMA/FDA clinical trials by us outside of Russia. A joint steering committee, where we have the right to appoint the chair who has the casting vote, was established to facilitate the communication of scientific data and to assist generally with each party’s research decisions and to monitor research and development progress under the Pharmsynthez Arrangement.

Pharmsynthez is wholly responsible for funding and conducting its own research and clinical development activities in Russia. We are wholly responsible for funding and conducting our own research and clinical development activities in the U.S., Europe and the rest of the world outside of Russia and the ex-CIS regions. There are no milestones or other research related payments provided for under the Pharmsynthez Agreement other than royalties. Among other provisions, the parties may terminate the agreement in relation to a particular product upon 30 days’ written notice, if such party, in its reasonable opinion, believe that a third-party intellectual property right exists which would have a material effect on the research and/or development of the relevant product. Further, the parties may terminate the agreement if the other party is in material breach of the agreement and, in the case of a breach capable of remedy, the breach is not remedied within 90 days of receiving notice specifying the breach and requiring its remedy, or if the other party becomes insolvent. The parties also may terminate the agreement by immediate written notice to the other party in relation to a specific product if such product does not meet the relevant success criteria for the product.

Pharmsynthez is an affiliate of the Company and our majority stockholder. It is also a related party of SynBio, which is related party of the Company. Pharmsynthez has a share ownership of approximately 52.6% of the total issued common stock as of December 31, 2016.

Serum Institute

In August 2011, we entered into a collaborative research and development agreement with Serum Institute of India Limited (“Serum Institute”) amending and restating a series of earlier agreements and providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”) (the “Serum Agreement”). Serum Institute is responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within territories outside of certain predetermined territories assigned to us, which include the U.S., the European Economic Area, and Japan, among other territories, at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. No royalty, revenue or expense was recognized by us related to the Serum Institute arrangement during the years ended December 31, 2016 and 2015. There are no milestone or other research-related payments due under the Serum Agreement.

Through December 31, 2016, we and Serum Institute continued to engage in research and development activities with no resultant commercial products. Among other reasons, the parties may terminate the Serum Agreement by written notice if the other party is in material breach of the Serum Agreement and, in the case of a breach capable of remedy, the breach is not remedied within 90 days of the other party receiving notice specifying the breach and requiring its remedy.

In furtherance of our co-development clinical objectives, on December 31, 2014, we granted to Serum Institute certain warrants to purchase 96,970 shares of our common stock that contain vesting triggers based on the achievement by Serum Institute of certain clinical development objectives within specific timeframes (“Serum 2014 Warrant”). Simultaneously with the issuance of the Serum 2014 Warrant, we issued additional warrants to purchase an aggregrate of 4,852 shares of our common stock to Serum Institute non-director designees under the same terms and conditions of the Serum 2014 Warrant. The Serum 2014 Warrant expires on December 30, 2019.

In addition, the Serum Agreement allows for Serum Institute to nominate a non-executive director to our Board of Directors as long as Serum Institute or its subsidiaries holds at least 6% of our common stock. Serum Institute is an affiliate and related party of ours, with a share ownership of approximately 7.5% of the total issued common stock as of December 31, 2016.

Our Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third-parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States covering our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to obtain and maintain licenses to use intellectual property owned by third-parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third-parties.

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the United States Patent and Trademark Office (“USPTO”) and in certain other developed countries. Generally, patents have a term of 20 years from the earliest priority date (subject to paying all maintenance fees when due). In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent, through the filing of a provisional patent application or through such other mechanisms, such as patent term extension (PTE) or supplementary protection certificates (SPC). Our first issued patents are due to begin to expire starting in 2022 with the majority of the existing issued patents expiring between 2027 and 2030.

Our patent strategy is to file patent applications on innovations and improvements in those jurisdictions that comprise the major pharmaceutical markets in the world or locations where a pharmaceutical may be manufactured. These jurisdictions include, but are not limited to the U.S., U.K., Australia, Japan, Canada, South Korea, China, Hong Kong, India, Russia and certain other countries in the European Union (E.U.) and Asia, though we do not necessarily file a patent application in each of these jurisdictions for every patent family.

As of February 16, 2017, we directly or indirectly own, through our wholly-owned subsidiary, Xenetic U.K., and its wholly-owned subsidiaries, Lipoxen, Xenetic Technologies, Inc. and SymbioTec, GmbH, more than 200 U.S. and international patents and approximately 100 pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, as well as our proprietary product candidates, including XBIO-101, ErepoXen and PulmoXen. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates and methods of administering polymer conjugates. We will also be filing additional patent applications where possible for XBIO-101 and OncoHist for additional indications.

Our patent portfolio contains patents and patent applications that encompass our OncoHist platform technology including use of histones for the treatment of different cancers. The OncoHist patent portfolio, acquired as part of our acquisition of SymbioTec GmbH in January 2012, includes OncoHist, a bis-Met histone. In addition, our licensed patent portfolio includes patents issued in jurisdictions outside of the United States and licensed patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The OncoHist portfolio also includes patents that cover the use of a histone protein as an antibiotic and to threat thrombocytopenia and further as an antimicrobial component of a personal care product.

We have received patent protection for certain therapeutics that use our PolyXen technology linking the specific therapeutic to a PSA. These include, but are not limited to, PSA-erythropoietin (“EPO”), PSA-insulin and PSA-insulin like protein, SHP656 (rFVIII), PSA-DNase I and PSA-granulocyte colony stimulating factor (GCSF). Further patents cover methods to prepare proteins that are linked to a PSA. These method patents include those that link a PSA to a protein in a high pH solution as well as patents that use a process for producing an aldehyde derivative of a sialic acid through the opening and oxidation of a sialic acid unit. For instance, we have patent protection for a PSA linkage that can be at the N-terminus.

We have received patent protection for the production of PSA and the removal of endotoxin during the purification process. The removal of endotoxin occurs through the addition of a high pH solution to the PSA and a process to separate a polydisperse ionically charged polysaccharide, such as PSA, into fractions of different average molecular weight. This is accomplished through the use of a column and elution buffers with different and constant ionic strength and pH, resulting in a fractionated polysaccharide that has a molecular weight polydispersity of 1.1 or lower.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued United States patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

In certain situations, where we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by limitations in our access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee that we will not be accused of, or be determined to be, infringing a third-party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

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

U.S. and foreign patent rights and other proprietary rights exist that are owned by third-parties and relate to pharmaceutical compositions and reagents, medical devices and equipment and methods for preparation, packaging and delivery of pharmaceutical compositions. We cannot predict with any certainty which, if any, of these rights will be considered relevant to our technology by authorities in the various jurisdictions where such rights exist, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third-parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and in other countries and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from third-parties. There can be no assurance that we can obtain a license to any technology that we determine we require on reasonable terms, if at all, or that we could develop or otherwise obtain alternative technology. The failure to obtain licenses, if required, may have a material adverse effect on our business, results of operations and financial condition. Further, we may not be able to obtain IP licenses related to the development of our drug candidates on a commercially reasonable basis, if at all.

It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third-parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Manufacturing and Supply

We do not have the capability to manufacture our own material necessary to support our drug candidate development programs nor do we intend to acquire such capability as part of our present business strategy. We currently have agreements in place with Serum Institute whereby Serum Institute produces clinical materials for use in the development of drug candidates involving our PolyXen technology. We are currently dependent on SynBio for clinical materials with respect to our OncoHist AML research programs. We are currently dependent on Kevelt for clinical materials with respect to our XBIO-101 research program. We are investigating second source alternative suppliers for our clinical materials. There can be no assurance that we will be successful in this effort or that if a second source is secured that it would be available to us on commercially reasonable terms or in a timely fashion should any disruption in supply from Serum Institute, SynBio or Kevelt occur.

Government Regulation

General

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Generally, a new drug must be approved by the FDA through the NDA process and a new biologic must be licensed by the FDA through the BLA process before it may be legally marketed in the United States.

U.S. Regulation

Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and in the case of biologics, also under the Public Health Service Act, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

☐	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practices (“GLP”) regulations and other applicable regulations;
☐	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
☐	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (GCP) regulations to establish the safety and efficacy of the proposed drug for its intended use;
☐	submission to the FDA of an NDA or BLA;
☐	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practices (cGMP) requirements to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and
☐	FDA review and approval of the NDA or BLA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or noncompliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board (IRB) at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

☐	Phase I: The drug candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

☐	Phase II: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.

☐	Phase III: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the drug candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase IV studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA or BLA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

United States Market Approval Process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product's identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug's safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (REMS) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for noncompliance with regulatory requirements or if problems occur following initial marketing.

Orphan Drug Act

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs or biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for Orphan Drug Designation, or for a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the U.S. for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

Pediatric Information

Under the Pediatric Research Equity Act of 2007 (“PREA”), NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric sub-populations and to support dosing and administration for each pediatric sub-population for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted. The Best Pharmaceuticals for Children Act (“BPCA”) provides sponsors of NDAs with an additional six-month period of market exclusivity for all unexpired patent or non-patent exclusivity on all forms of the drug containing the active moiety if the sponsor submits results of pediatric studies specifically requested by the FDA under BPCA within required timeframes. The Biologics Price Competition and Innovation Act provides sponsors of BLAs an additional six-month extension for all unexpired non-patent market exclusivity on all forms of the biologic containing the active moiety pursuant to the BPCA if the conditions under the BPCA are met.

The Food and Drug Administration Safety and Innovation Act (“FDASIA”), which was signed into law on July 9, 2012, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP) within sixty days of an end-of-Phase II meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the drug, such as distribution restricted to certain facilities or physicians with special training or experience; or distribution conditioned on the performance of specified medical procedures.

FDASIA established a new category of drugs and biologics referred to as "breakthrough therapies" that may be eligible to receive Breakthrough Therapy Designation. A sponsor may seek FDA designation of a drug or biologic candidate as a "breakthrough therapy" if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such drug. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements or standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug and biologics manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations.

US Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States under the BPCA. Pediatric exclusivity provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children as addressed in the section named “Pediatric Information” above. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our drug candidates.

Whether or not we obtain FDA approval for our drug candidates, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the drug candidates in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country's requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical trials, product approval and licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA or BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator's data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator's data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union's regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an "orphan medicinal product" in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, marketing authorization may be granted to a similar product for the same indication at any time if:

☐	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
☐	the applicant consents to a second orphan medicinal product application; or
☐	the applicant cannot supply enough orphan medicinal product.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing or approval, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also potentially subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws, including state and federal anti-kickback, false claims, data privacy and security and physician payment transparency laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements may subject us to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Environmental Regulation

In addition to being subject to extensive regulation by the FDA, we must also comply with environmental regulation insofar as such regulation applies to us or our drug candidates. Our costs of compliance with environmental regulation as applied to similar pharmaceutical companies are minimal, since we do not currently, nor do we intend to, engage in the manufacturing of any of our drug candidates. We currently use unaffiliated manufacturers to produce all of our drug candidate material and receive final material from such manufacturer, without any involvement on our part in the manufacturing process at any stage of the process.

Although we believe that our safety procedures for using, handling, storing and disposing of our drug candidate materials comply with the environmental standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We do not carry a specific insurance policy to mitigate this risk to us or to the environment.

Research and Development Expenses

Research and development activities include personnel costs, research supplies, clinical and pre-clinical study costs. Such expenses related to the research and development of our drug candidates totaled $43.7 million for the year ended December 31, 2016 and $3.4 million for the year ended December 31, 2015.

Employees

At March 31, 2017, we employed seven full-time employees. We are not a party to any collective bargaining agreement with our employees; nor are any of our employees a member of any labor unions. We are subject to certain statutory and contractual obligations in instances where we terminate U.K.-based employees. These obligations, which are ordinary and customary in the U.K., generally range from one to 12 months of wages for terminated employees and would not be expected to represent a material adverse effect to us.

To complement our own expert professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance, clinical development and business development. These individuals include scientific advisors as well as independent consultants.

Competition

The pharmaceutical and biotechnology industries are characterized by intense competition and rely heavily on the ability to move quickly, adapt to changing medical and market needs, and to develop and maintain strong intellectual property positions. We believe that the development experience of our scientific and management team, as well as the strength and promise of our drug candidates, provide us with a competitive advantage; nevertheless, we face potential competition from a myriad of sources many of which operate with greater resources and more mature products. These include pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Competition is intense and expected to increase.

Product and Technology Specific Competition

SHP656 (PSA rFVIII) for Hemophilia

The hemophilia market is highly competitive, with a number of products already in the market and with a number of companies advancing potentially competitive therapies. The following describes some of these competitive therapies and is not intended to be an exhaustive list.

Shire’s ADYNOVATE, is the current and latest generation long-acting Antihemophilic Factor VIII (Recombinant). Together, ADYNOVATE and ADVATE (Shire’s earlier generation Factor VIII product) make up the bulk of Shire’s current Hemophilia A portfolio.

Novo Nordisk recently launched a next generation Antihemophilic Factor VIII (Recombinant), Novoeight. It competes with Shire’s pegylated Factor VIII product ADYNOVATE.

Bayer has a next generation drug candidate, BAY94-9027, in Phase III clinical trials. BAY94-9027 is currently being designed to extend the circulating half-life of rFVIII through site specific attachment of a polyethylene glycol (PEG) polymer to the light chain of the rFVIII molecule, while preserving its full biologic activity.

Biogen Idec’s ELOCTATE Antihemophilic Factor (Recombinant), Fc Fusion Protein, was approved by the FDA in 2014, for the control and prevention of bleeding episodes, perioperative (surgical) management and routine prophylaxis in adults and children with Hemophilia A.

CSL Behring’s AFSTYLA® is a single-chain Factor VIII product, comprising light- and heavy- chains of Factor VIII which are covalently linked into a single polypeptide chain, conferring improved stability over conventional two-chain Factor VIII products. AFSTYLA® was approved by the USFDA in 2016 and by the EMA in 2017.

Roche’s Emicizumab, formerly ACE910 from Chugai, is a bispecific antibody (anti-Factor IXa/X) which mimics the function of Factor VIII. Emicizumab is currently in Phase 3 clinical trials.

BioMarin’s BMN 270 is an early-stage, gene therapy approach to hemophilia A. BMN 270 has been the subject of a recent Phase 1/2 clinical study.

XBIO-101 for Endometrial and Ovarian Cancers

Current standard of care treatments for endometrial cancer include radiation, surgery as well as certain chemotherapeutic and antineoplastic agents, particularly platinum-based agents, including but not limited to Taxol, carboplatin, doxorubicin, cisplatin, ifosfamide, and topotecan.

A number of additional therapeutic classes are in development worldwide, including but not limited to antibodies, antibody-drug conjugates (ADCs), and immunotherapies (e.g., bevacizumab and GALE-301/GALE-302, respectively). Additionally, there are a number of targeted agents including inhibitors that target the PI3K/Akt/mTOR pathway (such as AKT inhibitor ARQ-092) and other kinase inhibitors. The aforementioned therapeutics and therapeutic classes may be used either alone or in combination. Companies engaged in clinical development of these products for endometrial cancer include but are not limited to:

☐	Antibodies/Immunotherapies: Galena BioPharma; Merck Sharp & Dohme; Immunogen, Inc. Immunomedics, Inc.; Genentech; Macrogenics; Genmab; Incyte Corporation; and Eisai Inc. Bayer.
☐	Targeted Agents: ArQule; AstraZeneca; Novartis; Daiichi Sankyo Inc.; GlaxoSmithKline; and Advenchen Laboratories LLC.

OncoHist for AML

Our drug candidate OncoHist, if approved, will compete with established therapies for the treatment of AML. The current standard of care is cytarabine in combination with an anthracycline (i.e., daunorucbin).

To our knowledge, there is no approved biologic for the treatment of AML. We are aware of certain late-stage development programs that target the same relapse population as our OncoHist program, including BiolineRx, which has multiple clinical trials in process using their peptide BL-8040, and Celator, which is targeting first-line treatment of AML.

Small molecule, FDA-approved drug competition for AML include clofarabine. Other small cytotoxic molecules in development, but not FDA-approved, include azacitidine and decitabine.

In addition, certain immunotherapy and immunomodulating agents in development for other cancers may compete with OncoHist, if approved. These include investigational agents being developed by Kite Pharma and Stemline Therapeutics Inc.

Other novel therapies in development for AML include SL-401 from Stemline Therapeutics Inc., which is a targeted therapy directed to the interleukin-3 receptor delivering truncated diphtheria toxin to the cancer cell.

ErepoXen for Anemia

The anemia market is highly competitive, with a number of products already in the market and with a number of companies advancing potentially competitive therapies. The following describes some of these competitive therapies and is not intended to be an exhaustive list.

Current commercial products include EPOGEN and Aranesp from Amgen, Procit and Eprex from Johnson & Johnson, and Mircera from Roche Holding Ltd. These established products represent the current standard of care for CKD and end-stage renal disease (ESRD) patients.

We understand that many new erythropoietin stimulating agents, such as HIF-related drug candidates, are designed to be daily oral treatments. Companies currently developing these therapies include Akebia, Bayer HealthCare AG, FibroGen (licensed by Astellas), GlaxoSmithKline plc, and others. We expect certain of these candidates may enter the market as early as this year.

We believe that other novel therapies under development that could represent competition with ErepoXen, if approved, include sotatercept from Acceleron Pharma Inc.

PSA for Drug Delivery

Current delivery platforms include PEG, FC-fusion, albumin infusion, HES, depot, CTP-fusion.

Market participants include Nektar’s PEG technology, Flamel’s Medusa platform offering, a hydrogel depot formulation, Versartis’ XTEN technology which recombinant polypeptide fusion protein, nanoparticle technology from Alkermes, Durect Corp’s long-acting technology, Debiopharm Group’s drug delivery based on polylactic-co-glycolic acid (PLGA), and Halozyme’s ENHANZE drug delivery technology platform.

We also expect to compete with academic institutions and other smaller pharmaceutical companies during the drug development stage of our progress. In addition to competing with universities and other research institutions in the development of drug products, therapies, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products or drug candidates will be more effective or achieve greater market acceptance than competitive products, or that these companies will not succeed in developing products and technologies that are more effective than those being developed for us or that would render our products and technologies less competitive or obsolete.

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

In addition to disclosing current information pursuant to Section 13 or 15(d) of the Exchange Act and for reports of information required to be disclosed by Regulation FD through our SEC filings, we also intend to disclose such current information through our investor relations website, press releases, public conference calls, webcasts and through various social media channels, including Facebook, Twitter, LinkedIn, Google+ and Chairman’s Blog Profile.

ITEM 1A – RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report as well as our other public filings with the Securities and Exchange Commission. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline.

Risks Related to Our Financial Condition and Capital Requirements

We have never been profitable and may never achieve or sustain profitability.

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead drug candidates, ErepoXen, XBIO-101, OncoHist, and PolyXen, our biological platform technology, and researching additional drug candidates. We have no products approved for commercial sale and have generated only limited revenue to date. Due to capital constraints, we are currently focused solely on the development of XBIO-101 and PolyXen. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

☐	Funding the costs relating to the research and development, regulatory approval, commercialization and sale and marketing of our drug candidates and technologies, in particular, XBIO-101;
☐	Market acceptance of our drug candidates and technologies, in particular, XBIO-101;
☐	Costs of acquiring and developing new drug candidates and technologies;
☐	Ability to bring our drug candidates to market, in particular, XBIO-101;
☐	General and administrative costs relating to our operations;
☐	Increases in our research and development costs;
☐	Charges related to purchases of technology or other assets;
☐	Establish, maintain and protect our intellectual property rights;
☐	Attract, hire and retain qualified personnel; and
☐	Our ability to raise additional capital.

As of December 31, 2016, we had an accumulated deficit of approximately $142.3 million. Substantial doubt exists about our ability to continue as a going concern as a result of anticipated capital needs. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

Our independent registered public accounting firm and the Company have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. As described in their audit report, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2016 of $142.3 million. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

We are currently advancing our drug candidates through preclinical and clinical development. Developing drug candidates is an expensive, risky and lengthy process, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our drug candidates, in particular XBIO-101 and PolyXen-based drug candidates.

As of December 31, 2016, our cash and cash equivalents was $4.0 million. We expect that we will require additional capital to complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may negatively impact the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our development programs or the commercialization of any drug candidates. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, including purchasers of units in this offering, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, equity interests, including common stock underlying the units, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder to the extent you have exercised warrants or converted Series B Preferred Stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets.

If we raise funds by selectively continuing to enter into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish additional valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional funds through collaborations, strategic alliances or licensing arrangements, we may be required to terminate product development or future commercialization efforts or to cease operations altogether.

We plan to use potential future operating losses and our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards could be limited as a result of issuance of equity securities.

We plan to use our current year operating losses to offset taxable income from any future revenue generated from operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL carryforwards could be limited by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we issue. In addition, we have not performed an analysis of limitations, and we may have experienced an ownership change under Section 382 as a result of past financings. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Risks Related to the Discovery and Development of our Pharmaceutical Products

We are an early stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

We currently do not have any products that have gained marketing approval. We have invested substantially all of our efforts and financial resources developing ErepoXen, OncoHist and XBIO-101, our lead candidates that are in the early stages of development. Our revenues to date consist primarily of collaboration revenue from a single partner and not from product sales or royalties. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and eventual commercialization of our drug candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

☐	Execute development activities for our drug candidates, including successful enrollment in and completion of clinical trials;
☐	Obtain required marketing approvals for the development and commercialization of our drug candidates;
☐	Obtain and maintain patent and trade secret protection or regulatory exclusivity for our drug candidates;
☐	Protect, leverage and expand our intellectual property portfolio;
☐	Establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical and commercial manufacturing;
☐	Build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners, if our drug candidates are approved;
☐	Gain acceptance for our drug candidates, if approved, by patients, the medical community and third party payors;
☐	Effectively compete with other therapies;
☐	Obtain and maintain healthcare coverages and adequate reimbursement;
☐	Maintain a continued acceptable safety profile for our drug candidates following approval;
☐	Develop and maintain any strategic relationships we elect to enter into, if any;
☐	Enforce and defend intellectual property rights and claims; and
☐	Manage our spending as costs and expenses increase due to preclinical development, clinical trials, marketing approvals and commercialization.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our pharmaceutical products.

Identifying and qualifying patients to participate in clinical studies of our pharmaceutical products is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our pharmaceutical products. We may experience delays. If patients are unwilling to participate in our clinical studies because of negative publicity from adverse events in the biopharmaceutical industries or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by factors including:

☐	Severity of the disease under investigation;
☐	Real or perceived availability of alternative treatments;
☐	Size and nature of the patient population;
☐	Eligibility criteria for and design of the trial in question;
☐	Perceived risks and benefits of the drug candidate under study;
☐	Proximity and availability of clinical sites for prospective patients;
☐	Ongoing clinical trials of potentially competitive agents;
☐	Physicians’ and patients’ perceptions as to the potential advantages of our drug candidates being studied in relation to available therapies or other products under development;
☐	Our CRO’s and our trial sites’ efforts to facilitate timely enrollment in clinical trials;
☐	Patient referral practices of physicians; and
☐	The need to monitor patients and collect patient data adequately during and after treatment.

We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by the FDA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

☐	Difficulty in establishing or managing relationships with contract research organizations, and physicians;
☐	Different standards for the conduct of clinical studies;
☐	Our inability to locate qualified local consultants, physicians and partners; and
☐	The potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit or terminate ongoing or planned clinical studies, any of which would have an adverse effect on our business.

We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.

Before obtaining marketing approval from regulatory authorities for the sale of our current and future drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidates. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

☐	Delays in reaching a consensus with regulatory agencies on study design;
☐	Delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
☐	Delays in obtaining required Institutional Review Board, or Independent Ethics Committee approval at each clinical study site;
☐	Delays in recruiting suitable patients to participate in our clinical studies;
☐	Imposition of a clinical hold by regulatory agencies, including after an inspection of our clinical study operations or study sites;
☐	Failure by our CROs, other third-parties or us to adhere to clinical study requirements;
☐	Failure to perform in accordance with the FDA’s good clinical practices (GCP), or applicable regulatory requirements in other countries;
☐	Delays in the testing, validation, manufacturing and delivery of our drug candidates to the clinical sites;
☐	Delays in having patients complete participation in a study or return for post-treatment follow-up;
☐	Clinical study sites or patients dropping out of a study;
☐	Occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits; or
☐	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our drug candidates, we may need to conduct additional studies to bridge our modified drug candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our drug candidates and may harm our business, financial condition, results of operations and prospects.

If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our pharmaceutical products, we may:

☐	Be delayed in obtaining marketing approval or licenses for our drug candidates, if at all;
☐	Obtain approval for indications or patient populations that are not as broad as intended or desired;
☐	Obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
☐	Be subject to changes with the way the product is administered;
☐	Be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;
☐	Have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
☐	Be subject to the addition of labeling statements, such as warnings or contraindications;
☐	Be sued; or
☐	Experience damage to our reputation.

As described above, any of these events could prevent us from achieving or maintaining market acceptance of our pharmaceutical products and impair our ability to generate revenues.

Clinical trials may fail to demonstrate the safety and efficacy of our pharmaceutical drug candidates and could prevent or significantly delay regulatory approval.

Before receiving NDA or BLA approval to commercialize a drug candidate, we must demonstrate to the FDA, with substantial evidence from well controlled clinical trials, that the drug candidate is both safe and effective or the biologics is safe, pure and potent. If these trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would most likely be adversely affected.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any of our current and future collaborators may decide, or regulators may require us, to conduct additional clinical or preclinical testing. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are as safe and effective for use in a specific patient population as the respective reference products before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate equivalent safety and efficacy to the satisfaction of the FDA and foreign regulatory agencies despite having progressed through initial clinical trials. Drug candidates that have shown promising results in early clinical trials may still fail in subsequent confirmatory clinical trials. Similarly, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. In some instances, there can be significant variability in safety or efficacy results between different trials of the same drug candidate due to numerous factors, including but not limited to changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants.

Because of these risks, the research and development efforts of our collaborative partners may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, or if required regulatory approvals are not obtained by our partners, or any approved products are not commercially successful, we are not likely to generate significant revenues or become profitable.

Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate or the approval may be for a more narrow indication than we expect.

A drug candidate cannot be commercialized until the appropriate regulatory authorities have reviewed and approved the drug candidate. Even if our drug candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a drug candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our drug candidates.

Even if we obtain regulatory approval for a drug candidate, our drug candidate will remain subject to regulatory scrutiny.

If our drug candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturing facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any, BLA or marketing authorization application, or MAA. Accordingly, we and our collaborators and suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we or our collaboration partners receive for our drug candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we are not allowed to promote our products for indications or uses for which they do not have approval. If our drug candidates are approved, we must submit new or supplemental applications and obtain approval for certain changes to the approved products, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency or problems with our manufacturing facilities or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

☐	Issue untitled and warning letters;
☐	Impose civil or criminal penalties;
☐	Suspend or withdraw regulatory approval or revoke a license;
☐	Suspend any of our ongoing clinical trials;
☐	Refuse to approve pending applications or supplements to approved applications submitted by us;
☐	Impose restrictions on our operations, including closing our manufacturing facilities; or
☐	Seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be negatively impacted.

The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals, the commercial success of our pharmaceutical products will depend in part on the medical community, patients, and third-party payors accepting our pharmaceutical products as medically useful, cost-effective, and safe. Any pharmaceutical product that we or our partners bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these pharmaceutical products, if approved for commercial sale, will depend on a number of factors, including:

☐	The effectiveness of our approved drug candidates as compared to currently available products;
☐	Patient willingness to adopt our approved drug candidates in place of current therapies;
☐	Our ability to provide acceptable evidence of safety and efficacy;
☐	Relative convenience and ease of administration;
☐	The prevalence and severity of any adverse side effects;
☐	Restrictions on use in combination with other products;
☐	Availability of alternative treatments;
☐	Pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our drug candidates and target markets;
☐	Effectiveness of our or our partners’ sales and marketing strategy;
☐	Our ability to obtain sufficient third-party coverage or reimbursement; and
☐	Potential product liability claims.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the pharmaceutical products may require significant resources and may never be successful.

The commercial potential of a pharmaceutical candidate in development is difficult to predict. If the market size for a new drug candidate or technology is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.

It is very difficult to estimate the commercial potential of pharmaceutical products due to important factors such as safety and efficacy compared to other available technologies or treatments, including changing standards of care, third-party payor reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our successful drug candidates following approval by government health authorities based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to these factors, or others, the market potential for a pharmaceutical product is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such pharmaceutical product or, if we have already entered into a collaboration for such pharmaceutical product, the revenue potential from royalty and milestone payments could be significantly diminished which would negatively impact our business, financial condition and results of operations.

Failure to obtain or maintain adequate coverage and reimbursement for our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The success of our drug candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our drug candidates represent new approaches to the treatment of certain diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our drug candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

☐	A covered benefit under its health plan;
☐	Safe, effective and medically necessary;
☐	Appropriate for the specific patient;
☐	Cost-effective; and
☐	Neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products. Patients are unlikely to use our drug candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drug candidates. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our drug candidates.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our drug candidates. We expect to experience pricing pressures in connection with the sale of any of our drug candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

We intend to seek approval to market our drug candidates in both the United States and in select foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our drug candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our drug candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a drug candidate. In addition, market acceptance and sales of our drug candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our drug candidates and may be affected by existing and future health care reform measures.

We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for drug candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

We may not be successful in our efforts to identify or discover additional pharmaceutical products.

The success of our business depends primarily upon our ability to identify and develop pharmaceutical products. Although our existing pharmaceutical products are currently in clinical development, our research programs may fail to identify other potential pharmaceutical products for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential pharmaceutical products or our potential pharmaceutical products may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. Research programs to identify new pharmaceutical products require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or pharmaceutical products that ultimately prove to be unsuccessful.

We may fail to obtain orphan drug designations from the FDA for our drug candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

OncoHist for AML and XBIO-101 for endometrial cancer have orphan designation in the U.S. While we have not obtained nor have we sought to obtain additional orphan designations for any drug candidate, we believe our products candidates could qualify for additional orphan drug designations for additional indications. We may seek to obtain orphan drug designation for our drug candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our drug candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our drug candidates, we may never receive such designations.

The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for third line use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, hormone therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these. Third line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies. In markets with approved therapies, we expect to initially seek approval of our drug candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those drugs that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our drug candidates, even if approved, would be approved for second line or first line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second line or first line therapy.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. In addition, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates. Even if we obtain significant market share for our drug candidates, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second line therapy.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory enactments in recent years that change the healthcare system in ways that could impact our future ability to sell our drug candidates profitably.

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, President Obama signed into law the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

Laws and other reform and cost containment measures that may be proposed and adopted in the future, remain uncertain, but may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our ability to generate revenue, attain profitability, or commercialize our products.

Risks Related to Our Reliance on Third-Parties

If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in its self-interest, which may limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our drug candidates.

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

In addition to our own clinical trials, we expect to rely on third-parties to conduct, supervise and monitor our clinical studies, and if these third-parties perform in an unsatisfactory manner, it may harm our business.

In addition to our own clinical trials, we expect to rely on CROs, clinical investigators and clinical study sites to ensure our clinical studies are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We, clinical investigators and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs or the clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and efficacy of our drug candidates. Accordingly, if our CROs or clinical investigators fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs, which must be conducted in accordance with GCPs and GLPs, respectively. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our pharmaceutical products. As a result, our financial results and the commercial prospects for our pharmaceutical products would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We may also rely on other third-parties to store and distribute our products for any clinical studies that we may conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our pharmaceutical products or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our products. Additionally, because our current or future collaborators or strategic partners are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our platforms. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. The failure to develop and commercialize a drug candidate pursuant to our agreements with our current or future collaborator would prevent us from receiving future milestone and royalty payments which would negatively impact our revenues.

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug candidate development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any additional collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

If we enter into one or more collaborations, we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.

Any future collaborations we enter into could subject us to a number of risks, including:

☐	We may not be able to control the amount and timing of resources that our collaborators devote to the development or commercialization of our drug candidates;
☐	Collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new version of a drug candidate for clinical testing;
☐	Collaborators may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;
☐	Collaborators may not commit adequate resources to the marketing and distribution of our drug candidates, limiting our potential revenues from these products;
☐	Disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
☐	Collaborators may experience financial difficulties;
☐	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
☐	Business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
☐	Collaborators could decide to move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and
☐	Collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our drug candidates.

Our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of our pharmaceutical products. Each supplier may require licenses to manufacture components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of pharmaceutical products for clinical studies or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished pharmaceutical product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our pharmaceutical products that may not be detectable in final product testing. Our contract manufacturers must supply all necessary documentation in support of an NDA or BLA on a timely basis and must adhere to the FDA’s GLP, and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our pharmaceutical products or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our pharmaceutical products or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon third-parties with whom we contract could materially harm our business.

If our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a drug candidate, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. The number of manufacturers with the necessary manufacturing capabilities is limited. In addition, an alternative manufacturer would need to be qualified through an NDA or BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our pharmaceutical products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue.

We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest significant resources to develop these capabilities.

We have no internal manufacturing capabilities. As a result, for manufacturing we depend on third-party manufacturers, including Kevelt, Pharmsynthez and the Serum Institute, which in turn may rely upon third-parties to manufacture our products. Although our strategy is based on leveraging the ability of collaboration partners to develop and manufacture our products for commercialization in the pharmaceutical marketplace, we will be dependent on collaborations with drug development and manufacturing collaborators. If we are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence or other clinical studies, preparing and submitting regulatory applications, and distributing and marketing pharmaceutical products and as such we are reliant on contract parties for such efforts. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all.

If any of our developmental collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the pre-clinical and/or clinical development and/or commercialization of our pharmaceutical products will be delayed and we would be required to devote additional resources to product development and commercialization or terminate certain development programs. Also a license relationship may be terminated at the discretion of our collaborator, or at the end of contract terms, and in some cases with only limited notice to us. The termination of the collaborative arrangement could have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that disputes will not arise with respect to the ownership of rights to any technology developed with third-parties. These and other possible disagreements with collaborators could lead to delays in the development or commercialization of our pharmaceutical products or could result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on our business, financial condition and results of operations. Even if we decide to perform clinical trials, sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

☐	we may not be able to attract clinical investigators and build effective clinical trials, or a solid marketing department or sales force;
☐	the cost of establishing an internal clinical trials program, marketing department or sales force may exceed our available financial resources and the revenue generated by XBIO-101, if approved, or any other pharmaceutical products that we may develop, in-license or acquire; and
☐	our direct sales and marketing efforts may not be successful.

Any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

Our reliance on third-parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third-parties to manufacture our pharmaceutical products, and because we collaborate with various organizations and academic institutions on the development of our pharmaceutical products, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third-parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third-parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Risks Related to Our Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own numerous U.S. and foreign patents and a number of pending patent applications that cover various aspects of our drug candidates and technologies. There can be no assurance that patents that have issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a product encompassed by our patents. We may have to participate in interference proceedings declared by the USPTO, which could result in a loss of the patent and/or substantial cost to us.

We have filed patent applications, and plan to file additional patent applications, covering various aspects of our drug candidates and technologies. There can be no assurance that the patent applications for which we apply would actually be issued as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third-parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

An adverse outcome in any judicial proceeding involving IP, including patents, could subject us to significant liabilities to third-parties, require disputed rights to be licensed from or to third-parties or require us to cease using the technology in dispute. In those instances where we seek an IP license from another, we may not be able to obtain the license on a commercially reasonable basis, if at all, thereby raising concerns on our ability to freely commercialize our technologies and/or products. It is also possible that we or our licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors or licensees fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our drug candidates, the defendant could counterclaim that the patent covering our drug candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third-parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our drug candidates. Such a loss of patent protection would have a material adverse impact on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third-parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third-parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.

Our commercial success will also depend, in part, on us and our collaborative partners not infringing on the patents or proprietary rights of others. There can be no assurance that the technologies and products used or developed by our collaborative partners and marketed and sold by us will not infringe such rights. If such infringement occurs and neither we nor our collaborative partner is able to obtain a license from the relevant third-party, we will not be able to continue the development, manufacture, use, or sale of any such infringing technology or product. There can be no assurance that necessary licenses to third-party technology will be available at all, or on commercially reasonable terms. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement or to determine the scope and validity of the proprietary rights of third-parties. Any potential litigation could result in substantial costs to, and diversion of, our resources and could have a material and adverse impact on us. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third-party, all of which could have a material adverse effect on our business.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

We may need to obtain licenses from third-parties to advance our research, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop the affected drug candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current drug candidates or future products, resulting in either an injunction prohibiting the sales, or, with respect to the sales, an obligation on our part to pay royalties and/or other forms of compensation to third-parties.

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

☐	The scope of rights granted under the license agreement and other interpretation-related issues;
☐	The extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
☐	The sublicensing of patent and other rights under our collaborative development relationships;
☐	Our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
☐	The ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
☐	The priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates.

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

Interference proceedings provoked by third-parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock underlying the units.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO, is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, were enacted March 16, 2013. However, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third-parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employers or other third-parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third-parties have an ownership interest in our patents or other intellectual property. We may have in the future ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our drug candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliance may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Risks Related to Our Business Operations

We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including for oncology orphans Galena BioPharma; Merck Sharp & Dohme; Immunogen, Inc. Immunomedics, Inc.; Genentech; Macrogenics; Genmab; Incyte Corporation; Eisai Inc. Bayer. ArQule; AstraZeneca; Novartis; Daiichi Sankyo Inc.; GlaxoSmithKline; Advenchen Laboratories LLC, Stemline Therapeutics, Inc., Rexahn Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc., and for protein delivery products Nektar’s PEG technology, Flamel’s Medusa platform offering, a hydrogel depot formulation, Versartis’ XTEN technology which recombinant polypeptide fusion protein, nanoparticle technology from Alkermes, Durect Corp’s long-acting technology, Debiopharm Group’s drug delivery based on polylactic-co-glycolic acid (PLGA),and Halozyme’s ENHANZE drug delivery technology, as well as research and academic institutions, is intense and expected to increase. The large and rapidly growing market for liposomal drugs and oncology treatments is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new liposomal drug delivery systems and cancer treatments. Many, if not all, of these companies have greater financial and other resources and development capabilities than we do. Many of our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. There can be no assurance that our under-development drug candidates will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Additionally, there can be no assurance that the development by others of new or improved drugs will not make our pharmaceutical products superfluous or obsolete. See “Competition.”

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

We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

☐	Clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to adequacy of our partner’s performance;
☐	Research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered drug candidate development programs;
☐	Clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;
☐	Intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the collaboration;
☐	Royalties on drug sales based on a number of complex variables, including net sales calculations, geography, scope of patent claim coverage, patent life, generic competitors, bundled pricing and other factors; and
☐	Indemnity obligations for intellectual property infringement, product liability and certain other claims.

From time to time, we have informal dispute resolution discussions with third-parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents, or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our drug candidates in both the United States and in foreign jurisdictions. In some foreign countries and jurisdictions, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials to compare the cost effectiveness of our drug candidates to other available therapies, which is time consuming and costly. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Write-offs related to the impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets, and other non-cash charges such as share-based payments may adversely impact our results of operations.

We may incur significant non-cash charges related to impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets. Although we did not record any such charges during 2016, we are required to perform periodic impairment reviews of those assets at least annually. The carrying value of goodwill on our balance sheet that is subject to impairment reviews was approximately $3.28 million at December 31, 2016 and December 31, 2015 and the carrying value of our indefinite-lived assets was $9.24 million at December 31, 2016 and December 31, 2015. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value.

We completed our last review during the fourth quarter of 2016 and determined that goodwill and indefinite-lived intangible assets were not impaired as of December 31, 2016. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact our operating results.

In addition, we recorded non-cash charges of approximately $3.22 million and $2.59 million for share-based payments during the years ended December 31, 2016 and 2015, respectively. In the future, this amount could fluctuate materially as the Company expects to continue to issue share-based payments awards.

Potential new accounting standards or legislative actions may adversely impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses, and may affect our financial position or results of operations. New standards may occur in the future and may cause us to be required to make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, new SEC regulations, Public Company Accounting Oversight Board, or PCAOB, standards and NASDAQ rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are high as a result of this uncertainty and other factors.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Varying interpretations of existing standards and rules have occurred with frequency.

Varying interpretations of existing standards of accounting policies or accounting treatments of existing transactions may cause us to have to restate previously reported result of operations.

For example, in January 2014 we completed a transaction that we determined to be a reverse merger business combination. We allocated the purchase price consideration to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Our determination that the transaction met the criteria for a business combination was based on our best knowledge of the facts and circumstances surrounding the transaction, and required the application of our judgment. Changes to this determination would result in the transaction to be accounted for as a recapitalization, with no goodwill recorded, which could cause a material change in our reported results of operations and could cause the Company to have to amend prior periodic or other filings with the SEC, at further expense to the Company.

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

As of December 31, 2016, we had seven full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation or could cause regulatory agencies not to approve our drug candidates. While we intend to adopt a comprehensive code of conduct applicable to all of our employees, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our drug candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our drug candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our drug candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our drug candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

☐	Impairment of our business reputation;
☐	Withdrawal of clinical study participants;
☐	Costs due to related litigation;
☐	Distraction of management’s attention from our primary business;
☐	Substantial monetary awards to patients or other claimants;
☐	The inability to commercialize our drug candidates; and
☐	Decreased demand for our drug candidates, if approved for commercial sale.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third-parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Investment in Our Securities

An active, liquid and orderly market for our common stock may not develop.

Although we commenced trading on The NASDAQ Capital Market in November 2016, an active trading market for our common stock may never develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all. An inactive market may also impair our ability to raise capital by selling common stock and may impair our ability to acquire other businesses, applications or technologies using our common stock as consideration, which, in turn, could materially adversely affect our business.

The market price of our stock may be highly volatile, and you may not be able to sell shares of our stock.

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our stock, regardless of our actual operating performance.

The market price of our stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

☐	Adverse results or delays in pre-clinical or clinical studies;
☐	Inability to obtain additional funding;
☐	Any delay in filing an IND or BLA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
☐	Failure to develop successfully our drug candidates;
☐	Failure to maintain our existing strategic collaborations or enter into new collaborations;
☐	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
☐	Changes in laws or regulations applicable to future products;
☐	Inability to obtain adequate product supply for our drug candidates or the inability to do so at acceptable prices;
☐	Adverse regulatory decisions;
☐	Introduction of new products, services or technologies by our competitors;
☐	Failure to meet or exceed financial projections we may provide to the public;
☐	Failure to meet or exceed the financial projections of the investment community;
☐	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
☐	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
☐	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
☐	Additions or departures of key scientific or management personnel;
☐	Significant lawsuits, including patent or stockholder litigation;
☐	Changes in the market valuations of similar companies;
☐	Sales of our common stock by us or our stockholders in the future; and
☐	Trading volume of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 10, 2017, our executive officers, directors, affiliates and other principal stockholders beneficially own approximately 87.2% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. Further, our majority shareholder, Pharmsynthez, has beneficial ownership of 8,463,081 shares of common stock. These shares represent beneficial ownership of approximately 67.3% of our common stock as of February 10, 2017. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have entered into several agreements with our major stockholders.

These arrangements may not have been negotiated at arm’s length and may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arrangements with a third-party not affiliated with us. Although we did, and will, attempt to negotiate agreements at arm’s length, some of the agreement parties may be considered affiliates of ours, which may result in conflicts of interest. See the section titled “Certain Relationships and Related Party Transactions” below.

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

We do not intend to pay dividends on our common stock or Series B Preferred Stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock or preferred stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to common or Series B preferred stockholders will therefore be limited to the appreciation of their stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We occupy a facility consisting of approximately 4,000 square feet in the Ledgemont Technology Center in Lexington, Massachusetts. The premises are divided into approximately 50% laboratory and 50% office space and are leased by our subsidiary, Xenetic Bioscience, Incorporated. The lease provides for an initial term of 61 months which commenced in January 2014 with an extension option of one additional five-year term. We believe that this space is adequate for our current needs and that, if additional space is required, it can be obtained at commercially reasonable terms either within the Ledgemont Technology Center or nearby.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

There are no matters, as of December 31, 2016, that, in the opinion of management, might have a material adverse effect on our financial position, results of operation or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since November 7, 2016, our common stock has been listed for trading on The NASDAQ Capital Market under the symbol, “XBIO.” From January 2014 through November 4, 2016, our common stock was quoted on the OTCQB operated by the OTC Markets Group, Inc. under the same symbol.

The following table sets forth the range of high and low prices for our common stock for each of the periods indicated as reported by the OTCQB and The NASDAQ Capital Market, as applicable. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices have been adjusted to reflect the 1:33 reverse stock split completed on June 1, 2016.

Year Ended December 31, 2015	High Price	Low Price
1st Quarter Ended March 31, 2015*	$8.58	$5.94
2nd Quarter Ended June 30, 2015*	8.25	5.94
3rd Quarter Ended September 30, 2015*	22.11	6.27
4th Quarter Ended December 31, 2015*	37.62	9.57
Year Ended December 31, 2016
1st Quarter Ended March 31, 2016*	$17.00	$6.80
2nd Quarter Ended June 30, 2016*	10.23	5.00
3rd Quarter Ended September 30, 2016*	5.35	3.30
4th Quarter Ended December 31, 2016 (through November 6, 2016)*	4.75	4.00
4th Quarter Ended December 31, 2016 (after November 6, 2016)	5.70	3.31

(*) OTCQB quotations

On March 30, 2017, the last sales price per share of our common stock was $5.44.

Holders of Record

As of March 30, 2017, there were 426 holders of record of our common stock.

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

We have never previously declared or paid any cash dividends on our common stock. We currently intend to retain earnings and profits, if any, to support our business strategy and do not intend to pay any cash dividends within the foreseeable future. Any future determination to pay cash dividends will be at the sole discretion of our Board of Directors and will depend upon the financial condition of the Company, our operating results, capital requirements, general business conditions and any other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

September 2016

In September 2016, the Company issued 22,286 shares of the Company’s common stock to non-employee consultants in exchange for services provided to the Company. The Company recorded $80,000 as the aggregate amount of consideration received by the Company for the associated services.

The shares were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Also in September 2016, the Company issued 211,486 shares of common stock to Serum Institute, a related party, in exchange for services and supply of research and development supply material. The aggregate value of the related goods and services was $913,000, of which $750,000 was recorded on the accompanying consolidated balance sheet as a prepayment as of December 31, 2016.

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

Also in September 2016, the Company issued a $322,000 10% Senior Secured Collateralized Convertible Promissory Note plus a warrant to purchase 32,526 shares of common stock to Pharmsynthez. The gross proceeds of $322,000 were used for general working capital needs of the Company

This issuance was made by the Company pursuant to an exemption from the registration either (a) under the Securities Act generally, in that the transactions are between an issuer and sophisticated investors and do not involve any public offering within the meaning of Section 4(a)(2) or (b) under Regulation S promulgated under the Securities Act in that offers, sales and issuances are not made to persons in the United States and no directed selling efforts are made in the United States.

August 2016

In August 2016, issued a $178,000 10% Senior Secured Collateralized Convertible Promissory Note plus a warrant to purchase 17,980 shares of common stock to Pharmsynthez. The gross proceeds of $178,000 were used for general working capital needs of the Company

This issuance was made by the Company pursuant to an exemption from the registration either (a) under the Securities Act generally, in that the transactions are between an issuer and sophisticated investors and do not involve any public offering within the meaning of Section 4(a)(2) or (b) under Regulation S promulgated under the Securities Act in that offers, sales and issuances are not made to persons in the United States and no directed selling efforts are made in the United States.

April 2016

In April 2016, the Company issued 1,373,036 shares of the Company’s common stock to Pharmsynthez, a related party, in connection with the conversion of convertible promissory notes and related interest. In addition, the Company issued 3,045,455 shares of common stock to Pharmsynthez in connection with the completion of the XBIO-101 asset transfer.

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

March 2016

In March 2016, the Company issued 19,858 shares of the Company’s common stock to non-employee consultants in exchange for services provided to the Company. The Company recorded $203,000 as the aggregate amount of consideration received by the Company for the associated services.

The shares were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Repurchases of Equity Securities of the Issuer

During 2016 and 2015, we did not repurchase any of our outstanding securities.

ITEM 6 – SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel orphan oncology therapeutics. We have an extensive patent portfolio of over 200 issued patents and 100 pending patent applications in the United States and worldwide, and covers various aspects of our PolyXen platform technology and advanced polymer conjugate technologies, as well as our proprietary biologic drugs and novel oncology drug candidates. We believe our portfolio positions us well for strategic partnership and commercialization opportunities. Our objective is to maximize opportunities to out-license assets from our portfolio in order to generate working capital to both build long-term stockholder value and provide us with the funding necessary to clinically develop our orphan oncology drug candidate pipeline from discovery through market launch.

We are engaged in a strategic exclusive collaboration with Shire plc (“Shire”) (formerly Baxalta, Baxter Incorporated and Baxter Healthcare) with the primary objective of developing a novel series of polysialylated blood coagulation factors, including a next generation factor VIII hemophilia A treatment. This collaboration relies on our proprietary PolyXen technology to conjugate PSA to therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. We granted Shire a worldwide, exclusive, royalty-bearing license to our proprietary PolyXen technology for use in combination with Shire’s proprietary molecules in the development of drug candidates designed for the treatment of blood and bleeding disorders. Shire is responsible for the costs and development of SHP656 (formerly BAX 826), an investigational, extended half-life factor VIII treatment being developed as a long-acting therapeutic for the treatment of hemophilia. Shire filed a Clinical Trial Application (“CTA”) for the program in the fourth quarter of 2015 and commenced human clinical trials during the first quarter of 2016. On January 6, 2017, we received a $3 million milestone payment from Shire related to the advancement of the Phase 1/2 clinical trial of SHP656. Under the terms of the collaboration, most recently amended in January 2014, we are eligible to receive additional regulatory and sales target payments for total potential milestone receipts of up to $100 million plus royalties on sales.

Xenetic is also developing a broad pipeline of clinical candidates for next generation biologics and novel oncology therapeutics in a number of orphan disease indications.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Revenue Recognition

We derive our revenue from our license and collaboration arrangements with pharmaceutical and biotechnology partners, some of which include royalty agreements based on potential net sales of approved commercial pharmaceutical products. Revenue from our collaborative partners is generally paid directly by the partners and is recognized on the accrual basis when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

Share-based Payments

Share-based payments includes grants of options to employees and non-employees to purchase shares of common stock, grants of Joint Share Ownership Plan (“JSOP”) awards to employees, as well as agreements to issue common stock in exchange for services provided by non-employees. Currently, we utilize one option plan, the Xenetic Biosciences, Inc. Equity Incentive Plan, pursuant to which we may grant options to purchase shares of common stock to employees and non-employees. Prior to the acquisition of Xenetic UK in January 2014 (the “Acquisition”), we had two option plans, the Lipoxen plc Unapproved Share Option Plan and the Xenetic Biosciences plc 2007 Share Option Scheme. Both of these plans were converted in 2015 to reflect the new shares of common stock issued related to the Acquisition. As part of the conversion, option holders under both plans have the right to subscribe for a number of shares of common stock in exchange for the cancellation and surrender by the option holder in a manner similar to which the shareholders prior to the Acquisition were given the right to acquire shares of common stock in the new company according to the terms of the Acquisition.

Stock option compensation expenses are based on the estimated fair value of the underlying option calculated using the Black-Scholes option pricing model, which requires the input of subjective assumptions and judgments, including estimating share price volatility and expected term of the awards. Our shares do not have a sufficient trading history for us to adequately assess the fair value of the stock option grants. Therefore, for all share-based payments, we determine the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with drug candidates in similar stages of development to our drug candidates in conjunction with our historical volatility. We intend to consistently apply this methodology of using a peer group of comparable companies until the historical volatility of our own share price is relevant to measure expected volatility for future equity based awards. Generally, for employee stock options issued that qualify as “plain vanilla” stock options in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”) issued by the SEC, the expected term is estimated using the simplified method, as defined in SAB 110. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee stock options. For all other employee stock options, we estimate the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees. The expected life of non-employee options is the contractual life of the option. The assumptions used in calculating the fair value of the stock option grants represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, share-based payments expense could be materially different in the future.

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense, less expense for expected forfeitures, is recognized on a straight-line basis over the requisite vesting period of the awards. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. We measure the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. Compensation expense related to stock options granted to non-employees that vest based solely on service conditions is subject to re-measurement at each reporting period until the options vest and is recognized on a straight-line basis over the estimated vesting period of the awards.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. During 2016 and 2015, we applied a forfeiture rate of 0% as we have not historically experienced forfeitures. Upon exercise, stock options are redeemed for newly issued shares of common stock.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, we issue warrants to purchase shares of the Company’s common stock. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. We measure the fair value of the awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions and judgments, including estimating the expected term of the awards and the share price volatility, at each reporting period until the measurement date is reached. The expected term is deemed to be the contractual life of the warrant and we determine the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with drug candidates in similar stages of development to our drug candidates in conjunction with our historical volatility.

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

Warrants issued to collaboration partners in conjunction with the issuance of common stock are recorded at fair value as a reduction of additional paid-in capital of the common stock issued.

For warrants issued in connection with financing arrangements the Company allocates the proceeds based on the relative fair value of the award and other instrument(s).

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

We determine our reporting unit by identifying the components of our operating segment with similar economic characteristics based on quantitative and qualitative factors that have discrete financial information available. We determined that we have one reporting unit as of October 1, 2016 and 2015, the dates of our annual impairment reviews. Based on our annual impairment reviews, we used the quantitative method and determined no adjustment to the carrying value of goodwill would be necessary as the fair value of our reporting unit significantly exceeded its respective carrying value as of October 1, 2016 and 2015, respectively. If the fair value of our reporting unit were to be reduced by one-half, the fair value would still significantly exceed the carrying value of the reporting unit at October 1, 2016. There can be no assurance that future events will not result in an impairment of goodwill.

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”). IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. As the option to perform the qualitative assessment is not a permanent election, we reassess this option during each annual impairment review. During 2016 and 2015, we used the quantitative method and determined the fair value of the indefinite-lived intangible asset exceeded its carrying value as of October 1, 2016 and 2015.

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

Key assumptions utilized in the fair valuation of our indefinite-lived intangible asset OncoHist are as follows:

•	Discount rate – 47.5%
•	Weighted average cost of capital – 16.0%
•	Estimated aggregate milestone receipts – approximately $300 million
•	Royalty rates – 10% of net sales

While we believe reasonable estimates and appropriate assumptions were utilized to calculate the fair value of OncoHist, it is possible a material change could occur. Use of different estimates and judgments could yield materially different results in our analysis and could result in materially different asset values or expense.

There can be no assurance that we will be able to successfully develop and complete the acquired IPR&D program and profitably commercialize the underlying drug candidates before our competitors develop and commercialize similar products, or at all. Moreover, if the acquired IPR&D program fails or is abandoned during development, then we may not realize the value we have estimated and recorded in our financial statements on the acquisition date, and we may also not recover the research and development investment made since the acquisition date to further develop that program. If such circumstances were to occur, our future operating results could be materially adversely impacted.

We did not record an impairment charge as a result of our goodwill or indefinite-lived intangible asset impairment tests in 2016 or 2015. We will continue to closely monitor the performance of our indefinite-lived intangible asset and reporting unit. If the business experiences adverse changes in our key assumptions and judgments, we will perform an interim goodwill and/or indefinite-lived intangible asset impairment analysis. There can be no assurance that future events will not result in an impairment of our goodwill or indefinite-lived intangible asset. As a result of the going concern uncertainty discussed under Liquidity and Capital Resources below, the recoverability and classification of the Company’s intangible assets and goodwill could be adversely affected.

RESULTS OF OPERATIONS

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2016 to the year ended December 31, 2015.

Description	2016	2015	Increase (Decrease)	Percentage Change
Revenues:
Milestone revenue	$3,000,000	$–	$3,000,000	–
Operating costs and expenses:
Research and development	43,737,814	3,434,016	40,303,798	1,173.7
General and administrative	6,692,786	6,388,000	304,786	4.8
Loss from operations	$(47,430,600)	$(9,822,016)	$(37,608,584)	382.9

Revenue

We recorded $3 million in milestone revenue from Shire for the year ended December 31, 2016 in connection with Shire’s initiation of the Phase 1/2 clinical trial of SHP656. We did not generate any revenue for the year ended December 31, 2015.

Cost of Revenue

We incurred no cost of revenue for the years ended December 31, 2016 and 2015.

Research and Development Expense

We advance development of our drug candidates through a combination of conducting our own in-house research and through the use of contract manufacturing and contract research organizations in order to efficiently manage our resources. Our research and development expenses for the year ended December 31, 2016 increased by approximately $40.3 million, or 1,173.7%, to approximately $43.7 million from approximately $3.4 million in the prior year. This increase in research and development expenses was primarily related to increased costs associated with our in-process research and development (“IPR&D”) activities which were incurred in connection with the immediate expensing of the XBIO-101 clinical trial. Excluding the IPR&D expense, our research and development costs increased approximately $804,000, or 23%, for the year ended December 31, 2016 as compared to the prior year. Increases in personnel costs and share-based expense principally associated with warrants issued in 2016 also contributed to the increase.

The table below sets forth the research and development expenses incurred by category of expense for the years ended December 31, 2016 and 2015.

	Year ended December 31,
Category of Expense	2016	2015
IPR&D expense	$39,500,000	$–
Outside services and Contract Research Organizations	1,845,381	1,794,523
Share-based expense	1,425,995	886,805
Personnel costs	721,168	491,623
Other	245,270	261,065
Total research and development expense	$43,737,814	$3,434,016

General and Administrative Expense

General and administrative expenses increased by $304,786, or 4.8%, to $6,692,786 for the year ended December 31, 2016 from $6,388,000 for the prior year. The year-over-year increase was primarily driven by an increase in outside services and contractors in connection with our November 2016 public offering and NASDAQ uplisting activities, offset by small reductions in personnel and share-based payment expense.

Derivative Liability

During the year ended December 31, 2016, we recognized a loss on issuance of hybrid debt instruments of approximately $1.7 million in other expense. The issuance loss was offset by other gains of approximately $2.1 million for the change in fair value of the compound derivative liability related to the hybrid debt instruments recorded in 2016. The gain recognized primarily related to the final mark-to-market immediately prior to conversion of the host debt instruments. An aggregate of approximately $6.4 million in loss was recognized on the conversion of debt in April and November 2016. During the year ended December 31, 2015, we recognized a loss of approximately $2.1 million for the change in fair value of the derivative liability related to the hybrid debt instrument issued in 2015. The 2015 change was primarily driven by the change in our stock price from period to period.

Other Income (Expense)

Other expense decreased approximately $150,000, or 64%, to $85,374 for the year ended December 31, 2016 from $235,421 in 2015. This decrease in other expense for 2016 as compared to 2015 was primarily related to decreased foreign currency transaction expenses following the change in functional currency of our foreign subsidiaries to the U.S. dollar in April 2015.

Interest Expense

Interest expense increased by approximately $463,000, or 173%, to approximately $730,000 for the year ended December 31, 2016 from approximately $267,000 in 2015. The increase in interest expense in 2016 is primarily due to interest charges associated with the amortization of debt discounts recorded in connection with hybrid debt instruments issued in 2016.

Liquidity and Capital Resources

We incurred a net loss of approximately $54.2 million for the year ended December 31, 2016. At December 31, 2016, we had working capital of approximately $6.5 million and at December 31, 2015, we had a working capital deficit of approximately $3.2 million. As of December 31, 2016, we had an accumulated deficit of approximately $142.3 million, as compared to an accumulated deficit of approximately $88.1 million as of December 31, 2015. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our business plan and continue as a going concern.

Our principal sources of liquidity consists of cash. At December 31, 2016, we had approximately $4.0 million in cash and approximately $1.8 million in accounts payable and accrued expenses collectively. At December 31, 2015, we had approximately $0.13 million in cash and approximately $3.3 million in accounts payable and accrued expenses collectively. The accounts payable and accrued expenses, which had increased during our period of working capital constraints, were significantly reduced during the fourth quarter of 2016 using a portion of the proceeds we received our November 2016 public offering.

We have historically relied upon sales of our equity securities to fund our operations. Since 2005, we have raised approximately $60 million in proceeds from offerings of our common and preferred stock, including net proceeds of $8.97 million from our underwritten public offering in November 2016 and $10 million raised from the sale of shares to Shire in January 2014 in a private placement. We have also received approximately $13 million from revenue producing activities from 2005 through March 31, 2017, including receipt of a $3 million milestone payment from Shire in January 2017. More than 90% of the milestone revenue we have received to date from a single customer, Shire. We expect the majority of our funding through equity or equity-linked instruments to continue as a trend for the foreseeable future.

We estimate that our existing resources and anticipated revenue we will earn in the first half of 2017 will be able to fund our planned operations, existing debt and contractual commitments through the first half of 2017. This projection is based on our current expectations regarding current clinical development timelines, projected staffing expenses, working capital requirements, and capital expenditure plans and anticipated revenues. Given our current working capital constraints, we have attempted to minimize cash commitments and expenditures for external research and development and general and administrative services to the greatest extent practicable. We will need to raise additional working capital in order to fund our future operations.

We have no committed sources of additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time. The terms, timing and extent of any future financing will depend upon on several factors including the achievement of progress in our clinical development programs, our ability to identify and enter into in-licensing or other strategic arrangements and factors related to financial, economic and market conditions, many of which are beyond our control.

In accordance with ASU No. 2014-15 Presentation of Financial Statements - Going Concern (subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception and we expect to continue to incur operating losses in the near-term. As a result of our recurring losses from operations and need to raise additional capital, our independent registered public accounting firm included an explanatory paragraph in its report on our audited financial statements for the year ended December 31, 2016 expressing substantial doubt as to our ability to continue as a going concern. We will need to raise additional capital in order to sustain our operations.   If we are unable to secure additional funds on a timely basis or on acceptable terms we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, reduce general and administrative expenses, and delay or cease the purchase of clinical research services, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our drug candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. The recoverability and classification of our intangible assets and goodwill could also be adversely affected.

We may eligible to earn milestone revenue under agreements with our partners and in particular, our agreement with Shire. In January 2017, we received a $3 million clinical development milestone payment from Shire. We may achieve a second clinical developmental milestone payment from Shire during 2017. However, even if we achieve this second milestone when expected, we will still be required to raise additional working capital during 2017 to pursue our business plan. Further, the achievement of these milestones are contingent on positive outcomes from Shire’s clinical development efforts in connection with its Factor VIII development program, SHP656. Due to the uncertainties and risks inherent in the clinical development process, we are unable to predict precisely when achievement of these milestones may occur, if ever.

We continue to seek appropriate out-license arrangements for our ErepoXen™ technology but are currently unable to reliably predict when we may enter into an agreement. Due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance our ErepoXen™ technology will lead to any future income.

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the year ended December 31, 2016 totaled approximately $8.8 million. The $8.8 million includes net operating cash uses of approximately $4.3 million in consulting, legal and other professional service fees, approximately $2.3 million in personnel costs, including scientific staff, approximately $1.2 million in program-specific clinical development costs, and approximately $0.9 million in insurance, office, travel, technology and regulatory and statutory costs.

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

As of December 31, 2016, there were no material commitments for capital expenditures.

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2016 included approximately $17,000 for the purchase of assets consisting of laboratory and computer equipment.

Cash flows provided by investing activities for the year ended December 31, 2015 included $8,000 derived from the disposition of certain property and equipment during the year, partially offset by approximately $2,000 for the purchase of assets consisting of laboratory equipment.

Cash Flow from Financing Activities

For the year ended December 31, 2016, we raised approximately $12.7 million and approximately $9.0 million from the issuances of short-term promissory notes and the public offering, respectively. From the proceeds of the public offering, we repaid approximately $0.75 million of debt liabilities in cash and settled the remaining in non-cash conversion transactions.

For the year ended December 31, 2015, we raised $3.0 million and $0.1 million with the issuances of the SPA Note and a short-term promissory note, respectively. From the proceeds of the SPA Note, we repaid our $0.1 million short-term promissory note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from property leases for office space. Although we do have obligations for CRO services, the table below excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and, therefore, are also not included in the table below. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2016, aggregated by type:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$235,175	$119,704	$115,471	$–	$–
Total	$235,175	$119,704	$115,471	$–	$–

Recent Accounting Standards

Refer to Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements in Item 8 herein.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Xenetic Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2016 and 2015 listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenetic Biosciences, Inc., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

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

/s/ Marcum LLP

Marcum llp

Boston, Massachusetts
March 31, 2017

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$4,048,131	$132,229
Restricted cash	66,510	66,510
Accounts receivable	3,000,000	–
Prepayment on acquisition	–	3,744,517
Prepaid expenses and other	1,224,009	247,298
Total current assets	8,338,650	4,190,554

Property and equipment, net	42,366	62,021
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	66,342	129,306

Total assets	$20,973,865	$16,908,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,006,903	$1,788,521
Accrued expenses	838,888	1,487,046
Hybrid debt instruments, net of accumulated amortization of $0 and $108,527 at December 31, 2016 and 2015, respectively	–	3,652,749
Other current liabilities	20,205	19,098
Loans due to related parties	–	395,000
Total current liabilities	1,865,996	7,342,414

Deferred tax liability	2,918,518	2,918,518
Other liabilities	19,876	38,791

Total liabilities	4,804,390	10,299,723

Commitments and contingent liabilities (Note 14)

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 2,305,742 and no shares issued and outstanding as of December 31, 2016, and December 31, 2015, respectively	2,305	–
Series A, $0.001 par value: 970,000 and no shares issued and outstanding as of December 31, 2016, and December 31, 2015, respectively	970	–
Common stock, $0.001 par value; 45,454,546 shares authorized as of December 31, 2016 and 2015; 8,731,029 and 4,909,685 shares issued as of December 31, 2016 and December 31, 2015, respectively; 8,407,144 and 4,585,800 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	8,730	4,909
Additional paid in capital	163,522,921	99,763,101
Accumulated deficit	(142,338,005)	(88,131,899)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	16,169,475	6,608,665

Total liabilities and stockholders' equity	$20,973,865	$16,908,388

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2016	2015
Revenue
Milestones	$3,000,000	$–
Total revenues	3,000,000	–

Operating costs and expenses:
Research and development	(43,737,814)	(3,434,016)
General and administrative	(6,692,786)	(6,388,000)
Loss from operations	(47,430,600)	(9,822,016)

Other income (expense):
Change in fair value of derivative liability	2,125,113	(2,125,117)
Loss on issuance of hybrid debt instruments	(1,690,784)	(59,612)
Loss on conversion of debt	(6,394,921)	–
Other expense	(85,374)	(235,421)
Interest income	32	1,694
Interest expense	(729,572)	(266,999)
Total other expense	(6,775,506)	(2,685,455)

Net loss	(54,206,106)	(12,507,471)
Accretion of beneficial conversion feature on convertible preferred stock	(4,035,260)	–

Net loss applicable to common stockholders	(58,241,366)	(12,507,471)

Other comprehensive loss from foreign currency translation adjustment	–	(321,942)

Total comprehensive loss	$(54,206,106)	$(12,829,413)

Basic and diluted loss per share applicable to common stockholders	$(7.84)	$(2.96)

Weighted-average shares of common stock outstanding, basic and diluted	7,430,574	4,223,905

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2015	–	$–	4,545,213	$4,545	$90,806,130	$(75,624,428)	$575,676	$(5,281,180)	$10,480,743

Exercise of stock options	–	–	–	–	–	–	–	–	–
Issuance of common stock	–	–	31,139	31	337,310	–	–	–	337,341
Issuance of common stock in connection with pending asset acquisition	–	–	333,334	333	3,744,183	–	–	–	3,744,516
Warrant expense	–	–	–	–	933,195	–	–	–	933,195
Issuance of warrants in connection with debt (net of issuance costs of $16,769)	–	–	–	–	1,609,575		–	–	1,609,575
Settlement of accrued interest in common stock	–	–	–	–	75,935	–	–	–	75,935
Share-based payments	–	–	–	–	2,256,773	–	–	–	2,256,773
Net loss	–	–	–	–	–	(12,507,471)	–	–	(12,507,471)
Foreign currency translation	–	–	–	–	–	–	(321,942)	–	(321,942)

Balance as of December 31, 2015	–	$–	4,909,686	$4,909	$99,763,101	$(88,131,899)	$253,734	$(5,281,180)	$6,608,665

Issuance of common stock to vendors	–	–	253,630	254	1,174,383	–	–	–	1,174,637
Exchange of common stock for Series A preferred stock	970,000	970	(970,000)	(970)	–	–	–	–	–
Warrant expense	–	–	–	–	1,121,466	–	–	–	1,121,466
Issuance of warrants in connection with debt (net of issuance costs of $38,163)	–	–	–	–	2,069,673	–	–	–	2,069,673
Conversion of notes	–	–	1,313,132	1,313	12,014,887	–	–	–	12,016,200
Settlement of accrued interest in common stock	–	–	59,904	60	237,184	–	–	–	237,244
Issuance of common stock in connection with completion of asset acquisition	–	–	3,045,455	3,045	34,899,399	–	–	–	34,902,444
Issuance of warrants in connection with completion of asset acquisition	–	–	–	–	853,039	–	–	–	853,039
Issuance of Series B preferred stock in public offering (net of issuance costs of $319,343)	2,424,242	2,424	–	–	5,703,577	–	–	–	5,706,001
Issuance of Warrants in public offering (net of issuance costs of $210,657)	–	–	–	–	3,763,997	–	–	–	3,763,997
Record beneficial conversion feature in connection with public offering	–	–	–	–	4,035,260	–	–	–	(4,035,260)
Acrete beneficial conversion feature in connection with public offering	–	–	–	–	(4,035,260)	–	–	–	4,035,260
Conversion of Series B preferred stock to shares of common stock	(118,500)	(119)	118,500	119	–	–	–	–	–
Share-based payments	–	–	–	–	1,922,215	–	–	–	1,922,215
Adjust shares in connection with 2014 reverse merger and 2016 reverse split	–	–	722	–	–	–	–	–	–
Net loss	–	–	–	–	–	(54,206,106)	–	–	(54,206,106)

Balance as of December 31, 2016	3,275,742	$3,275	8,731,029	$8,730	$163,522,921	$(142,338,005)	$253,734	$(5,281,180)	$16,169,475

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,206,106)	$(12,507,471)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expense	39,500,000	–
Depreciation	36,449	56,115
Amortization of hybrid debt instrument discount	544,480	108,527
Non-cash interest expense	174,519	153,791
Share-based payments	1,922,215	2,201,452
Warrant expense for services	1,121,466	933,195
Vendor share-based payments	180,971	392,661
Change in fair value of derivative liability	(2,125,113)	2,125,117
Loss on issuance of hybrid debt instruments	1,690,784	59,612
Hybrid debt instrument issuance costs	(12,093)	(30,933)
Loss on conversion of debt	6,394,921	–
Settlement of accounts payable with common stock	243,667	–
Foreign currency translation	–	369,947
Other non-cash transactions	–	(127,875)
Changes in operating assets and liabilities:
Accounts receivable	(3,000,000)	–
Prepaid expenses and other assets	(234,924)	21,227
Accounts payable, accrued expenses and other liabilities	(1,018,411)	943,909
Net cash used in operating activities	(8,787,175)	(5,300,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,793)	(1,663)
Disposition of property and equipment	–	7,882
Net cash (used in) provided by investing activities	(16,793)	6,219

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	4,500,000	3,100,000
Payments on debt	(369,958)	(100,000)
Proceeds from issuance of units in offering	8,969,998	–
Payments on loan from related party	(380,170)	–
Net cash provided by financing activities	12,719,870	3,000,000

Effect of exchange rate change on cash	–	(80,665)

Net change in cash, excluding restricted cash	3,915,902	(2,375,172)
Cash at beginning of period	132,229	2,507,401

Cash at end of period	$4,048,131	$132,229

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,836	$592

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid in common stock	$255,607	$75,935
Purchase of XBIO-101 IPR&D with common stock	$39,500,000	$–
Issuance of note in settlement of deferred payroll costs	$369,958	$–
Reclassification of related party loan principal to accounts payable	$14,830	$–
Exchange of common stock for Series A preferred stock	$970	$–
Conversion of Series B preferred stock to common stock	$119	$–
Issuance of common stock in connection with pending asset acquisition	$–	$3,744,517
Convertible debt paid in common stock	$7,000,000	$–
Convertible debt paid in public offering units	$500,000	$–
Issuance of warrants in connection with debt	$2,107,836	$1,626,344
Recording of derivative liability in connection with debt	$4,120,359	$1,419,105

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic,” the “Company,” “we” or “us”), incorporated in the state of Nevada and based in Lexington, Massachusetts, is a biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel orphan oncology therapeutics. Our 200+ patent portfolio covers next generation biologic drugs and novel oncology therapeutics and provides protection for our current drug candidates and positions us well for strategic partnership and commercialization opportunities. Our objective is to leverage our portfolio to maximize out-license opportunities that generate working capital to both build incremental shareholder value and provide funding necessary to clinically develop our orphan oncology drug candidate pipeline through to market launch.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical collaborators in order to create what we believe will be the next-generation biologic drugs and therapeutics. While we primarily focus on researching and developing orphan oncology drugs, we also have significant interests in drugs being developed by our collaborators to treat, among other conditions, hemophilia and anemia.

Our lead drug candidate, XBIO-101 (formerly known as Virexxa), is a small-molecule immunomodulator and interferon inducer, which, in preliminary studies, has been shown to increase progesterone receptor (PrR) expression in endometrial tissue. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States (CIS), including Russia. XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (FDA) for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. We plan to commence a Phase 2 trial for XBIO-101 in the first half of 2017.

Our lead proprietary technology is PolyXen, an enabling platform technology designed for protein drug delivery. It uses the natural polymer PSA to prolong the drug's half-life and potentially improve the stability of therapeutic peptides and proteins. We believe this technology may be used in a variety of drug candidates to enhance the properties of the therapeutic, potentially providing advantages over competing products.

We are engaged in a strategic exclusive collaboration with Shire plc (formerly Baxalta, Baxter Incorporated and Baxter Healthcare) with the primary objective of developing a novel series of polysialylated blood coagulation factors, including a next generation factor VIII hemophilia A treatment. This collaboration relies on our proprietary PolyXen technology to conjugate PSA to therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. We granted Shire a worldwide, exclusive, royalty-bearing license to our proprietary PolyXen technology for use in combination with Shire’s proprietary molecules in the development of drug candidates designed for the treatment of blood and bleeding disorders. Shire is responsible for the costs and development of SHP656 (formerly BAX 826), an investigational, extended half-life factor VIII treatment being developed as a long-acting therapeutic for the treatment of hemophilia. Shire filed a Clinical Trial Application (“CTA”) for the program in the fourth quarter of 2015 and commenced human clinical trials during the first quarter of 2016. In December 2016, the Company earned a $3 million milestone payment from Shire related to the advancement of the Phase 1/2 clinical trial of SHP656. Under the terms of the collaboration, most recently amended in January 2014, we are eligible to receive additional regulatory and sales target payments for total potential milestone receipts of up to $100 million plus royalties on sales. Shire is one of our significant, long-term stockholders, having most recently invested $10 million in our Company in January 2014.

All of our drug candidates have arisen from our research activities or those of our collaborators, and are in the development stage. We commit significant resources to our research and development activities. None of our drug candidates have yet received regulatory approval for marketing in the U.S. by the FDA or by any applicable agencies in other countries. We are also developing a broad pipeline of clinical candidates for next generation biologics and novel oncology therapeutics in a number of orphan disease indications. Though the Company holds a broad IP portfolio, the current focus of our internal development efforts is XBIO-101 and PolyXen, in part due to capital constraints.

We, directly or indirectly, through our wholly-owned subsidiary, Xenetic U.K., and its wholly-owned subsidiaries, Lipoxen, Xenetic Technologies, Inc. and SymbioTec, GmbH, own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to Virexxa®, OncoHist™, PolyXen™, ErepoXen™, ImuXen™, Xemys™, and PulmoXen™. Altogether, we, directly or indirectly, hold more than 201 patents with 40 in the United States and an additional 161 international patents, and we have approximately 101 pending patent applications worldwide.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical collaborators in order to create what we believe will be the next-generation of biologic drugs and therapeutics. While we primarily focus on researching and developing orphan oncology drugs, we also have ownership and other economic interests in drugs being developed by our collaborators to treat hemophilia and anemia, among other conditions. Our patent portfolio spans four core proprietary technologies including two platforms, small molecules and biologics. The figure below depicts our current intellectual property, technologies and drug candidates.

Our four proprietary technologies are:

PolyXen	An enabling biological platform technology designed to extend the circulation in the human body of existing drug molecules, thereby creating potentially superior next generation drug candidates. PolyXen is based on the concept of polysialylation and utilizes polysialic acid, or PSA, which is a biopolymer, comprising a chain of sialic acid molecules. PSA is a natural constituent of the human body, though we obtain our PSA from a bacterial source.
XBIO-101	A small molecule therapeutic with the potential to confer sensitivity to hormone therapeutics upon cancer cells that are otherwise insensitive to such treatments. XBIO-101 (sodium cridanimod) belongs to a class of low-molecular weight synthetic interferon inducers. In addition to its immunomodulatory properties, XBIO-101 has been shown to increase levels of progesterone receptor, or PrR, expression in tumor tissue of patients who are PrR deficient, and thus may restore sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Based on preclinical observations, XBIO-101 may also be therapeutically relevant in other hormone-resistant cancers, such as triple-negative breast cancer. XBIO-101 has been granted an orphan drug designation by the FDA, for treatment of progesterone receptor negative endometrial cancer in conjunction with progestin therapy.
OncoHist	A novel therapeutic platform technology that utilizes the properties of modified human histone H1.3 for targeted cell necrosis or apoptosis (programed cell death), which may enable OncoHist to treat a broad range of cancer indications. OncoHist, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, in the cell nucleus, and is therefore expected to be better tolerated and less immunogenic than other oncology therapies.
ImuXen	A novel liposomal co-entrapment encapsulation technology designed to maximize both cell and immune system mediated responses. The technology is based on the co-entrapment of the nominated antigen(s) in a liposomal vesicle. The technology when applied may create new vaccines and improve the use and efficacy of certain existing human vaccines.

Though the Company holds a broad IP portfolio, the current focus of our internal development efforts is XBIO-101 and PolyXen, in part due to capital constraints.

Our proprietary technologies may address unmet needs, improve the performance of existing drugs, and create new patentable drug candidates. All of our drug candidates are in the development stage and none have yet received regulatory approval for marketing in the U.S. by the FDA or by any applicable agencies in other countries.

Going Concern and Management’s Plan

We incurred a net loss of approximately $54.2 million for the year ended December 31, 2016. At December 31, 2016, we had working capital of approximately $6.5 million and at December 31, 2015, we had a working capital deficit of approximately $3.2 million. As of December 31, 2016, we had an accumulated deficit of approximately $142.3 million, as compared to an accumulated deficit of approximately $88.1 million as of December 31, 2015. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our business plan and continue as a going concern.

The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time. The terms, timing and extent of any future financing will depend upon on several factors including the achievement of progress in our clinical development programs, our ability to identify and enter into in-licensing or other strategic arrangements and factors related to financial, economic and market conditions, many of which are beyond our control.

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

Under such circumstances, the Company would have to further reduce the planned scale of, or possibly suspend, some or all of its pre-clinical development initiatives and clinical trials delivered by external service providers. In addition, the Company would have to reduce general and administrative expenses, and delay or cease the purchase of clinical research services if and until the Company is able to obtain additional financing. The recoverability and classification of the Company’s intangible assets and goodwill could also be adversely affected.

2.	Summary of Significant Accounting Policies

Preparation of Financial Statements

These consolidated financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently uncertain and contingent upon the Company’s ability to raise additional working capital. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation, including vendor share-based payments of $392,661 in the statements of cash flows. Such reclassifications do not materially impact previously reported net losses, total assets, liabilities or stockholders’ equity (deficit).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Xenetic UK and its wholly owned subsidiaries: Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses in the financial statements and disclosures in the accompanying notes. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions.

Change in Accounting Principle

During the second quarter of 2015, the Company elected to apply pushdown accounting to the Company’s acquisition of SymbioTec that occurred in 2012. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree. Application of pushdown accounting is treated as a change in accounting principle and was applied retrospectively to the Company’s consolidated financial statements. This change resulted in no impact to the consolidated financial statements for the year ended December 31, 2015.

Functional Currency Change

Effective April 1, 2015, the functional currency of the Company’s foreign subsidiaries changed from the British Pound Sterling to the United States (“U.S.”) dollar. The changes in the economic facts and circumstances that caused the functional currency to change to that of the parent company include: the closing of the Company’s last office outside of the U.S. during the first quarter of 2015, a shift of financial dependence of the subsidiaries to the parent and the growth of the Company’s operations in U.S. dollar-denominated expenses. The Company translated assets and liabilities of these foreign subsidiaries at the exchange rate in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of accumulated other comprehensive income (loss). The change in functional currency is applied on a prospective basis. Therefore, any gains and losses that were previously recorded in accumulated other comprehensive income (loss) remain unchanged through March 31, 2015. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange.

Foreign Currency Translation

The reporting and functional currency of the Company, including its subsidiaries, is U.S. dollars. During the years ended December 31, 2016 and 2015, the Company had operations in the U.S., United Kingdom (“U.K.”) and Germany. Through March 31, 2015, assets and liabilities of foreign operations were translated to U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of foreign subsidiaries into U.S. dollars were included in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Company did not record tax provisions or benefits for the net changes in foreign currency translation adjustments, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. Following the change in the functional currency of the Company’s foreign subsidiaries to the U.S. dollar on April 1, 2015, it is no longer necessary to record gains and losses from the translation of the consolidated financial statements of foreign subsidiaries from a foreign functional currency into the reporting currency.

Realized and unrealized gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies, are recognized in “Other income (expense)” in the consolidated statements of comprehensive loss. Monetary assets and liabilities that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the consolidated statements of comprehensive loss.

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

The correction of the errors identified above resulted in the recognition of foreign currency net gains and foreign currency translation net losses. We concluded that these adjustments were not material to the Company’s financial position or results of operations for any of the prior periods presented. Therefore, we recognized the cumulative impact during the year ended December 31, 2015, which resulted in a net gain in other income (expense) in the consolidated statement of comprehensive loss of $0.24 million for the year ended December 31, 2015 and a cumulative impact in accumulated other comprehensive income (loss) in the consolidated balance sheet of $0.31 million as of December 31, 2015.

Fair Value of Financial Instruments

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

Cash and Cash Equivalents

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

Restricted Cash

As of December 31, 2016 and 2015, restricted cash represents a certificate of deposit that matures annually, and secures the Company’s outstanding letter of credit of approximately $66,000 for the operating lease for office and laboratory space in Lexington, Massachusetts. The letter of credit is required to be maintained through the term of the lease, which expires in January 2019.

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

No impairment was recorded during the years ended December 31, 2016 and 2015.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company assesses goodwill for impairment at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company performs its annual impairment review as of October 1.

No impairment was recorded during the years ended December 31, 2016 and 2015.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. No such impairments were recorded during the years ended December 31, 2016 and 2015.

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

The terms of the Company’s license agreements include delivery of an IP license to a collaboration partner. The Company may be compensated under license arrangements through a combination of non-refundable upfront payments, development and regulatory milestone payments and royalty payments on future product sales by partners. Non-refundable upfront payments and development and regulatory milestone payments received by the Company in license and collaboration arrangements that include future obligations, such as supply obligations, are recognized ratably over the Company’s expected performance period under each respective arrangement. The Company makes its best estimate of the period over which the Company expects to fulfil the Company’s performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period. Non-refundable upfront license fees received, whereby continued performance or future obligations are considered inconsequential or perfunctory to the relevant licensed technology, are recognized as revenue upon delivery of the technology.

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

See also Note 4, Significant Strategic Drug Development Collaborations – Related Parties.

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

Stock option compensation expenses are based on the fair value of the option calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. The expected volatility rates are estimated based on the actual volatility of the Company and of comparable public companies over the expected term of the option. The expected terms represent the time that options are expected to be outstanding. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of US Treasury securities with maturities consistent with the estimated expected term of the awards. Upon exercise, stock options are redeemed for newly issued shares of common stock.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company issues warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 11, Stockholders’ Equity.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis.

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards, prior to exercise, are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation. As of December 31, 2016 and 2015, there were 323,885 JSOP awards issued.

Basic and diluted net loss per share are the same for the years ended December 31, 2016 and 2015 as the Company was in a net loss position. Potentially dilutive non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2016 and 2015, approximately 1.7 million and 0.36 million potentially dilutive securities were deemed anti-dilutive.

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

Recent Accounting Standards

In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-04: Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the impact of this new standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning after December 15, 2017, but early adoption is permissible. The Company is currently evaluating the impact of this new standard.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of this new standard.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

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

The Company has considered other recent accounting standards and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Acquisitions

2015 Asset Purchase and Financing Agreement

In November 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with OJSC Pharmsynthez (“Pharmsynthez”) and AS Kevelt (“Kevelt”), a wholly owned subsidiary of Pharmsynthez, providing for up to $10 million in financing proceeds beginning with the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “APA Note”) and included the transfer to the Company of certain intellectual property rights with respect to XBIO-101 in exchange for, among other conditions, approximately 3.0 million shares of the Company’s common stock. The APA also provided for the issuance of certain warrants covering up to half the amount of the APA Note. During the year ended December 31, 2016, the Company issued $4.5 million of convertible debt as well as the associated warrants, both in connection with the APA Note. The convertible debt and its embedded debt-like features were recorded in the consolidated balance sheet within current liabilities as a hybrid debt instrument.

On April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring certain intellectual property rights with respect to the immunomodulator product XBIO-101 held by Kevelt and grant of the worldwide right to develop, market and license XBIO-101 for certain uses.

In connection with the closing of the APA, the Company issued 3,045,455 shares of its common stock to Pharmsynthez. In addition, Pharmsynthez converted all convertible notes (in the principal amount of $6.5 million, which included $3 million of notes issued in July 2015, plus accrued interest of approximately $300,000), issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate as set forth in the notes was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of its common stock in connection with conversion of the convertible notes, which amount, together with the 3,045,455 shares of common stock in connection with the closing of the Asset Purchase Agreement, resulted in an aggregate of 4,418,491 new shares of common stock being issued to Pharmsynthez.

Following the note conversion in April 2016 and leading up to our public offering in November 2016, the Company issued an additional $1 million in bridge note financing (see Note 8, Hybrid Debt Instruments), leaving $5.5 million of the original $10 million commitment. On November 7, 2016, Pharmsynthez purchased $5.5 million units in connection with the Company’s public offering thus completing its financing commitment under the APA. See Note 11, Stockholders’ Equity, for discussion of the public offering.

4.	Significant Strategic Drug Development Collaborations – Related Parties

Shire plc

In August 2005, the Company entered into an exclusive research, development, license and supply agreement with Shire plc, (“Shire”), formerly Baxalta Incorporated (a spinoff of the biopharmaceuticals business from Baxter Healthcare SA and Baxter Healthcare Corporation), to develop products with an extended half-life of certain proteins and molecules using the Company’s patent protected PolyXen technology wherebyPSA is conjugated with Shire’s proprietary molecule(s) to create a new generation of drugs to treat the failure of blood to coagulate in the therapeutic treatment of blood and bleeding disorders, such as hemophilia. The lead candidate in this collaboration is a longer-acting form of a recombinant Factor VIII (“rFVIII”) protein.

The agreement has been amended several times since 2005, most recently in January 2014. The January 2014 amendment provides for increased future development, regulatory, sales and deadline extension receipts, restructured target deadlines and royalty receipts on potential net sales. Under the agreement with Shire, as amended, the Company is entitled to up to $100 million in potential development, regulatory, sales and deadline extension receipts, which are contingent on the performance of Shire achieving certain milestones. The Company is also entitled to royalties on potential net sales varying by country of sale. The Company’s right to receive these royalties in any particular country will expire upon the later of ten years after the first commercial sale of the product in that country or the expiration of patent rights in that particular country. In connection with this amendment, Shire also made a $10 million equity investment in the Company in exchange for 324,097 shares of the Company’s common stock during January 2014.

Through December 31, 2016, the Company and Shire continued to engage in research and development activities with no resultant commercial products. Currently the primary focus of the collaboration agreement is the development of Shire’s drug candidate SHP656 which has the stated goal to introduce an innovative FVIII protein that can significantly prolong the circulating half-life of the FVIII protein, with the objective of providing a once weekly treatment or reaching higher trough activity levels for greater efficacy. In December 2016, Shire reached a milestone of its Phase 1/2 clinical trial for the treatment of hemophilia with SHP656, triggering a $3 million payment to be paid to the Company. The Company determined the milestone to be non-substantive because all significant performance obligations to achieve the contingent payments were the responsibility of Shire with only negligible amount by the Company of effort to fulfil its obligations, specifically assistance on a research committee. As the amount allocable to the remaining performance period was negligible, the Company recognized the full $3 million in milestone revenue in connection with this collaboration during the year ended December 31, 2016. There were no associated revenues for the year ended December 31, 2015.

Shire has a share ownership of approximately 4.7% of the total issued common stock of the Company as of December 31, 2016 and was formerly a related party of the Company in 2015 with share ownership of approximately 8.0% of the total issued common stock of the Company.

SynBio LLC

In August, 2011, SynBio LLC (“SynBio”) and the Company entered into a stock subscription and collaborative development of pharmaceutical products agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop pharmaceutical products using certain molecule(s) based on SynBio’s technology and the Company’s proprietary technology (PolyXen, OncoHist and ImuXen) that prolongs the active life and/or improves the pharmacokinetics of certain therapeutic proteins and peptides (as well as conventional drugs). In return, SynBio granted an exclusive license to the Company to use the pre-clinical and clinical data generated by SynBio in certain agreed products and engage in the development of commercial candidates.

SynBio and the Company are each responsible for funding their own research activities. There are no milestone or other research-related payments due under the agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Most recently, similar to the Company’s agreement with Baxalta, Serum Institute of India Limited (“Serum Institute”) has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute. Upon successful commercialization of any resultant products, the Company is entitled to receive royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories.

In furtherance of our co-development clinical objectives, on December 31, 2014 the Company granted to SynBio a warrant to purchase 204,394 shares of common stock that contain vesting triggers based on the achievement by SynBio of certain clinical development objectives within specific timeframes (“SynBio 2014 Warrant”). Simultaneously with the SynBio 2014 Warrant grant, we granted additional warrants to purchase 9,697 aggregate new shares of common stock to SynBio and Pharmsynthez non-director designees under the same terms and conditions of the SynBio 2014 Warrant. The SynBio 2014 Warrant expires on December 30, 2019 and no warrants were exercised during the years ended December 31, 2016 and 2015. See also Note 11, Stockholders’ Equity. On September 23, 2016, SynBio exchanged 970,000 shares of common stock in the Company for an equal number of shares of Series A Preferred Stock. See also Note 11, Stockholders’ Equity

.

Through December 31, 2016, the Company and SynBio continued to engage in research and development activities with no resultant commercial products. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2016 and 2015.

SynBio is an affiliate of the Company with a share ownership of approximately 9.8% and 39.0% of the total issued common stock of the Company as of December 31, 2016 and 2015, respectively. On December 31, 2014, the Company granted SynBio a warrant to purchase 6,745,000 shares of common stock in connection with ongoing collaborative activities. See Note 11, Stockholders’ Equity, for further information on the warrant.

Serum Institute of India Limited

In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute of India Limited (“Serum Institute”) providing Serum Institute an exclusive license to use the Company’s PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute is responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement.

In furtherance of our co-development clinical objectives, on December 31, 2014 the Company granted to Serum Institute a warrant to purchase 96,970 shares of common stock that contain vesting triggers based on the achievement by Serum Institute of certain clinical development objectives within specific timeframes (“Serum 2014 Warrant”). Simultaneously with the Serum 2014 Warrant grant, we granted additional warrants to purchase 4,852 aggregate new shares of common stock to Serum Institute non-director designees under the same terms and conditions of the Serum 2014 Warrant. The Serum 2014 Warrant expires on December 30, 2019 and no warrants were exercised during the years ended December 31, 2016 and 2015. See also Note 11, Stockholders’ Equity

.

Through December 31, 2016, the Company and Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2016 and 2015.

Serum Institute is a related party of the Company with a share ownership of approximately 7.5% and 8.5% of the total issued common stock of the Company as of December 31, 2016 and 2015, respectively.

PJSC Pharmsynthez

In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six drug candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

In July 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Pharmsynthez providing for the issuance of certain promissory notes and certain warrants to purchase shares of the Company’s common stock. See Note 8, Hybrid Debt Instruments, for discussion of the SPA and Note 11, Stockholders’ Equity, for discussion of the warrants.

In November 2015, the Company entered into the Asset Purchase Agreement (the “APA”) with Pharmsynthez and Kevelt. In April 2016, pursuant to the APA, Kevelt transferred to the Company certain intellectual property rights with respect to the immunomodulatory drug candidate XBIO-101 held by Kevelt. See also Note 3, Acquisitions, for further discussion of the APA.

In addition to collaborative research and development, the Company and Pharmsynthez engaged in financing transactions during 2016 and 2015 which included the issuance by the Company to Pharmsynthez of $7.5 million in promissory notes with warrant coverage as well as participation by Pharmsynthez in our November 2016 public offering. For discussion of these transactions refer to Note 8, Hybrid Debt Instruments, and Note 11, Stockholders’ Equity

.

Pharmsynthez is an affiliate and controlling stockholder of the Company with a share ownership of approximately 52.6% and 9.2% of the total issued common stock of the Company as of December 31, 2016 and 2015, respectively. In addition, Pharmsynthez is a related party of SynBio, which is an affiliate of the Company.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2016	December 31, 2015
Laboratory equipment	$264,583	$249,969
Office and computer equipment	37,370	35,190
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment	349,057	332,263
Less accumulated depreciation	(306,691)	(270,242)
Property and equipment – net	$42,366	$62,021

In connection with the closing of its London office in March 2015, the Company disposed of approximately $247,000 of depreciated fixed assets with a net book value of approximately $6,000 for cash proceeds of approximately $8,000, resulting in a gain of approximately $2,000. Depreciation expense was $36,449 and $48,750 for the years ended December 31, 2016 and 2015, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2015	$3,465,157
Foreign currency translation	(181,778)
Balance as of December 31, 2015	$3,283,379
No changes	–
Balance as of December 31, 2016	$3,283,379

As of October 1, 2016 and 2015, the dates of the Company’s annual impairment review, the fair value of the Company’s goodwill balance significantly exceeded its carrying value.

Indefinite-Lived Intangible Assets

The Company’s acquired indefinite-lived intangible asset, OncoHist, is IPR&D relating to the Company’s business combination with SymbioTec in 2012. The carrying value of OncoHist was $9.24 million as of December 31, 2016 and 2015. No impairment was recorded during the years ended December 31, 2016 and 2015.

OncoHist is not yet commercialized and has not yet begun to be amortized as of December 31, 2016.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2016	December 31, 2015
Accrued payroll and benefits	$109,315	$625,289
Accrued professional fees	477,345	413,945
Accrued research costs	208,751	145,026
Accrued interest	–	77,857
Other	43,477	224,929
	$838,888	$1,487,046

8. Hybrid Debt Instruments

During 2015 and 2016 the Company entered into several financing arrangements which included the issuance of convertible notes and warrants to purchase shares of common stock. As of December 31, 2015, the convertible debt and its embedded debt-like features were recorded on the face of the consolidated balance sheets within current liabilities as hybrid debt instruments. There were no such instruments outstanding as of December 31, 2016.

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Pharmsynthez providing for the issuance of a minimum of a $3 million 10% Senior Secured Collateralized Convertible Promissory Note (the “SPA Note”). The SPA also provided for the issuance of certain warrants up to the amount of the SPA Note. The convertible debt and its embedded debt-like features were recorded on the face of the consolidated balance sheet within current liabilities as ahybrid debt instrument as of December 31, 2015.

On November 13, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Pharmsynthez providing for the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “Initial APA Note”) and the transfer to the Company of certain intellectual property rights with respect to XBIO-101 in exchange for, among others, approximately 3 million shares of our common stock. The APA also provided for the issuance of certain warrants covering up to half the amount of the Initial APA Note to purchase shares of common stock at the lesser of $6.60 per share and 120% of the price per share in the Company’s next capital raise of at least $7 million (the “Exercise Price”). During the quarter ended March 31, 2016, the Company issued $3.5 million of convertible debt as well as the associated warrants, both in connection with the Initial APA Note. The convertible debt and its embedded debt-like features were recorded within current liabilities as a hybrid debt instrument.

On April 22, 2016, Pharmsynthez converted all convertible notes in the principal amount of $6.5 million plus accrued interest of approximately $228,000, issued by the Company to Pharmsynthez in 2015 and 2016. The conversion rate was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. Immediately preceding the conversion, the Company recognized a final mark-to-market gain of $1.8 million for the change in fair value of the compound derivative. At conversion, the Company recorded net loss on conversion of $6.2 million. Both the final mark-to-market gain and the loss on conversion were recorded in other expense in the consolidated statement of comprehensive loss for the year ended December 31, 2016.

On July 1, 2016, the Company issued a 10% Senior Secured Collateralized Convertible Promissory Notein the amount of $500,000 to Pharmsynthez, our majority shareholder, (the “Additional APA Note”). In consideration for the promissory note, the Company issued Pharmsynthez warrants (the “Warrants”) to purchase 50,505 shares of our common stock at the Exercise Price. The Note was convertible into shares of our common stock at any time at a conversion price of $4.95 per share (subject to price protection and usual and customary adjustments). The associated warrants may be exercised at any time through the five-year anniversary. The maturity date of the Additional APA Note was one year from issuance and was convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time in accordance with the terms contained therein. Upon a public offering, as defined, the holder shall convert the Additional APA Note to shares of the Company’s common stock in accordance with the conversion terms contained therein.

Mr. M. Scott Maguire is the Company’s Chief Executive Officer. Mr. Maguire’s current annual salary is £330,000 pursuant to his written employment agreement with the Company. Pursuant to an unwritten arrangement between the Company and Mr. Maguire, effective January 1, 2015, the Company paid 50% of Mr. Maguire’s salary in cash and 50% was deferred and accrued. On July 1, 2016, the Company issued a 10% Junior Secured Collateralized Convertible Promissory Note in the amount of $369,958 (the “CEO Note”) and warrants to purchase 37,369 shares of our common stock at the Exercise Price to Mr. Maguire for the deferred salary accrued through June 30, 2016. The maturity date of the CEO Note was September 30, 2016. Upon a public offering, as defined, and at the option of the holder, the CEO Note may be settled in cash or by means of conversion into shares of common stock in accordance with the conversion terms contained therein. Upon completion of its public offering, the Company settled the CEO Note and the related interest of $13,176 in cash on November 7, 2016.

On August 26 and September 9, 2016, the Company issued 10% Senior Secured Collateralized Convertible Promissory Notes (the “Further APA Notes”) in the amount of $178,000 and $322,000, respectively, and warrants to purchase 50,505 shares of our common stock at the Exercise Price to Pharmsynthez. The notes were convertible into shares of our common stock at any time at a conversion price of $4.00 per share (subject to price protection and usual and customary adjustments) or would automatically be applied toward the then anticipated public offering. The maturity date of the Further APA Notes was one year from issuance and was convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time in accordance with the terms contained therein. However, upon execution of an underwriting agreement following declaration of effectiveness by the Securities and Exchange Commission of the registration statement filed in connection with the Company’s contemplated public offering, the balance of the Further APA Notes would (and did) automatically convert into units of the Company’s contemplated public offering in accordance with the conversion terms contained therein.

The Additional APA Note, CEO Note and Further APA Notes (together, the “Period Notes”) shared the same principal terms and features. The Period Notes are convertible debt and included embedded debt-like features which were recorded within current liabilities as a hybrid debt instrument.

The fair value of the compound derivatives, which were embedded in the debt host instrument, were bifurcated from the Period Notes and remeasured at each report date until settled, with changes in fair value recognized in the consolidated statement of comprehensive loss as a change in fair value of derivative liability. Refer to Note 9, Fair Value Measurements, for a table showing changes in the combined compound derivative during the years ended December 31, 2016 and 2015.

The key assumptions used to calculate the estimated fair value of the compound derivative liability at each issuance date and subsequent report date included the Company’s stock price ($4.50 - $16.83), expected volatility (100% - 115%), and risk-free interest rate (0.28% - 0.68%).

Upon issuance of the Further APA Notes the offset to debt arising from the associated recording of the compound derivative liability, the warrants and the associated issuance costs exceeded the debt proceeds by $106,566. This amount was recorded as a loss in other expense in the consolidated statement of comprehensive loss for the year ended December 31, 2016, in loss on issuance of hybrid debt instruments.

On November 7, 2016, the Company closed on an approximate $10 million underwritten public offering (see Note 11, Stockholders’ Equity). In connection with the offering and pursuant to the respective terms therein, the balances of the Period Notes were settled as follows:

-     The Additional APA Note converted to shares of common stock,

-     The CEO Note was settled in cash, and

-     The Further APA Notes converted into Units which are included in the aggregate 2,424,242 offering units discussed in Note 11, Stockholders’ Equity.

Interest expense (including both debt discount amortization and coupon rate) related to the SPA Note, the Initial APA Note, and the Period Notes of approximately $727,000 and $262,000 was recognized in the consolidated statements of comprehensive loss for the twelve months ended December 31, 2016 and 2015, respectively.

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

The following table provides a summary of the changes in fair value of the compound derivative instrument measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2016 and 2015.

Balance as of January 1, 2015	$–
Issuance of compound derivative instrument	(1,419,105)
Change in fair value of compound derivative instrument	(2,125,117)
Balance as of December 31, 2015	(3,544,222)
Issuance of compound derivative instrument	(4,120,359)
Change in fair value of compound derivative instrument	2,125,113
Settlement of derivative instruments through conversion of debt host	5,539,468
Balance as of December 31, 2016	$–

10.	Income Taxes

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

The components of loss before income taxes are as follows:

	Year ended December 31,
	2016	2015
Domestic (U.S.)	$(12,253,271)	$(7,724,418)
Foreign (U.K.)	(41,837,056)	(4,767,363)
Foreign (Germany)	(115,779)	(15,690)
Loss before income taxes	$(54,206,106)	$(12,507,471)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of Xenetic Biosciences, Inc. to net income tax benefit is as follows:

	Year ended December 31,
	2016	2015
Federal	$(18,429,763)	$(4,252,540)
State	(455,191)	(276,601)
Increase in tax losses not recognized	9,751,401	2,238,879
Permanent differences, net	780,836	800,891
Mark to market	992,621	722,540
Foreign rate differential	6,923,116	502,357
Share-based payments, net	524,131	308,888
Enhanced research and development tax credits	(87,151)	(44,414)
Net provision (benefit) for income taxes	$–	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2016	2015
Deferred tax assets:
U.K. net operating loss carryforwards	$6,868,717	$9,402,398
U.K. capital loss carryforwards	1,259,062	1,775,932
U.S. federal net operating loss carryforwards	3,061,669	1,659,050
IPR&D	6,630,745	–
Share-based payments	1,534,992	1,313,226
Enhanced research and development tax credits	796,256	852,272
Germany net operating loss carryforwards	424,432	401,906
U.S. state net operating loss carryforwards	749,812	422,622
Accrued expenses	174,424	44,557
Depreciation	3,673	25,823
Other	–	4,998
Total deferred tax assets before valuation allowance	21,503,782	15,902,784
Valuation allowance for deferred tax assets	(21,503,782)	(15,324,438)
Deferred tax liabilities:
Indefinite-lived intangible asset	(2,918,518)	(2,918,518)
Debt discount	–	(578,346)
Total deferred tax liabilities	(2,918,518)	(3,496,864)
Net deferred tax assets and liabilities	$(2,918,518)	$(2,918,518)

For the years ended December 31, 2016 and 2015, the Company had U.K. net operating loss carryforwards of $41.05 million and $47.01 million, respectively, U.S. federal net operating loss carryforwards of $9.75 million and $5.30 million, respectively, U.S. state net operating loss carryforwards of $9.37 million and $5.28 million, respectively, and Germany net operating loss carryforwards of approximately $1.34 million and $1.27 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and state net operating loss carryforwards begin to expire in 2032.

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

As of December 31, 2016 and 2015, the Company did not record any uncertain tax positions. The changes to uncertain tax positions for 2016 and 2015 were as follows:

Year ended December 31,
	2016	2015
Uncertain tax benefits as of January 1	$–	$–
Gross adjustments in tax positions	–	–
Uncertain tax positions as of December 31	$–	$–

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years ending 2012 through 2016 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2016. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

The Company has not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership change has occurred. If we have experienced an ownership change, utilization of the NOL, AMT and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL, AMT or R&D credit carryforwards before utilization.  Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

The Company net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

11.	Stockholders’ Equity

Reverse Stock Split

On May 16, 2016, our board of directors approved a reverse stock split on a 1 for 33 basis, in our authorized common stock, along with a corresponding and proportional decrease in the number of shares of our common stock issued and outstanding. This reduction was filed with the Nevada Secretary of State on May 18, 2016, but required a review by the Financial Industry Regulatory Authority, Inc. (“FINRA”) before becoming effective in the market. On May 31, 2016, FINRA announced that this change took effect in the over-the-counter securities markets on June 1, 2016.

All share information provided herein reflects the effect of the reverse stock split for all periods presented.

Public Offering

On November 7, 2016, the Company closed its public offering of an aggregate of 2,424,242 units, consisting of (i) 484,849 units, consisting of one share of Convertible Series B Preferred Stock and a Class A Warrant to purchase one share of common stock and (ii) 1,939,393 units consisting of one share of Convertible Series B Preferred Stock and a Class B Warrant to purchase one share of common stock, at a public offering price of $4.125 per unit (the “Public Offering”). At closing, the Company issued $10 million of units and received $8.97 million in cash, which is net of $530,000 in underwriting and related fees as well as proceeds from the Further APA Notes of $500,000, which automatically converted into units of the Public Offering on a one-for-one basis.

The Company assessed the Public Offering warrants as meeting the criteria for equity classification and allocated the proceeds based on the relative fair values of the base instruments (the Series B preferred stock and the warrants). The Company obtained a valuation of the Series B preferred stock and associated warrants, which indicated values of $5.23 and $3.45, respectively.

The Company determined that the embedded conversion feature of the Series B preferred stock included more equity-like features than debt-like features and, therefore, concluded that the conversion feature should not be bifurcated and accounted for separately.

In addition, the Company evaluated the conversion feature of the Series B preferred stock to assess whether it met the definition of a beneficial conversion feature (“BCF”). The initial conversion price per share for each share of Series B preferred stock is equal to $4 per share and the exercise price of the warrant is equal to $4.00 per share. As the fair value of a share of common stock of $4.15 exceeded the effective conversion price of $2.485 at the issuance date, the Series B preferred stock contained a BCF. The total intrinsic value of the BCF of $4,035,260 was recorded as a discount to the preferred stock and a credit to additional paid in capital. Because the Series B preferred stock has no redemption date and is immediately convertible, the BCF was immediately accreted.

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

On September 30, 2015, the Company filed an Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized shares of common stock of the Company and change the par value per share of common stock (the “Amendment”). The Amendment authorizes the Company to issue 45,454,546 shares of Common Stock and changes the par value to $0.001 per share. Prior periods have been reclassified to reflect the change in the par value per share to conform to the presentation in the present period.

In December 2015, approximately 333,000 shares of new common stock were issued to Dr. Genkin and Mr. Surkhov, individuals associated with Pharmsynthez and Kevelt and inventors of a provisional patent transferred in connection with the APA. As a result, the Company recorded approximately $3.74 million, the fair value of the proportional consideration provided, as a prepayment within current assets on the consolidated balance sheet as of December 31, 2015.

On April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring in-process research and development (“IPR&D”) related to certain intellectual property rights with respect to the immunomodulator product XBIO-101 held by Kevelt including the grant of the worldwide right to develop, market and license XBIO-101 for certain uses. In connection with the closing of the APA, the Company issued 3.05 million shares of its common stock to Pharmsynthez and, because there was no alternative use for the IPR&D, the Company recognized $39.5 million of expense based on the fair value of XBIO-101 IP received, which was determined to be more reliably measured than the related equity consideration. Included in the $39.5 million expense was the $3.74 million prepayment recorded in 2015.

On September 15, 2016, the Company issued 211,486 shares of common stock to Serum in exchange for $750,000 of research and development (“R&D”) and clinical PSA supply as well as settlement of approximately $163,000 of prior purchases of PSA supply. Serum is a related party and the share transaction was approved by the Company’s Board of Directors. As of December 31, 2016, Serum’s share ownership of the Company was approximately 7.5%.

On September 23, 2016, SynBio, one of our largest shareholders, exchanged 970,000 shares of common stock in the Company for an equal number of shares of Series A Preferred Stock.

As of December 31, 2016, holders of Series B convertible preferred stock had converted 118,500 shares into the same number of shares of common stock.

Series A Preferred Stock

As approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock and subsequently filed an Amended and Restated Certificate of Designation of Series A Preferred Stock (the “Amended Series A Certificate of Designation”) on October 27, 2016. Pursuant to the Amended Series A Certificate of Designation, the Company designated 1,000,000 shares as Series A preferred stock. Each share of Series A preferred stock has a par value of $0.001 and stated value of $4.80.

The following is a summary of the material terms of the Series A preferred stock. For more information, please refer to the form of amended and restated certificate of designation of Series A preferred stock filed as an exhibit to the Registrant’s registration statement filed on Form S-1/A on October 31, 2016.

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A preferred stock will be entitled to receive distributions out of our assets, of an amount equal to $4.80 per share of Series A preferred stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon before any distributions shall be made on the common stock or any series of preferred stock ranked junior to the Series A preferred stock.

Dividends.    Holders of the Series A preferred stock are entitled to receive a non-cumulative, annual cash dividend of $0.24 per share of Series A Preferred Stock, when and if declared by our Board, out of our assets legally available therefore. Dividends shall not be cumulative. No dividends or other distribution will be made on the common stock or any series of preferred stock ranked junior to the Series A preferred stock unless the dividend on the Series A Preferred Stock has been paid current and a reserve has been made for the next calendar year.

Conversion.    Each share of Series A preferred stock is convertible, at any time and from time to time at the option of the holder thereof, with a minimum of 61 days’ advance notice to the Company, into one share of common stock.

Stock Dividends and Stock Splits.    If we pay a stock dividend or otherwise make a distribution payable in shares of common stock on shares of common stock or any other common stock equivalents, subdivide or combine outstanding common stock, or reclassify common stock, the conversion rate will be adjusted to match the conversion rate immediately before such event.

Fundamental Transaction.    If we effect a reorganization, undergo a change in control event, or enter into any plan or arrangement contemplating our dissolution, then upon any subsequent conversion of Series A preferred stock, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such conversion immediately prior to the occurrence of such transaction, the number of shares of the successor's or acquiring corporation's common stock or of our common stock, if we are the surviving corporation, and any additional consideration receivable as a result of such transaction by a holder of the number of shares of common stock into which Series A preferred stock is convertible immediately prior to such transaction. A change in control event means a sale of all or substantially all of our assets or an acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, a reorganization, consolidated or merger) that results in the transfer of fifty percent (50%) or more of the outstanding voting power of the Company.

Voting Rights.    Except as otherwise provided in the Series A Preferred Stock amended and restated certificate of designation or required by law, the Series A Preferred Stock has no voting rights. The holders of Series A Preferred Stock have voting rights as to proposals that specifically affect their shares by law, in which they will vote separately and the vote necessary to approve such proposals will be as set by law.

Fractional Shares.    No fractional shares of common stock will be issued upon conversion of Series A preferred stock. Rather, we shall round up to the next whole share.

Redemption. At any time after December 31, 2016, upon 30 days prior written notice, we may require the holder of any Series A Preferred Stock to convert any or all of such holder’s Series A preferred stock to common stock at a rate of one share of Series A Preferred Stock to one share of common stock.

As of December 31, 2016, there were 970,000 shares of Series A preferred stock issued and outstanding which are convertible into the same number of shares of common stock.

Series B Preferred Stock

In connection with the Public Offering and as approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series B Preferred Stock and subsequently filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Amended Series A Certificate of Designation”) October 27, 2016. Pursuant to the Amended Series B Certificate of Designation, the Company designated 2,500,000 shares as Series B preferred stock. Each share of Series B preferred stock has a stated value of $4.00 per share.

The following is a summary of the anticipated material terms of our Series B Preferred Stock.

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B Preferred Stock will be entitled to receive distributions out of our assets, of an amount equal to $4.00 per share of Series B Preferred Stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the amended and restated certificate of designation before any distributions shall be made on the common stock or any series of preferred stock ranked junior to the Series B Preferred Stock, which includes Series A Preferred Stock. A fundamental transaction or change of control under the amended and restated certificate of designation shall constitute a liquidation for purposes of this right. We will give each holder of Series B Preferred Stock written notice of any liquidation at least 30 days before any meeting of stockholders to approve such liquidation or at least 45 days before the date of such liquidation if no meeting is to be held.

Dividends.    Subject to any preferential rights of any outstanding series of preferred stock created by our Board from time to time, the holders of shares of our Series B Preferred Stock will be entitled to such cash dividends, non-cumulative, as may be declared from time to time by our Board on shares of our common stock (on an as-converted basis) from funds available therefore.

Conversion.    Each share of Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, into one share of common stock, subject to the adjustments described below.

Stock Dividends and Stock Splits.    If we pay a stock dividend or otherwise make a distribution payable in shares of common stock on shares of common stock or any other common stock equivalents, subdivide or combine outstanding common stock, or reclassify common stock, the conversion rate will be adjusted to match the conversion rate immediately before such event.

Fundamental Transaction.    If we effect a reorganization, undergo a change in control event, or enter into any plan or arrangement contemplating our dissolution, then upon any subsequent conversion of Series B preferred stock, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such conversion immediately prior to the occurrence of such transaction, the number of shares of the successor's or acquiring corporation's common stock or of our common stock, if we are the surviving corporation, and any additional consideration receivable as a result of such transaction by a holder of the number of shares of common stock into which Series A preferred stock is convertible immediately prior to such transaction. A change in control event means a sale of all or substantially all of our assets or an acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, a reorganization, consolidated or merger) that results in the transfer of thirty-three percent (33%) or more of the outstanding voting power of the Company, with the exception of acquisition of additional voting capital stock by Pharmsynthez or its affiliates.

Subsequent Equity Sales.    The Series B Preferred Stock has full ratchet price based anti-dilution protection, subject to shareholder approval and customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock.

Voting Rights.    Except as otherwise provided in the Series B Preferred Stock second amended and restated certificate of designation or required by law, the Series B Preferred Stock has no voting rights. However, as long as any Series B Preferred Stock remains outstanding, the amended and restated certificate of designation provides that we shall not, without the affirmative vote of all then-outstanding Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series B Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing. The holders of Series B Preferred Stock have voting rights as to proposals that specifically affect their shares by law, in which they will vote separately and the vote necessary to approve such proposals will be as set by law.

Fractional Shares.    No fractional shares of common stock will be issued upon conversion of Series B Preferred Stock. Rather, we shall, at our election, round up to the next whole share or pay a cash adjustment.

Pursuant to the Public Offering, the Company issued 2,242,424 shares of Series B preferred stock. Since its issuance on November 7, 2016, holders of Series B preferred stock converted 118,500 shares to the same number of common stock shares. As of December 31, 2016, there were 2,305,742 shares of Series B preferred stock issued and outstanding which are convertible into the same number of shares of common stock.

Warrants Related to Collaboration and Consulting Agreements

In connection with the Company’s collaboration and consultant agreements and financing arrangements, the Company issues warrants to purchase shares of common stock. These warrants are fair valued at issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period.

In 2010, the Company granted Baxter SA a warrant to purchase 139,040 new shares of common stock. During June 2015, in connection with the separation of its biopharmaceuticals business to form Baxalta Inc., Baxter SA assigned the warrant to Baxalta Inc., which is now Shire plc. The warrant was exercisable immediately after issuance and had an initial expiration date of June 30, 2015, which the Company had expected to extend. However, the extension did not occur and therefore, the warrant expired unexercised.

On December 31, 2014, SynBio was granted a warrant to purchase 204,394 new shares of common stock at an exercise price of $25.41 per share (“SynBio 2014 Warrant”). The SynBio 2014 Warrant is exercisable in four equal tranches, each with separate non-market, performance-based vesting criteria. The Company uses its judgment to assess the probability and timing of SynBio achieving these vesting criteria and estimated that it is not probable that the vesting criteria for any tranche will be achieved. As a result, the Company did not recognize expense related to this warrant during the years ended December 31, 2016 and 2015. These judgments are reassessed at each reporting period until the measurement date is reached.

In connection with the SynBio 2014 Warrant grant, warrants to purchase 9,700 aggregate new shares of common stock were issued to SynBio and Pharmsynthez non-director designees (“SynBio Partner Warrants”) on December 31, 2014 under the same terms and conditions of the SynBio 2014 Warrant. The Company estimated that it is not probable that the vesting criteria for any trance will be achieved and, as a result, the Company did not recognize expense related to the SynBio Partner Warrants during the years ended December 31, 2016 and 2015. The SynBio 2014 Warrant and SynBio Partner Warrants expire on December 30, 2019 and were not exercised during the years ended December 31, 2016 and 2015.

On December 31, 2014, the Company granted Serum Institute a warrant to purchase 96,970 new shares of common stock at an exercise price of $24.41 per share (“Serum Institute 2014 Warrant”). The Serum Institute 2014 Warrant, which was fair valued at approximately $480,000 at the time of issuance, is exercisable in two equal tranches, each with separate non-market, performance-based vesting criteria. The Company uses its judgment to assess the probability and timing of Serum Institute achieving these vesting criteria and estimated that it is probable that the vesting criteria will be achieved for each tranche. These judgments are reassessed at each reporting period until the measurement date is reached.

In connection with the Serum Institute 2014 Warrant grant, warrants to purchase 4,852 aggregate new shares of common stock were issued to Serum Institute employees (“Serum Institute Partner Warrants”) on December 31, 2014 under the same terms and conditions of the Serum Institute 2014 Warrant. The Serum Institute Partner Warrants were fair valued at approximately $24,000 at the time of issuance.

On May 16, 2016, the Company modified the exercise price of 150,307 performance-based warrants held by Serum and individuals related to Serum from $25.41 to $7.92 which resulted in an incremental value expense of $204,000. Additionally, the Company issued 212,122 warrants to purchase shares of common stock to Serum with an exercise price of $7.92. The new warrants were fully vested and the Company recognized $1.37 million in research and development expense in the consolidated statements of comprehensive loss related to the grants.

The Company recognized warrant expense of $1,121,466 and $706,500 during the years ended December 31, 2016 and 2015, respectively, related to the Serum Institute 2014 Warrant and Serum Institute Partner Warrants. The Serum Institute 2014 Warrant and Serum Institute Partner Warrants expire on December 30, 2019 and were not exercised during the years ended December 31, 2016 and 2015.

In August 2015, the Company issued a warrant to purchase approximately 25,253 shares of common stock to a consultant upon engagement of services to be provided to the Company. The warrant has a term of five years and an exercise price of $25.41. The warrant is a standalone instrument that is not puttable or mandatorily redeemable by the holder and is classified as an equity award. The Company determined that the fair value of the warrant is more reliably measurable than the fair value of the services received. As a result, the warrant was fair valued at approximately $227,000 at the time of issuance using the Black-Scholes option pricing model. As all services were completed as of December 31, 2015, the warrant expense was recognized during the year ended December 31, 2015.

Key assumptions used in the Black-Scholes option pricing model for warrants related to collaboration and consultant agreements granted during the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	109.86	104.81
Weighted-average risk-free interest rate (%)	0.97	1.03
Weighted-average expected life of option (years)	5.00	5.00
Weighted-average exercise price ($)	10.40	25.41
Model used	Black-Scholes	Black-Scholes

Warrants Related to Financing Arrangements

In connection with the Company’s issuance of the SPA Note on July 1, 2015, the Company issued a warrant to purchase 303,031 shares of common stock in accordance with the terms of the SPA (the “SPA Warrant”). The SPA Warrant has a five-year term and is exercisable commencing January 1, 2016, at the lesser of $6.60 per share and 120% of the price per share in the Company’s next capital raise of at least $7 million (the “Exercise Price”). Pursuant to the terms of the SPA Note, if not repaid or converted on or before six months from the date of issuance, the Holder will be issued an additional warrant to purchase 303,031 shares of common stock under the same terms as the Warrant (the “Contingent SPA Warrant,” or together referred to as the “SPA Warrants”). The Company determined there was a high probability that the SPA Note would not be repaid or converted within the period six months from the date of issuance, resulting in the issuance of the Contingent Warrant. As such, the Company concluded the Contingent SPA Warrant to be considered issued and outstanding as of the SPA Note issuance date in accordance with ASC 815. The fair values of the SPA Warrants were calculated using the Black-Scholes option pricing model. The key valuation assumptions used consist of the Company’s stock price, a risk-free rate of 1.70% and an expected volatility of 125%. Using an allocation of the SPA Note proceeds between the relative fair values of the SPA Warrants and the SPA Note, the Company recorded the SPA Warrants at a value of $1.6 million on the consolidated balance sheet as equity paid-in-capital. This created a debt discount of $1.6 million that will amortize from the date of issuance through the term of the SPA Note. The SPA Note remained unpaid and unconverted six months following issuance and, therefore, the Contingent SPA Warrant was triggered and issued. As this was already recorded, no additional accounting was necessary upon the triggering event date.

In connection with the Company’s issuance of the Initial APA Note in March 2016, the Company issued a warrant to purchase 353,540 shares of common stock in accordance with the terms of the APA (the “Initial APA Warrant”) at the Exercise Price. The Initial APA Warrant has a five-year term and is exercisable commencing March 31, 2016. If the Initial APA Note was not repaid or converted on or before six months from the date of issuance, the Holder would be issued an additional warrant to purchase 353,540 shares of common stock under the same terms as the Initial APA Warrant (the “Contingent APA Warrant”). At issuance, the Company determined there was a low probability that the Initial APA Note would not be repaid or converted within the period six months from the date of issuance and, therefore, did not account for the additional warrant as issued. (The Initial APA Note was converted in April 2016.) The fair value of the warrant was calculated using the Black-Scholes option pricing model. Key valuation assumptions used consist of the Company’s stock price, a risk-free interest rate of 1.42%, an expected volatility of 135%, and no expected dividends. Using an allocation of the Initial APA Note proceeds between the relative fair values of the Initial APA Warrant and the Initial APA Note, the Company recorded the Initial APA Warrant at a value of $1.7 million on the consolidated balance sheet as additional paid-in-capital.

In connection with the Company’s issuance of each of the Period Notes (see Note 8, Hybrid Debt Instruments) during the third quarter of 2016, the Company issued immediately exercisable warrants to purchase an aggregate of 138,381 shares of common stock at the APA Exercise Price. If the Period Notes were not repaid or converted on or before six months from the date of the respective issuances, the holders will be issued additional warrants to purchase 138,379 shares of common stock under the same terms as the immediately exercisable warrants. (The Period Notes were settled in November 2016.) The Company accounted for warrants issued in connection with the Period Notes (the “Period Warrants”) as issued contemporaneous with the issuance of the associated debt instrument. The Period Warrants have five-year terms. The fair values of the Period Warrants were calculated using the Black-Scholes option pricing model. Key valuation assumptions used consist of the Company’s stock price, risk free rates between 1.00% and 1.13% and expected volatilities of 110% and 120% and no expected dividends. Using allocations of the individual Period Notes proceeds between the relative fair values of the individual Period Warrants and the Period Notes, the Company recorded the Period Warrants at an aggregate value of $0.4 million on the consolidated balance sheet as additional paid-in-capital.

12.	Share-Based Payments

Total share-based compensation related to stock options, common stock awards, and non-financing warrants was $3,224,652 and $2,594,113 for the years ended December 31, 2016 and 2015, respectively. (See Warrants Related to Collaboration and Consulting Agreements in Note 11, Stockholders’ Equity for discussion of the non-financing warrants.)

Share-based payments is classified in the consolidated statements of comprehensive loss as follows:

	Year Ended December 31,
	2016	2015
Research and development expenses	$1,425,995	$229,964
General and administrative expenses	1,798,657	2,364,149
	$3,224,652	$2,594,113

Stock Option Modifications

During the year ended December 31, 2015, the Company modified 688,408 employee stock option awards to extend the expiry dates through March 31, 2016. As a result of the modification, the Company recognized $25,008 in incremental compensation expense during the year ended December 31, 2015. Certain of these awards were extended again to March 31, 2017, resulting in a change in incremental value of approximately $24,000 which was charged to general and administrative expense in the consolidated statements of comprehensive loss.

In August 2016, the Company modified the exercise price and vesting of certain employee and non-employee stock option awards resulting in a change in incremental value and catch up of share-based amortization of approximately $165,000.

Stock Options

The Company grants stock option awards to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Equity Incentive Plan (“Stock Plan”). The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For employee stock options issued in 2016 and 2015 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee stock options. For all other employee stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behaviour of the Company’s employees. The expected life of non-employee options is the contractual life of the option. The Company determines the expected volatility based on a blended volatility rate of its own historical volatility with that of comparable publicly traded companies with drug candidates in similar therapeutic areas and stages of nonclinical and clinical development to the Company’s drug candidates. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. Further, the Company has applied a forfeiture rate of 0% as the Company has not historically experienced forfeitures.

Employee Stock Options

During the years ended December 31, 2016 and 2015, 603,622 and 493,945 total stock options to purchase shares of common stock were granted by the Company, respectively. Of the 2016 awards, 365,972 were granted under the Stock Plan and 237,650 were approved subject to stockholder approval of a new equity plan. The weighted average grant date fair value per option share of $2.94 and $9.35, respectively. No stock options were exercised during the years ended December 31, 2016 and 2015.

During the years ended December 31, 2016 and 2015, 212,472 and 161,657 total stock options vested, with total fair values of $1,700,335 and $1,391,450, respectively. As of December 31, 2016, there was $2,866,432 of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 2.4 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	110.11	124.17
Weighted-average risk-free interest rate (%)	1.63	0.44
Weighted-average expected life of option (years)	5.92	2.50
Weighted-average exercise price ($)	3.49	13.86
Model used	Black-Scholes	Black-Scholes

The following is a summary of employee stock option activity for the years ended December 31, 2016 and 2015:

	Number of shares	Weighted-average exercise price	Weighted-average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	126,862	20.53
Granted	493,945	13.86
Expired	(1,548)	15.51
Outstanding as of December 31, 2015	619,259	15.22	8.92	$1,915,942
Granted	603,622	3.49
Expired	(29,169)	12.38
Outstanding as of December 31, 2016	1,193,712	4.43	8.94	$526,073

Vested or expected to vest as of December 31, 2016	1,193,712	4.43	8.94	$526,073

Exercisable as of December 31, 2015	239,819	$17.17	7.78	$688,343
Exercisable as of December 31, 2016	440,092	$5.60	8.94	$55,109

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2016, and the changes during the year ended December 31, 2016, is as follows:

	Number of shares	Weighted-average grant date fair value
Balance as of January 1, 2016	379,440	$9.14
Granted	603,622	$2.94
Forfeited	(16,970)
Vested	(212,472)	$8.00
Balance as of December 31, 2016	753,620	$4.49

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

During the year ended December 31, 2016, no options were granted to non-employees. During the year ended December 31, 2015, 30,304 non-employee stock options were granted under the Stock Plan with a weighted average grant date fair value per option share of $13.13. No non-employee stock options were exercised during years ended December 31, 2016 and 2015.

During the year ended December 31, 2016 and 2015, 17,857 and 17,857 total stock options vested, with total fair values of $196,306 and $195,575, respectively. As of December 31, 2016, there was $90,268 of unrecognized share-based payments related to non-employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 1.5 years.

Key assumptions used in the Black-Scholes option pricing model for non-employee options during the year ended December 31, 2015, are as follows:

Year Ended December 31,
2015
Weighted-average expected dividend yield (%)	–
Weighted-average expected volatility (%)	120.51
Weighted-average risk-free interest rate (%)	1.54
Weighted-average expected life of option (years)	10.00
Weighted-average exercise price ($)	13.86
Model used	Black-Scholes

The following is a summary of non-employee stock option activity for the years ended December 31, 2016 and 2015:

	Number of shares	Weighted-average exercise price	Weighted-average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	27,138	$12.86	7.60	$159
Granted	30,304	13.86
Outstanding as of December 31, 2015	57,442	13.39	8.23	$220,764
Granted	–
Outstanding as of December 31, 2016	57,442	7.57	7.23	$–

Vested or expected to vest as of December 31, 2016	57,442	7.57	7.23	$–

Exercisable as of December 31, 2015	29,484	$13.37	7.37	$119,164
Exercisable as of December 31, 2016	47,341	$8.21	6.92	$–

A summary of the status of the Company’s non-vested non-employee stock option shares as of December 31, 2016, and the changes during the year ended December 31, 2016 is as follows:

	Number of shares	Weighted-average grant date fair value
Balance as of January 1, 2016	27,958	$11.77
Vested	(17,857)	$10.99
Balance as of December 31, 2016	10,101	$13.13

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

A summary of the Company’s common stock awards granted and issued during the years ended December 31, 2016 and 2015 are as follows:

Number of shares
Balance as of January 1, 2015	19,622
Granted	34,402
Issued	(31,137)
Balance as of December 31, 2015	22,887
Granted	26,760
Issued	(19,857)
Balance as of December 31, 2016	29,790

The Company granted 26,760 and 34,402 shares of common stock during the years ended December 31, 2016 and 2015, respectively, in exchange for professional services. As all services were rendered in each respective period, expense related to common stock awards of $180,971 and $392,661 was recognized during the years ended December 31, 2016 and 2015, respectively.

Joint Share Ownership Plan

In 2010 and 2012, the Company issued 1,701,913 and 8,986,281 JSOP awards, respectively, to two senior executives under the JSOP. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee.

During 2011, the 2010 JSOP awards fully vested under the terms of the JSOP due to a significant change in beneficial ownership of the Company and the related compensation charges were fully recorded during periods prior to 2013 related to this accelerated vesting. During the first quarter of 2014, the 2012 JSOP awards fully vested under the terms of the JSOP due to the achievement of specific share price hurdles and the related compensation charges were fully recorded during the first quarter of 2014 related to this accelerated vesting. As of December 31, 2014, all JSOP awards were fully vested. As of December 31, 2016 and 2015, there were 323,885 JSOP awards issued.

13.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2016 and 2015, the Company made contributions of approximately $44,000 and $34,000, respectively, to the 401(k) Plan.

In the U.K., the Company has adopted a defined contribution plan (the “UK Plan”) which qualifies under the rules established by HM Revenue & Customs. The UK Plan generally allows all U.K. employees to contribute a minimum of 3% of salary with no maximum limit. The Company contributes to the plan between 8% and 12% of the employee’s salary, depending upon seniority of the employee. The Company, at its discretion, may also contribute to an employee’s personal pension plan. The Company paid total contributions of approximately $48,000 and $144,000 during the years ended December 31, 2016 and 2015, respectively.

14.	Commitments and Contingent Liabilities

Lease

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit, which is classified as a current asset within the consolidated balance sheets. In connection with the Lexington lease, the Company recorded $61,377 as prepaid rent as of December 31, 2016, with $31,916 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which $38,731 is outstanding as of December 31, 2016, with $19,876 recorded as a non-current liability. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%.

In December 2016, the Company entered into a one-year lease of office space in Miami, Florida, under an operating lease with a commencement date of December 1, 2016, and a termination date of November 30, 2017. In addition, the Company had leased office space in London, U.K., through March 2015, at which point it terminated in accordance with the terms of the lease.

The Company’s contractual commitments under all non-cancelable operating leases as of December 31, 2016, are as follows:

As of December 31,	Total Operating Leases
2017	$119,704
2018	106,563
2019	8,908
Total minimum lease payments	$235,175

Rent expense is calculated on a straight-line basis over the term of the leases. Rent expense under the Company’s operating leases was $128,606 and $134,875 for the years ended December 31, 2016 and 2015, respectively.

15.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio (the “SynBio Loan”), an affiliate of the Company, of which $0 and $395,000 was outstanding as of December 31, 2016 and 2015, respectively. In connection with the APA, the Company made a series of payments during the first two quarters of 2016 totalling $323,640 to creditors of Kevelt. Pursuant to the APA, such payments are considered direct offsets to the loan with SynBio.

In December 2016, the Company entered into an agreement with SynBio, Pharmsynthez, and Kevelt which settled all amounts owed on the SynBio Loan, Kevelt services provided to Xenetic in connection with the XBIO-101 Phase 2 project, and the purchase of drug candidate supply from Kevelt sufficient to meet the needs of the XBIO-101 Phase 2 clinical trial. Pursuant to this agreement, the Company transferred $620,387 to the counter parties.

Shire has a share ownership of approximately 4.7% of the total issued common stock of the Company as of December 31, 2016 and was formerly a related party of the Company in 2015 with share ownership of approximately 8.0% of the total issued common stock of the Company. In December 2016, the Company earned a $3 million milestone payment from Shire related to the advancement of the Phase 1/2 clinical trial of SHP656.

The Company has entered into various research, development, license and supply agreements with Shire, SynBio, Serum and Pharmsynthez, each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes.

During the years ended December 31, 2016 and 2015, the Company received research and consulting services from a director of Pharmsynthez, a significant shareholder of the Company. The total amount of services received was $131,644 and $72,594 for the years ended December 31, 2016 and 2015, respectively, with $31,247 and $35,582 included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company also received consulting services from a firm owned by a non-employee director of the Company. The total amount of services received and paid was $4,000 for the year ended December 31, 2015. No such services were provided to the Company in 2016; as such, no amounts are included in accounts payable on the consolidated balance sheets as of December 31, 2016 and 2015.

Please refer to Note 4, Significant Strategic Drug Development Collaborations – Related Parties, Note 8, Hybrid Debt Instruments, and Note 11, Stockholder’s Equity, for details on arrangements with collaboration partners and non-employee directors that are also related parties.

16.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

XENETIC BIOSCIENCES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Valuation Allowance	Balance End of Period
2016	$(15,324,438)	(6,179,344)	–	$(21,503,782)
2015	$(13,773,409)	(1,551,029)	–	$(15,324,438)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation our management, including our Chief Executive Officer, concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, under the supervision and with the participation of our Chief Executive Officer who is also our principal financial officer, conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective based on the criteria set forth by COSO of the Treadway Commission in Internal Control — Integrated Framework.

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

Management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2017 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2017 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2017 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2017 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2017 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

(b)

Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 66, which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

Date: March 31, 2017	By:	/s/ MICHAEL SCOTT MAGUIRE
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 31st day of March, 2017.

Signature	Title(s)

/s/ MICHAEL SCOTT MAGUIRE	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Michael Scott Maguire

/s/ JEFFREY EISENBERG	Chief Operating Officer and Director
Jeffrey Eisenberg

/s/ FIRDAUS JAL DASTOOR FCS	Director
Firdaus Jal Dastoor FCS

/s/ ROMAN KNYAZEV	Director
Roman Knyazev

/s/ DARLENE DEPTULA-HICKS	Director
Darlene Deptula-Hicks

/s/ ROGER KORNBERG	Director
Roger Kornberg

/s/ EDWARD BENZ	Director
Edward Benz

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Scheme of Arrangement (court order)	8-K	01/29/2014	2.1
3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Bylaws	S-1	11/21/2011	3.2
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	S-1	10/27/2016	3.8
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
4.1	Form of Common Stock Certificate of the Registrant	S-1	07/14/2016	4.1
4.2	Xenetic Biosciences, Inc. Shareholder Voting Agreement dated October 26, 2016 between Xenetic Biosciences Inc. and SynBio, LLC	S-1	10/27/2016	4.2
4.3	SynBio LLC Warrant to Purchase Common Stock of Xenetic Bioscience, Incorporated	10-K	04/15/2015	10.2
4.4	Serum Institute of India Limited Warrant to Purchase Common Stock of Xenetic Bioscience, Incorporated	10-K	04/15/2015	10.03
4.5	Firdaus Jal Dastoor Warrant to Purchase Common Stock of Xenetic Bioscience, Incorporated	10K	04/15/2015	10.4
4.6	Form of Common Stock Purchase Warrant	8-K	11/16/2015	10.3
4.7	Form of Common Stock Purchase Warrant	8-K	11/16/2015	10.4
4.8	Form of Amended and Restated Common Stock Purchase Warrant	8-K	11/16/2015	10.6
4.9	Form of Common Stock Purchase Warrant	8-K	07/08/2016	10.3
4.10	Form of Common Stock Purchase Warrant	S-1/A	10/31/2016	10.53
4.11	Form of Ten Percent (10%) Senior Secured Convertible Promissory Note	8-K	11/16/2015	10.2
4.12	Form of Ten Percent (10%) Junior Secured Convertible Promissory Note – Due Deferral End Date	8-K	07/08/2016	10.2
4.13	Form of Amended and Restated Ten Percent (10%) Senior Secured Convertible Promissory Note	8K	11/16/2015	10.5
4.14	Registration Rights Agreement, dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.3
4.15	Form of First Amendment to Registration Rights Agreement	8-K	11/16/2015	10.8
10.1	Possible Offer for Xenetic Biosciences plc by General Sales & Leasing, Inc., dated October 21, 2013	8-K	10/21/2013	9.1
10.2	Recommended Acquisition of Xenetic Biosciences plc by General Sales & Leasing, Inc. including Scheme of Arrangement	8-K and 8-K/A	11/25/2013	9.1
10.3	Announcement of Recommended Offer by General Sales and Leasing, Inc. for shares of Xenetic Biosciences plc, dated November 12, 2013	8-K	11/25/2013	9.2
10.4	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations dated November 12, 2013 between General Sales Inc., Leasing, Inc., Oxbridge Technology Partners, SA, Shift It Media Company and General Aircraft, Inc.	10-K	11/27/2013	9.3
10.5†	Form of Rules of the Lipoxen plc Unapproved Share Option Plan dated July 18, 2000 (as amended by a resolution of the board of directors of Lipoxen plc passed on March 14, 2006)	10-K	04/15/2014	10.5
10.6†	Form of Xenetic Biosciences plc 2007 Share Option Scheme and US Addendum (as established in 2007 and by resolution of shareholders in 2010 and awarded by board resolution in 2012)	10-K	04/15/2014	10.6

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

10.7†	Form of Xenetic Biosciences, Inc. Equity Incentive Plan, effective January 23, 2014	10-K	04/15/2014	10.7
10.8	Master Clinical Research Services Agreement between Novotech Pty Limited and Xenetic Biosciences plc dated Feb. 6, 2013	10-K	04/15/2014	10.17
10.9†	Employment Agreement, dated November 3, 2009, between Lipoxen plc and M. Scott Maguire	10-K/A	02/18/2015	10.01
10.10	Form of Lease for Ledgemont Research Center, Lexington, Massachusetts dated August 1, 2013 between One Ledgemont LLC and Xenetic Bioscience, Inc.	10-K/A	02/18/2015	10.03
10.11	Stock Purchase Agreement, dated January 29, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.08
10.12	Stock Purchase Agreement Amendment No. 1, dated February 14, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.09
10.13	Exclusive Research, Development and License Agreement, dated August 15, 2005, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.10
10.14	Letter Agreement, dated December 11, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA, Baxter Healthcare Corporation and Serum Institute of India Limited	10-K/A	02/18/2015	10.11
10.15	Amendment to the Exclusive Research, Development and License Agreement, dated December 13, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.12
10.16	Second Amendment to the Exclusive Research, Development and License Agreement, dated May 28, 2009, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.13
10.17	Amendment Number Four to the Exclusive Research, Development and License Agreement, dated August 10, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.14
10.18	Amendment Number Five to the Exclusive Research, Development and License Agreement, dated September 15, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.15
10.19	Form of Sixth Amendment to the Exclusive Research, Development and License Agreement, dated January 29, 2014, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.16
10.20	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.21	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.22	Collaboration, Licence and Development Agreement, dated November 11, 2009, between Pharmasynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.23	Exclusive Patent and Know How Licence and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.24†	Employment Agreement, dated April 30, 2012, between Xenetic Bioscience, Inc. and Dr. Henry Hoppe IV.	10-K/A	02/18/2015	10.23
10.25	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.26	Securities Purchase Agreement, dated May 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.1

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

10.27	Security Agreement dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.4
10.28	Subsidiary Guarantee dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.5
10.29	Form of Assignment and Assumption Agreement	8-K	07/08/2015	10.7
10.30	Settlement Agreement, dated August 27, 2015, between Xenetic Biosciences (UK) Limited, Xenetic Biosciences, Inc., Lipoxen Technologies Limited and Colin Hill	8-K	09/02/2015	10.1
10.31	Form of Asset Purchase Agreement, dated as of November 13, 2015, by and among Xenetic Biosciences, Inc., Lipoxen Technologies, LTD, a U.K. corporation, AS Kevelt, an Estonian company and OJSC Pharmsynthez	8-K	11/16/2015	10.1
10.32	Form of First Amendment to Securities Purchase Agreement	8-K	11/16/2015	10.7
10.33	Form of First Amendment to Security Agreement	8-K	11/16/2015	10.9
10.34	Form of First Amendment to Subsidiary Guarantee	8-K	11/16/2015	10.10
10.35	Form of Transition, Services and Resupply Agreement by and among Xenetic Bioscience, Inc., AS Kevelt and OJSC Pharmsynthez	8-K	11/16/2015	10.11
10.36	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Roger D. Kornberg dated February 2016	8-K	02/29/2016	10.1
10.37†	Deferred Salary Security Agreement with Mr. Maguire	8-K	07/08/2016	10.1
10.38†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Jeffrey F. Eisenberg dated July 8, 2016	8-K	07/17/2016	10.1
10.39	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Dr. Edward J. Benz dated November 18, 2016	8-K	11/22/2016	10.1
10.40	Employment Agreement, dated December 1, 2016, between Xenetic Bioscience, Inc. and Jeffrey Eisenberg	8-K	12/6/2016	10.1
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
23.2	Consent of Ernst & Young LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract or arrangement.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

