Form 10-Q
period 2017-06-30
Xenetic Biosciences, Inc.
filed 2017-08-14
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

As of August 11, 2017, the number of outstanding shares of the registrant’s common stock was 8,717,541.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$2,331,950	$4,048,131
Restricted cash	66,510	66,510
Accounts receivable	–	3,000,000
Prepaid expenses and other	1,432,512	1,224,009
Total current assets	3,830,972	8,338,650

Property and equipment, net	37,610	42,366
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	43,380	66,342

Total assets	$16,438,469	$20,973,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,013,316	$1,006,903
Accrued expenses	920,313	838,888
Deferred revenue and other current liabilities	67,495	20,205
Total current liabilities	2,001,124	1,865,996

Deferred tax liability	2,918,518	2,918,518
Other liabilities	10,016	19,876

Total liabilities	4,929,658	4,804,390

Commitments and contingent liabilities (Note 10)

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 2,120,742 and 2,305,742 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,120	2,305
Series A, $0.001 par value: 970,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	970	970
Common stock, $0.001 par value; 45,454,546 shares authorized as of June 30, 2017 and December 31, 2016; 9,041,426 and 8,731,029 shares issued as of June 30, 2017 and December 31, 2016, respectively; 8,717,541 and 8,407,144 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	9,040	8,730
Additional paid in capital	164,646,683	163,522,921
Accumulated deficit	(148,122,556)	(142,338,005)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	11,508,811	16,169,475

Total liabilities and stockholders' equity	$16,438,469	$20,973,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Operating costs and expenses:
Cost of research and development revenue	$(59,091)	$–	$(59,091)	$–
Research and development	(873,837)	(2,205,213)	(2,094,981)	(2,634,494)
In-process research and development expense	–	(39,500,000)	–	(39,500,000)
General and administrative	(1,970,471)	(1,557,677)	(3,605,004)	(2,980,043)
Loss from operations	(2,903,399)	(43,262,890)	(5,759,076)	(45,114,537)

Other non-operating income (expense):
Change in fair value of derivative liability	–	1,769,275	–	1,905,289
Loss on issuance of hybrid debt instruments	–	–	–	(1,584,218)
Loss on conversion of debt	–	(6,187,337)	–	(6,187,337)
Other income (expense)	(25,276)	12,863	(34,632)	(13,551)
Interest income	10,201	13	10,201	27
Interest expense	(456)	(103,086)	(1,044)	(348,470)
Total other non-operating expense	(15,531)	(4,508,272)	(25,475)	(6,228,260)

Net loss	$(2,918,930)	$(47,771,162)	$(5,784,551)	$(51,342,797)

Basic and diluted loss per share	$(0.34)	$(6.12)	$(0.67)	$(8.28)

Weighted-average shares of common stock outstanding, basic and diluted	8,706,387	7,804,187	8,613,127	6,197,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,784,551)	$(51,342,797)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development expense	–	39,500,000
Depreciation	14,020	18,164
Amortization of hybrid debt instrument discount	–	204,003
Non-cash interest expense	–	142,929
Share-based payments	1,225,490	791,831
Warrant expense for services	(95,906)	1,118,642
Vendor share-based payments	60,280	107,790
Change in fair value of derivative liability	–	(1,905,289)
Loss on issuance of hybrid debt instruments	–	1,584,218
Loss on conversion of debt	–	6,187,337
Changes in operating assets and liabilities:
Accounts receivable	3,000,000	–
Prepaid expenses and other assets	(185,541)	36,990
Accounts payable, accrued expenses and other liabilities	59,291	421,823
Net cash used in operating activities	(1,706,917)	(3,134,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,264)	(14,613)
Net cash used in investing activities	(9,264)	(14,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	–	3,500,000
Payments on loan from related party	–	(242,471)
Net cash provided by financing activities	–	3,257,529

Net change in cash, excluding restricted cash	(1,716,181)	108,557
Cash at beginning of period	4,048,131	132,229

Cash at end of period	$2,331,950	$240,786

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,100	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debt paid in common stock	$–	$6,500,000
Interest paid in common stock	$–	$227,829
Issuance of warrants in connection with debt	$–	$1,701,214
Recording of derivative liability in connection with debt	$–	$3,346,423
Reclassification of common shares issuable to accounts payable	$65,977	$–
Conversion of Series B preferred stock to common stock	$185	$–
Issuance of common stock for promissory note converted in 2016	$125	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company)” incorporated in the state of Nevada and based in Lexington, Massachusetts, is a biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel orphan oncology therapeutics. Xenetic’s proprietary drug development platforms include PolyXenTM, which enables next-generation biologic drugs by improving their half-life and other pharmacological properties. The Company incorporates its patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical collaborators in order to create what it believes will be next-generation biologic drugs and therapeutics. Xenetic’s lead investigational product candidates include oncology therapeutic XBIO-101 (sodium cridanimod) for the treatment of progesterone resistant endometrial cancer (“EC”), and a polysialylated form of erythropoietin for the treatment of anemia in pre-dialysis patients with chronic kidney disease.

Going Concern and Management’s Plan

The Company incurred a net loss of approximately $5.8 million for the six months ended June 30, 2017, and had an accumulated deficit of $148.1 million as of June 30, 2017. The Company’s working capital was approximately $1.8 million as of June 30, 2017, and $6.5 million as of December 31, 2016. The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue pursuit of its business plan and continue as a going concern.

The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, it has not secured any commitment for new financing at this time. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond its control.

While these condensed consolidated financial statements have been prepared on a going concern basis, if the Company does not successfully raise additional working capital, there can be no assurance that the Company will be able to continue its operations, and these conditions raise substantial doubt about its ability to continue as a going concern. Under such circumstances, the Company would have to further reduce the planned scale of, or possibly suspend, some or all of its pre-clinical development initiatives and clinical trials. In addition, the Company would have to continue to reduce its general and administrative and other operating expenses and delay or cease the purchase of clinical research services if and until the Company is able to obtain additional financing. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 and amended on May 1, 2017.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period presentation, including vendor share-based payments of $0.1 million in the statements of cash flows. Such reclassifications do not materially impact previously reported net losses, total assets, liabilities or stockholders’ equity.

Principles of Consolidation

The financial statements of the Company include the accounts of Xenetic Biosciences (UK) Limited and its wholly owned subsidiaries: Lipoxen Technologies Limited, Xenetic Bioscience, Incorporated, and SymbioTec GmbH (“SymbioTec”). All material intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the Company's financial statements or related disclosures as:

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

3.	Significant Strategic Collaborations – Related Parties

The Company has entered into various research, development, license and supply agreements with the Company’s controlling stockholder PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), which is a wholly owned subsidiary of Pharmsynthez, Serum Institute of India (“Serum Institute”) and Shire plc (“Shire”). The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2017. No amounts were recognized as revenue related to these agreements during the six months ended June 30, 2017 or 2016.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2017	December 31, 2016
Laboratory equipment	$264,583	$264,583
Office and computer equipment	46,634	37,370
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment – at cost	358,321	349,057
Less accumulated depreciation	(320,711)	(306,691)
Property and equipment – net	$37,610	$42,366

Depreciation expense was approximately $6,000 and $9,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $14,000 and $18,000 for the six months ended June 30, 2017 and 2016, respectively.

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

On November 13, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with Pharmsynthez and AS Kevelt (“Kevelt”) providing for the issuance of a minimum of a $3.5 million, 10% Senior Secured Collateralized Convertible Promissory Note (the “Initial APA Note”) and the transfer to the Company of certain intellectual property rights with respect to XBIO-101 in exchange for, among other things, 3,378,788 shares of our common stock. The APA also provided for the issuance of certain warrants covering up to half the amount of the Initial APA Note to purchase shares of common stock at the Exercise Price. During the six month period ended June 30, 2016, the Company issued $3.5 million of convertible debt as well as the associated warrants, both in connection with the Initial APA Note. The convertible debt and its embedded debt-like features were recorded within current liabilities as a hybrid debt instruments. A $1.6 million loss was recorded upon the issuance of hybrid debt instruments. In addition, a $1.9 million gain was recorded during the six months ended June 30, 2016, reflecting the change in fair value of the hybrid debt instruments during the period.

On April 22, 2016, Pharmsynthez converted all of the convertible notes issued by the Company to Pharmsynthez in the principal amount of $6.5 million plus accrued interest of approximately $0.2 million, resulting in a $6.2 million loss. The conversion rate was $4.95 per share. As such, the Company issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. Following the settlement of these instruments, no hybrid debt instruments were outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

There were no financial instruments classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2017. For the six months ended June 30, 2016, the following table provides a summary of the changes in fair value of the compound derivative measured at fair value on a recurring basis using significant unobservable inputs.

Balance as of January 1, 2016	$3,544,222
Issuances of compound derivative instrument	3,346,423
Change in fair value of compound derivative instrument	(1,905,289)
Settlement of derivative instrument through conversion of debt host	(4,985,356)
Balance as of June 30, 2016	$–

7.	Stockholders’ Equity

Common Stock

During the six months ended June 30, 2017, 185,000 shares of Series B preferred stock were converted into 185,000 shares of common stock.

In connection with the Company’s underwritten public offering in November 2016 and pursuant to the terms of the APA, a $500,000 10% convertible promissory note issued to our controlling stockholder, Pharmsynthez, in July 2016 automatically converted into shares of common stock in March 2017. The associated 125,397 shares issued to Pharmsynthez represent both owed principal and accrued interest.

On April 29, 2016, the Company closed the APA with an effective date of April 27, 2016, acquiring in-process research and development (“IPR&D”) related to certain intellectual property rights with respect to the immunomodulator product XBIO-101 (formerly known as Virexxa) held by Kevelt, which included the grant of the worldwide right to develop, market and license XBIO-101 for certain uses. In connection with the closing of the APA, the Company issued 3,378,788 shares of its common stock to Pharmsynthez. As there was no alternative use for the IPR&D, the Company recognized $39.5 million of expense based on the fair value of intellectual property received, which was determined to be more reliably measured than the related equity consideration.

Warrants

In connection with the Company’s issuance of the Initial APA Note in March 2016, the Company issued a warrant to purchase 353,540 shares of common stock at the Exercise Price (the “Initial APA Warrant”). The Initial APA Warrant has a five-year term and is exercisable commencing March 31, 2016. The fair value of the warrant was calculated using the Black-Scholes option pricing model. The key valuation assumptions used consist of the Company’s stock price, a risk-free rate of 1.42% and an expected volatility of 135%.

As of June 30, 2017 and December 31, 2016, there were warrants to purchase an aggregate of 3,522,225 shares of common stock at a weighted average exercise price of $4.30 outstanding, which had been issued in connection with debt and equity financing arrangements.

8.	Share-Based Compensation

Total share-based compensation related to stock options, common stock awards, and non-financing warrants was $0.5 million and $1.7 million during the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$12,246	$1,427,691	$121,779	$1,234,240
Administrative expenses	511,622	304,112	1,068,085	784,023
	$523,868	$1,731,803	$1,189,864	$2,018,263

Employee Stock Options

During the six months ended June 30, 2017, the Company granted 350,000 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk-free rate of 0.19% and an expected volatility of approximately 110%. During the six months ended June 30, 2016, the Company granted 12,122 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk-free rate of 0.54% and an expected volatility of 123%. During the six months ended June 30, 2017 and 2016, the Company extended the exercise expiration date of certain former employee stock option awards resulting in a change in incremental value of approximately $4,000 and $24,000, respectively, which was charged to administrative expense. The Company recognized a total of $0.5 million and $0.3 million of compensation expense related to employee stock options during the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $0.8 million during the six months ended June 30, 2017 and 2016, respectively.

Non-Employee Stock Options

No non-employee stock options were granted and no non-employee stock options were exercised during the six months ended June 30, 2017 or 2016. The Company recognized approximately $30,000 and $70,000 of compensation expense related to non-employee stock options during the three and six months ended June 30, 2017, respectively, and approximately $3,000 during both the three and six months ended June 30, 2016, respectively.

Common Stock Awards

During the three months ended June 30, 2017 and 2016, the Company agreed to grant 7,235 and 9,581 common stock awards, respectively, and 12,710 and 11,939 common stock awards during the six months ended June 30, 2017 and 2016, respectively, based on the value of the services provided and the average stock price during each respective quarter. As all services were rendered in each respective quarter, approximately $30,000 and $50,000 of compensation expense related to common stock awards was recognized during the three month periods ended June 30, 2017 and 2016, respectively, and approximately $60,000 and $0.1 million during the six months ended June 30, 2017 and 2016, respectively. The common stock awards were not issued as of June 30, 2017.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of June 30, 2017 and December 31, 2016, warrants to purchase 646,249 shares of common stock were outstanding. The fair value of these warrants were determined at each issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. The Company recognized a gain of approximately $80,000 and expense of $1.4 million related to collaboration and consulting warrants during the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized a gain of $0.1 million and expense of $1.1 million, respectively, related to collaboration and consulting warrants.

No warrants have been issued in the first six months of 2017. During the first six months of 2016, warrants to purchase 212,222 shares of common stock were issued.

9.	Income Taxes

During the six months ended June 30, 2017 and 2016, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $23.2 million and $21.5 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, and December 31, 2016, the net deferred tax liability of $2.9 million on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the Company’s January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of June 30, 2017 and December 31, 2016, the Company did not record any unrecognized tax positions.

10.	Commitments and Contingencies

Leases

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. In connection with this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit. In addition, the Company recorded approximately $50,000 as prepaid rent as of June 30, 2017, with approximately $20,000 recorded as a non-current asset. The Company also incurred a liability of approximately $90,000 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which approximately $30,000 is outstanding as of June 30, 2017, with approximately $10,000 recorded as a non-current liability, respectively. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%. In addition, in January 2017, the Company leased office space in Miami, Florida requiring a total of approximately $6,000 in payments through the lease termination date in December 2017.

11.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with its controlling stockholder, Pharmsynthez (as well as SynBio, a wholly owned subsidiary of Pharmsynthez), and Serum Institute, each a related party whose relationship and ownership has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the years ended December 31, 2016 filed with the SEC on March 31, 2017, as amended on May 1, 2017.

12.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as noted below.

On August 27, 2015, Eurogentec S.A. (“EGT”), a former supplier of the Company, brought an action against the Company in the Commercial Court of the Canton of Zurich Switzerland (the “Court”) alleging nonpayment of invoices for services provided by EGT. The Company requested dismissal of the claim based on the argument that EGT knew, or should have known, that the services provided by EGT should not have been performed or had not been properly performed. On July 12, 2017, the Court rendered a decision in favor of EGT ordering the Company to pay approximately $0.7 million to EGT, representing all amounts that EGT alleged were owed by the Company, plus interest and court and legal fees.

The Company had previously recorded $0.6 million related to this contract when the relevant costs were incurred. As a result of this ruling, the Company has accrued an additional $0.1 million related to interest and fees associated with the ruling. The Company intends to defend this action vigorously.

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

Some factors that could cause actual results to differ materially include without limitation:

•	our need to raise additional working capital for the purpose of further developing our various drug candidates and to continue as a going concern;
•	our ability to finance our business;
•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	product development and commercialization risks;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002; and
•	other new lines of business that the Company may enter in the future.

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

Our lead drug candidate, XBIO-101 (sodium cridanimod), is a small-molecule immunomodulator and interferon inducer, which, in preliminary studies, has been shown to increase progesterone receptor (“PrR”) expression in endometrial tissue. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States, including Russia. XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative (“PrR-”) endometrial cancer in conjunction with progesterone therapy. Patient enrollment for the Phase 2 trial for XBIO-101 commenced in June 2017.

•	The primary objective of the open-label, multi-center, single-arm, two-period Phase 2 study is to assess the antitumor activity of XBIO-101 in conjunction with progestin therapy as measured by Overall Disease Control Rate in women with recurrent or persistent endometrial carcinoma not amenable to surgical treatment or radiotherapy who have either failed progestin monotherapy or who have been identified as PrR-. Secondary objectives include assessments of efficacy and safety/tolerability parameters.
•	The study is expected to enroll a total of 72 women with recurrent or persistent endometrial cancer not amenable to surgical treatment or radiotherapy but suitable to be treated with progestins. All subjects determined to be PrR- at screening, as well as those subjects who experience disease progression after at least 4 weeks of progestin monotherapy, will receive XBIO-101 in combination with continued progestin treatment. Subjects will receive treatment until disease progression as defined according to RECIST 1.1 criteria.

Our lead proprietary technology is PolyXen™, an enabling platform technology designed for protein or peptide therapeutics. It uses the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. PolyXen has been demonstrated in human clinical trials to confer extended half-life to biotherapeutics such as recombinant human erythropoietin and recombinant Factor VIII (“rFVIII”). We believe this technology may be used in a variety of drug candidates to enhance the properties of the therapeutic, potentially providing advantages over competing products.

Recent Developments

In May 2017, we announced that our strategic collaborator, Shire, had terminated further development of SHP656, its polysialylated rFVIII drug candidate being developed using our proprietary PolyXen technology. While Shire’s Phase 1/2 trial demonstrated SHP656’s efficacy and pharmacokinetic data commensurate with the profile of an extended half-life rFVIII product, the pre-defined once-weekly dosing criterion set forth in the research, development, license and supply agreement was not met. Furthermore, to our knowledge, there were no drug-related adverse events, serious adverse events, or rFVIII inhibitors reported to date. Though the trial’s pre-defined once-weekly dosing criterion was not met, we intend to explore the potential for future collaborations with Shire.

We are also developing a broad pipeline of clinical candidates for next-generation biologics and novel oncology therapeutics in a number of orphan disease indications. Though we hold a broad patent portfolio, the current focus of our internal development efforts is currently limited to research and development of our lead product candidate XBIO-101 and lead proprietary technology PolyXen because of capital constraints.

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

There has been no material change to our critical accounting estimates since those critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, as amended on May 1, 2017.

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2017 and 2016

The comparison of our historical results of operations for the three months ended June 30, 2017 to the three months ended June 30, 2016 is as follows:

Description	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Increase (Decrease)	Percentage Change
Cost of research and development revenue	$(59,091)	$–	$59,091	100.0
Research and development expenses	(873,837)	(2,205,213)	(1,331,376)	(60.4)
IPR&D expense	–	(39,500,000)	(39,500,000)	(100.0)
General and administrative expenses	(1,970,471)	(1,557,677)	412,794	26.5
Loss from operations	(2,903,399)	(43,262,890)	(40,359,491)	(93.3)
Other non-operating income (expense):
Change in fair value of derivative liability	–	1,769,275	1,769,275	100.0
Loss on conversion of debt	–	(6,187,337)	(6,187,337)	(100.0)
Other income (expense)	(25,276)	12,863	38,139	296.5
Interest income	10,201	13	(10,188)	(78,369.2)
Interest expense	(456)	(103,086)	(102,630)	(99.6)

Net loss	$(2,918,930)	$(47,771,162)	$(44,852,232)	(93.9)

Cost of Research and Development Revenue

Cost of research and development revenue represents costs related to funded research and development programs conducted on behalf of third parties in 2017. Costs are expensed as incurred. There were no such third party programs in 2016.

Research and Development Expenses

Overall, corporate research and development (“R&D”) expenses for the quarter ended June 30, 2017 decreased by $40.8 million primarily due to the decrease of in-process R&D (“IPR&D”) expense of $39.5 million. During the quarter ended June 30, 2016, we expensed $39.5 million of IPR&D associated with the closing of our asset acquisition of Kevelt. There was no similar expense in the quarter ended June 30, 2017. Excluding the effects of the write-off of the IPR&D, R&D expenses decreased $1.3 million, or 60.4% to $0.9 million from $2.2 million in the comparable quarter in 2016. The table below sets forth the R&D costs incurred by us, by category of expense, for the three months ended June 30, 2017 and 2016:

	Three Months Ended,
Category of Expense	June 30, 2017	June 30, 2016
IPR&D expense	$–	$39,500,000
Outside services and contract research organizations	642,906	563,233
Salaries and wages	132,290	120,233
Share-based compensation expense	12,245	1,427,691
Other	86,396	94,056
Total research and development expense	$873,837	$41,705,213

The decrease in R&D expenses exclusive of the IPR&D charge was primarily due to a decrease in share-based compensation expense of $1.4 million related to warrants issued to Serum Institute in 2016. Ongoing R&D costs associated with the XBIO-101 program were slightly higher in 2017 compared to 2016 primarily due to the initiation of XBIO-101 phase 2 clinical trial.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.4 million or 26.5% for the three months ended June 30, 2017, to $2.0 million from $1.6 million in the comparable quarter in 2016. The most significant drivers of the change were related to increases in personnel costs including salary, share-based compensation and travel as we hired our Chief Operating Officer in December 2016 and our Chief Financial Officer in April 2017. In addition, we accrued an additional $0.1 million related to litigation and increased our investor and public relations outreach following our underwritten public offering in November 2016.

Hybrid Debt Instruments

During the three months ended June 30, 2016, we recorded a net charge of approximately $4.4 million associated with hybrid debt instruments including a $6.2 million loss on conversion of debt offset by a $1.8 million gain from changes in derivative fair value during the quarter as well as the interest expense associated with the instruments. All hybrid debt instruments were settled in 2016 and none were issued or outstanding in 2017.

On April 22, 2016, Pharmsynthez converted all of the convertible notes of our Company in the principal amount of $6.5 million plus accrued interest of approximately $0.2 million, issued by us to Pharmsynthez resulting in a $6.2 million loss. The conversion rate was $4.95 per share. As such, we issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. Following the settlement of these instruments there were no hybrid debt instruments outstanding as of June 30, 2017 and December 31, 2016, respectively.

Other Income (Expense)

Other income (expense) increased approximately $38,000, or 296.5% from approximately $13,000 of income for the three months ended June 30, 2016 to an approximate $25,000 expense for the three months ended June 30, 2017. This increase is primarily related to changes in foreign currency exchange rates between the periods.

Interest Expense

Interest expense decreased by approximately $0.1 million, or 100%, to approximately $1,000 for the three months ended June 30, 2017. The decrease is due to the settlement of all outstanding debt in connection with our underwritten public offering in November 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

The comparison of our historical results of operations for the six months ended June 30, 2017 to the six months ended June 30, 2016 is as follows:

Description	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Increase (Decrease)	Percentage Change
Cost of research and development revenue	$(59,091)	$–	$59,091	100.0
Research and development expenses	(2,094,981)	(2,634,494)	(539,513)	(20.5)
IPR&D expense	–	(39,500,000)	(39,500,000)	(100.0)
General and administrative expenses	(3,605,004)	(2,980,043)	624,961	21.0
Loss from operations	(5,759,076)	(45,114,537)	(39,355,461)	(87.2)
Other non-operating income (expense):
Change in fair value of derivative liability	–	1,905,289	1,905,289	100.0
Loss on issuance of hybrid debt instruments	–	(1,584,218)	(1,584,218)	(100.0)
Loss on conversion of debt	–	(6,187,337)	(6,187,337)	(100.0)
Other income (expense)	(34,632)	(13,551)	21,081	155.6
Interest income	10,201	27	(10,174)	(37,681.5)
Interest expense	(1,044)	(348,470)	(347,426)	(99.7)

Net loss	$(5,784,551)	$(51,342,797)	$(45,558,246)	(88.7)

Cost of Research and Development Revenue

Cost of research and development revenue represents costs related to funded research and development programs conducted on behalf of third parties in 2017. Costs are expensed as incurred. There were no such third party programs in 2016.

Research and Development Expenses

Overall, corporate R&D expenses for the six months ended June 30, 2017 decreased by $40.0 million primarily due to the decrease of IPR&D expense of $39.5 million. During the six months ended June 30, 2016, we expensed $39.5 million of IPR&D associated with the closing of our asset acquisition of Kevelt. There was no similar expense in 2017. Excluding the effects of the IPR&D expense, R&D expenses decreased $0.5 million, or 20.5% to $2.1 million from $2.6 million in the comparable period in 2016. The table below sets forth the R&D costs incurred by us, by category of expense, for the six months ended June 30, 2017 and 2016:

	Six Months Ended,
Category of Expense	June 30, 2017	June 30, 2016
IPR&D expense	$–	$39,500,000
Outside services and contract research organizations	1,481,321	986,750
Salaries and wages	320,275	248,792
Share-based compensation expense	121,779	1,234,240
Other	171,606	164,712
Total research and development expense	$2,094,981	$42,134,494

The decrease in R&D expenses exclusive of the IPR&D charge was primarily due to the decrease in share-based compensation expense of $1.1 million related to warrants issued to Serum Institute in 2016. Ongoing R&D costs associated with the XBIO-101 program were substantially higher in 2017 compared to 2016 primarily due to the initiation of XBIO-101 phase 2 clinical trial. In addition, salaries and wages increased due to the hiring of our Chief Scientific Officer on January 1, 2017.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.6 million or 21.0% for the six months ended June 30, 2017 to $3.6 million from $3.0 million in the comparable period in 2016. The most significant drivers of the change were related to increases in personnel costs including salary, share-based compensation and travel as we hired our Chief Operating Officer in December 2016 and our Chief Financial Officer in April 2017.

Hybrid Debt Instruments

During the six months ended June 30, 2016, we recorded a net gain of approximately $0.3 million associated with hybrid debt instruments representing a $1.6 million loss on issuance and a $1.9 million gain from changes in derivative fair value as well as the interest expense associated with the instruments.

On April 22, 2016, Pharmsynthez converted all of the convertible notes of our Company in the principal amount of $6.5 million plus accrued interest of approximately $0.2 million, issued by us to Pharmsynthez resulting in a $6.2 million loss. The conversion rate was $4.95 per share. As such, we issued to Pharmsynthez 1,373,036 shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. Following the settlement of these instruments, there were no hybrid debt instruments outstanding as of June 30, 2017 and December 31, 2016, respectively.

Other Income (Expense)

Other expense increased approximately $21,000, or 155.6% to an approximate $35,000 expense for the six months ended June 30, 2017. This increase is primarily related to changes in foreign currency exchange rates between the periods.

Interest Expense

Interest expense decreased by approximately $0.3 million, or 99.7%, to approximately $1,000 for the six months ended June 30, 2017. The decrease is due to the settlement of all outstanding debt in connection with our underwritten public offering in November 2016.

Liquidity and Capital Resources

We incurred a net loss of approximately $5.8 million for the six months ended June 30, 2017, and had an accumulated deficit of $148.1 million at June 30, 2017. Working capital was approximately $1.8 million and $6.5 million at June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017, our working capital decreased by $4.7 million due primarily to outflows for general operating costs and costs related to the initiation of our XBIO-101 phase 2 clinical trial. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue our pursuit of our business plan and continue as a going concern.

Our principal source of liquidity consists of cash. At June 30, 2017, we had approximately $2.3 million in cash and $1.9 million in accounts payable and accrued expenses. At December 31, 2016, we had approximately $4.0 million in cash and $1.8 million in accounts payable and accrued expenses.

We have historically relied upon sales of our equity securities to fund our operations. Since 2005, we have raised approximately $60.0 million in proceeds from offerings of our common and preferred stock, including net proceeds of approximately $9.0 million from our underwritten public offering in November 2016. We have also received approximately $13.0 million from revenue producing activities from 2005 through June 30, 2017, including a $3.0 million milestone payment from Shire recognized in the fourth quarter of 2016 and received in January 2017. More than 90% of the milestone revenue received to date has been from a single collaborator, Shire. We expect the majority of our funding through equity or equity-linked instruments, debt financings and/or licensing agreements to continue as a trend for the foreseeable future.

We estimate that our existing resources will only be able to fund our planned operations, existing obligations and contractual commitments through the latter part of the third quarter of 2017. This projection is based on our current expectations regarding projected staffing expenses, working capital requirements, capital expenditure plans and anticipated revenues. Given our current working capital constraints, we have attempted to minimize cash commitments and expenditures for external research and development and general and administrative services to the greatest extent practicable. We will need to raise additional working capital in the very near term in order to fund our future operations.

We have no committed sources of additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time. The terms, timing and extent of any future financing will depend upon several factors including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements and factors related to financial, economic and market conditions, many of which are beyond our control.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2017 totaled approximately $1.7 million, which was primarily due to our $5.8 million loss for the period offset by non-cash charges of $1.2 million. This net use of cash was substantially offset by the receipt of the $3.0 million clinical milestone payment from Shire in January 2017.

Cash flows used in operating activities for the six months ended June 30, 2016 totaled approximately $3.1 million, which includes a net loss of $51.3 million offset by $48.2 million in non-cash charges related to the XBIO-101 asset acquisition, which was immediately expensed ($39.5 million), as well as the hybrid debt instrument ($6.2 million including issuance loss, interest, amortization, change in fair value, and loss on extinguishment upon conversion of the debt host). In addition, we recognized a net non-cash charge of approximately $2.0 million for share-based compensation and warrants.

Cash Flows from Investing Activities

For the six months ended June 30, 2017 and 2016, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

For the six months ended June 30, 2017, there were no significant cash sources or uses from financing activities. During the six months ended June 30, 2016, we received $3.5 million in proceeds from issuance of $3.5 million 10% convertible secured promissory notes in connection with the APA that was partially offset by $0.2 million of payments on a loan from a related party.

Contractual Obligations and Commitments

As of June 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017, as amended on May 1, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017, as amended on May 1, 2017 for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The results of these evaluations form the basis for making judgments about the carrying values of the assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, as amended on May 1, 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation our management, including our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations, including litigation related to employment matters. See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent legal proceedings.

ITEM 1A – RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, as amended on May 1, 2017.

Our independent registered public accounting firm and the Company have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. As described in the notes to the condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at June 30, 2017 of $148.1 million. These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, we issued 65,000 shares of common stock upon the conversion of 65,000 shares of Series B Preferred Stock. This issuance was made by us pursuant to an exemption from registration provided by Section 3(a)(9) of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-178082) filed with the SEC on November 21, 2011).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 12, 2013).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 27, 2013).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.2 to the Registrant' s Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on September 30, 2015.
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37937) filed with the SEC on February 27, 2017).
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.8 of the Registrant's Registration Statement on Form S-1/A (File No. 333-211249) filed with the SEC on October 27, 2016).
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to Exhibit 3.9 of the Registrant's Registration Statement on Form S-1/A (File No. 333-211249) filed with the SEC on October 31, 2016).
10.1*+	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.2+	Employment Agreement, effective April 3, 2017, by and between the Registrant and James F Parslow (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001- 37937) filed with the SEC on April 4, 2017).
10.3+	Inducement Award Agreement, dated April 3, 2017, by and between the Registrant and James F Parslow (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001- 37937) filed with the SEC on April 4, 2017).
31.1*	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Michael Scott Maguire, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

August 14, 2017	By:	/S/ Michael Scott Maguire
Michael Scott Maguire
Chief Executive Officer and President (Principal Executive Officer)

August 14, 2017	By:	/S/ James Parslow
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-178082) filed with the SEC on November 21, 2011).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 12, 2013).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 27, 2013).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.2 to the Registrant' s Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on September 30, 2015.
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37937) filed with the SEC on February 27, 2017).
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.8 of the Registrant's Registration Statement on Form S-1/A (File No. 333-211249) filed with the SEC on October 27, 2016).
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to Exhibit 3.9 of the Registrant's Registration Statement on Form S-1/A (File No. 333-211249) filed with the SEC on October 31, 2016).
10.1*+	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.
10.2+	Employment Agreement, effective April 3, 2017, by and between the Registrant and James F Parslow (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001- 37937) filed with the SEC on April 4, 2017).
10.3+	Inducement Award Agreement, dated April 3, 2017, by and between the Registrant and James F Parslow (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001- 37937) filed with the SEC on April 4, 2017).
31.1*	Certification of Michael Scott Maguire, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Michael Scott Maguire, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing
+	Indicates management contract or compensatory plan.

