Form 10-K
period 2017-12-31
Xenetic Biosciences, Inc.
filed 2018-03-30
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2017

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017, based upon the closing price of the registrant’s common stock on the NASDAQ Capital Market on that date of $2.76, was approximately $9,047,647. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 16, 2018, the number of outstanding shares of the registrant’s common stock was 8,717,541.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement or information statement for its 2017 Annual Meeting of Stockholders. The registrant intends to file a definitive proxy statement or information statement with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2017.

XENETIC BIOSCIENCES, INC.

2017 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the development of our proposed drug candidate; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates.

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

Such factors include, among others, the following factors that could cause actual results to differ materially include without limitation:

•	our need to raise additional working capital for the purpose of further developing our primary drug candidate and to continue as a going concern;

•	our ability to finance our business;

•	our ability to successfully commercialize our current and future drug candidates;

•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;

•	the impact of new technologies on our drug candidates and our competition;

•	changes in laws or regulations of governmental agencies;

•	interruptions or cancellation of existing contracts;

•	impact of competitive products and pricing;

•	product demand and market acceptance and risks;

•	the presence of competitors with greater financial resources;

•	product development and commercialization risks;

•	continued availability of supplies or materials used in manufacturing at the current prices;

•	the ability of management to execute plans and motivate personnel in the execution of those plans;

•	our ability to attract and retain key personnel;

•	adverse publicity related to our products or the Company itself;

•	adverse claims relating to our intellectual property;

•	the adoption of new, or changes in, accounting principles;

•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•	other new lines of business that the Company may enter in the future; and

•	other factors set forth in the "Risk Factors" section of this Annual Report on Form 10-K and in subsequent filings we make with the Securities and Exchange Commission.

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

Our brand and product names, including but not limited to Virexxa®, OncoHist™, PolyXen™, ErepoXen™, ImuXen™, and PulmoXen™. contained in this Annual Report are trademarks, registered trademarks or service marks of Xenetic Biosciences, Inc. and/or its subsidiaries in the United States of America (“USA” or “U.S.”) and certain other countries. All other company and product names may be trademarks of the respective companies with which they are associated.

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel oncology therapeutics. Our lead investigational product candidate is oncology therapeutic XBIO-101 (‘sodium cridanimod’) for the treatment of progestin - resistant endometrial cancer. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States (“CIS”), including Russia. XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative (“PrR-”) endometrial cancer in conjunction with progesterone therapy. We are currently conducting a Phase 2 trial for XBIO-101, with the first patient dosed in October 2017, and expect to generate preliminary data from this trial before the end of 2018.

We have an extensive patent portfolio of over 170 issued patents and over 40 pending patent applications in the United States and worldwide, covering various aspects of our PolyXen™ platform technology and advanced polymer conjugate technologies, as well as our proprietary biologic drugs and novel oncology drug candidates. We believe our portfolio positions us well for strategic partnership and commercialization opportunities. Our objective is to maximize opportunities to out-license assets from our portfolio in order to generate working capital to both build long-term stockholder value and provide us with the funding necessary for clinical development of our oncology drug candidates through market launch.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical industry collaborators to create what we believe will be next-generation biologic drugs with improved pharmacological properties over existing therapeutics. While we primarily focus on researching and developing oncology drugs, we also have significant interests in drugs being developed by our collaborators to treat other conditions.

Our lead proprietary technology is PolyXen, an enabling platform technology which can be applied to protein or peptide therapeutics. PolyXen employs the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. PolyXen has been demonstrated in human clinical trials to confer prolonged half-life on biotherapeutics such as recombinant human erythropoietin (“rhEPO”) and recombinant Factor VIII (“rFVIII”). We believe this technology may be applied to a variety of drug candidates to enhance the properties of the therapeutic, potentially providing advantages over competing products.

Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we commit significant resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the FDA nor in any other territories by any applicable agencies. Although we hold a broad patent portfolio, because of capital constraints the focus of our internal development efforts is currently limited to research and development of our lead product candidate XBIO-101.

We were incorporated under the laws of the State of Nevada in August 2011. We, directly or indirectly, through our wholly-owned subsidiary, Xenetic U.K., and its wholly-owned subsidiaries, Lipoxen, Xenetic Technologies, Inc. and SymbioTec, GmbH, own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to Virexxa®, OncoHist™, PolyXen™, ErepoXen™, ImuXen™, and PulmoXen™.

Our Strategy

Our strategy is to develop oncology drug candidates through regulatory approval and commercialization, and to pursue a continuous and ongoing out-licensing effort for our PolyXen platform technology to drive incremental shareholder value and generate working capital to assist in providing the funding required to support our drug development efforts.

We intend to pursue orphan drug designations for relevant oncology indications as appropriate in both the U.S. and Europe. If our orphan oncology drug candidates are granted orphan drug designation, then we may benefit from certain key advantages of orphan status including market exclusivity.

We intend to advance our PolyXen platform technology by entering into collaborative out-license arrangements with global pharmaceutical companies who could apply the necessary resources for advancing drug candidates through to worldwide commercialization, or by entering into arrangements with other partners that would in-license our technology on a restrictive-market basis. The latter arrangement would provide support in the form of access to partner-generated clinical data which is informative when contemplating potential monetization of our proprietary technology in larger markets.

We intend to advance development of our drug candidates through a combination of our own in-house research and the use of contract manufacturing and contract research organizations in order to efficiently manage our resources. Continuous pipeline growth and advancement of out-licensed drug candidates is dependent, in part, on our ability to raise sufficient capital and to advance our existing co-development collaborations and strategic arrangements as well as enter into new such arrangements.

Recent Developments

Termination by Shire plc of further development of SHP656

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

$7.5 Million Sublicense Payment from Shire plc for certain patents related to our PolyXen technology

In October 2017, we entered into a Right to Sublicense Agreement (the “Sublicense Agreement”) with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively, with their affiliates, “Baxalta”), wholly-owned subsidiaries of Shire. Pursuant to the Sublicense Agreement, we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents related to our PolyXen technology that were previously exclusively licensed to Baxalta pursuant to an agreement between us and Baxalta (the “Licensed Patents”) in connection with products relating to the treatment of blood and bleeding disorders (the “Covered Products”). The term of the Sublicense Agreement continues on a country-to-country basis until the expiration of the last-to-expire Licensed Patents or upon certification from Baxalta that it is not receiving compensation for sales of Covered Products in a given country, whichever is later (the “Term”).

Pursuant to the Sublicense Agreement, Baxalta paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and agreed to pay us single digit royalty payments based upon net sales of the Covered Products throughout the Term, each of which is conditioned upon the performance of the sublicense contemplated by the Sublicense Agreement.

Commencement of dosing on XBIO-101 Phase 2 EC Trial

We are currently conducting a Phase 2 trial for XBIO-101, with the first patient dosed in October 2017, and expect to generate preliminary data from this trial before the end of 2018.

•	The primary objective of the open-label, multi-center, single-arm, two-period Phase 2 study is to assess the antitumor activity of XBIO-101 in conjunction with progestin therapy as measured by Overall Disease Control Rate in women with recurrent or persistent endometrial carcinoma not amenable to surgical treatment or radiotherapy who have either failed progestin monotherapy or who have been identified as PrR-. Secondary objectives include assessments of efficacy and safety/tolerability parameters.

•	The study is expected to enroll a total of 72 women with recurrent or persistent endometrial cancer not amenable to surgical treatment or radiotherapy but suitable to be treated with progestins. All subjects determined to be PrR- at screening, as well as those subjects who experience disease progression after at least 4 weeks of progestin monotherapy, will receive XBIO-101 in combination with continued progestin treatment. Subjects will receive treatment until disease progression as defined according to Response Evaluation Criteria in Solid Tumors (“RECIST”) 1.1 criteria.

Our Technology and Drug Candidates

The Technologies

We incorporate our patented and proprietary technologies into a number of drug candidates which are currently under development either in-house or with our biotechnology and pharmaceutical collaborators, with the goal of creating what we believe will be the next-generation of biologic drugs and therapeutics. While we primarily focus on researching and developing oncology drugs, we also have ownership and other economic interests in drugs being developed by our collaborators to treat other conditions. Our patent portfolio spans four core proprietary technologies including two platforms, small molecules and biologics covering multiple drug candidates and indications including XBIO-101, PolyXen, OncoHist and ImuXen.

XBIO-101

A small molecule therapeutic with the potential to confer sensitivity to hormone therapeutics upon cancer cells that are otherwise insensitive to such treatments.  XBIO-101 (sodium cridanimod) belongs to a class of low-molecular weight synthetic interferon inducers. In addition to its immunomodulatory properties, XBIO-101 has been shown to increase levels of progesterone receptor, or PrR, expression in tumor tissue of patients who are PrR-, and thus may restore sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Based on preclinical observations, XBIO-101 may also be therapeutically relevant in other hormone-resistant cancers, such as triple-negative breast cancer. XBIO-101 has been granted an orphan drug designation by the FDA for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy.

PolyXen	An enabling biological platform technology designed to extend the circulation time of drug molecules in the human body by chemically attaching polysialic acid, or PSA, to the drug molecule by a process termed polysialylation, thereby creating potentially superior next generation therapeutic candidates. PSA, a biopolymer, comprising a chain of sialic acid molecules, is a natural constituent of the human body, although we obtain our PSA from a bacterial source.

OncoHist

A novel therapeutic platform technology that utilizes the properties of modified human histone H1.3 for targeted cell necrosis or apoptosis (programmed cell death), which may enable OncoHist to treat a broad range of cancer indications. OncoHist, unlike many competing oncology therapies, is based on a molecule occurring naturally in the human body, primarily in the cell nucleus, and is therefore hypothesized to be better tolerated and less immunogenic than other oncology therapies.

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

In-House Research, Outside Services and Collaborations

Through in-house and partner efforts, we are developing our pipeline of next generation bio-therapeutics and novel oncology drugs based on our XBIO-101 and PolyXen proprietary technologies. In order to do this while efficiently managing our overhead, we rely on in-house research efforts, the services of contract manufacturers and contract research organizations and our strategic collaborations. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent, in part, on several important collaborations and strategic arrangements including our arrangements with:

PJSC Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company and presently our majority stockholder; and
•	Serum Institute of India Limited (“Serum Institute”), one of the world’s largest vaccine manufacturers and one of India’s largest biotech companies, as well as a beneficial owner of over 5% of our common stock.

Accordingly, in addition to pursuing the development of our pipeline of next generation bio-therapeutics and novel oncology drugs, we also have significant interests in drug candidates being developed by our collaborators to treat other conditions. We may collect milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. For further detail, please read the section titled “Significant Co-Development Collaborations and Strategic Arrangements” on page 8.

Our Drug Candidate Pipeline

Our product pipeline contains a number of drug candidates under development in-house and drug candidates under development with our biotechnology and pharmaceutical collaborators. The following discussion summarizes key information regarding our current drug candidates, organized by our internal programs and our collaborators’ programs:

XBIO-101

XBIO-101 is our most advanced internal candidate with an orphan drug designation from the FDA for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. An investigational new drug application, or IND, has been submitted for XBIO-101 and is in effect for our ongoing Phase II clinical trials in the U.S.

Pursuant to the Asset Purchase Agreement, dated as of November 13, 2015 (the “APA”), entered into with Pharmsynthez and AS Kevelt (“Kevelt”), a wholly owned subsidiary of Pharmsynthez, Kevelt and Pharmsynthez transferred to us certain IP rights with respect to XBIO-101, and the worldwide rights to develop, market and license XBIO-101 for certain uses, except for excluded uses within the CIS, in exchange for approximately 3.4 million shares of our common stock. We also acquired Kevelt's orphan drug designation from the FDA for the use of XBIO-101 in the treatment of PrR- endometrial cancer in conjunction with progesterone therapy.

XBIO-101 (sodium cridanimod), belongs to a class of low-molecular weight synthetic interferon, or IFN, inducers and is primarily used in a wide range of therapeutic areas such as antiviral, antibacterial, antitumor, and inflammatory indications due to its ability to modify or regulate one or more immune system functions. We believe XBIO-101 may also prove to be therapeutically relevant in hormone-resistant cancers by increasing the levels of PrR expression in tumor tissue of patients who are PrR deficient. As such, it may restore the sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Accordingly, we are pursuing the use of XBIO-101 for the treatment of endometrial cancer.

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

The extensive clinical testing conducted by others, as well as the marketing history of sodium cridanimod, provided support for our authorization to proceed directly with a Phase II efficacy study under our U.S. IND for the use of sodium cridanimod in conjunction with progestin therapy in patients with progestin resistant, recurrent or persistent endometrial cancer. We commenced the Phase II trial under the IND in 2017, with the first patient dosed in October 2017.

ErepoXen

Our second most advanced internal drug candidate is ErepoXen, or polysialylated erythropoietin (“PSA-EPO”). ErepoXen uses our PolyXen platform technology for the treatment of anemia in chronic kidney disease (“CKD”) patients. It is designed to reduce the dosing frequency by extending the circulating half-life of the therapeutic in the body. We have terminated our clinical development efforts of ErepoXen and are currently seeking to out-license the drug candidate in our licensed territories.

We have collaboration agreements with SynBio LLC (“SynBio”) and Serum Institute to develop and launch ErepoXen in limited markets pursuant to which we will collect royalties if they are successful in these efforts.

Serum Institute conducted Phase I and Phase II clinical trials in 95 human subjects. These safety trials, which had no significant drug-related adverse events, provided us with the data to commence a Phase II, repeat dosing, ICH compliant clinical trial for ErepoXen in Australia, New Zealand and South Africa for CKD patients not on dialysis. We completed three cohorts of this study and then terminated the study. Each cohort represents an increased dose of ErepoXen that is given on a repeat schedule until therapeutic levels of hemoglobin are achieved. In our study there were no serious Treatment Emergent Adverse Events (“TEAE”) related to ErepoXen in either cohort 1 or 2. There was one serious TEAE in cohort 3 judged to be possibly related, but not unexpected given the safety profile of other Erythropoietin Stimulating Agents (ESAs).

In addition, Serum Institute finished Phase I/II clinical trials in India of ErepoXen for in-center-dialysis patients. Serum Institute indicated that it will use its data from the Phase I/II clinical trials and data generated from our Phase II trial to further progress clinical trials of ErepoXen in India.

SynBio applied for and received regulatory approval to commence ErepoXen Phase II(b)/III human clinical trials in Russia and is currently recruiting patients. SynBio has indicated that it intends to commence the commercialization and marketing stages of ErepoXen in the Russian and CIS markets subject to approval in such markets.

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

We completed non-clinical toxicity studies of OncoHist guided, in part, by clinical data supplied by SynBio and SymbioTec, GmbH, a German company we acquired in 2012 (“SymbioTec”). In August 2015, we had a productive, in-person pre-IND meeting with the FDA where manufacturing and clinical matters were addressed including guidance from the FDA regarding inclusion of an additional indication besides AML in our proposed Phase I clinical trial.

Currently, all our development efforts regarding OncoHist remain on hold.

Pipeline Expansion Opportunities

Operating under licenses from us within their home markets, our collaborators generate pre-clinical and clinical data related to our technologies across a wide spectrum of therapeutic areas. Under these agreements, we retain all rights for major markets and co-own the clinical data. We therefore have the opportunity to utilize the data in our decision-making process regarding development and commercialization in major markets. We expect to be able to utilize the results from substantially all of our clinical toxicity data and other clinical data generated in the development of XBIO-101 and PolyXen, and potentially for OncoHist, and ImuXen, for a variety of orphan oncology indications and next generation biologic drugs.

For example, we believe that we may be able to develop XBIO-101 for other indications. Results from preclinical and exploratory studies conducted by a collaborative partner suggest that XBIO-101 can up-regulate (i.e., increase the levels of) estrogen receptor (“ER”) in certain tissue types. Proof of concept studies are being planned to investigate additional therapeutic opportunities for XBIO-101 in hormone-resistant tumor types other than endometrial cancer, including a potential ER clinical biomarker study for triple-negative breast cancer (“TNBC”) under our current XBIO-101 IND.

We also believe that the nature of our technologies, including the PolyXen platform, will allow us to pursue additional drug candidates for new indications based on existing and future scientific data.

Significant Co-Development Collaborations and Strategic Arrangements

Shire plc

We are a party to an exclusive research, development and license agreement with Baxalta US Inc. and Baxalta AB, wholly owned subsidiaries of Shire, related to the development of a novel series of polysialylated blood coagulation factors. This collaboration with Shire relies of the Company’s PolyXen technology to conjugate PSA to therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active life of these biologic molecules. The agreement grants Shire a worldwide, exclusive, royalty-bearing license to our PSA patented and proprietary technology in combination with Shire’s proprietary molecules designed for the treatment of blood and bleeding disorders. The first program under this agreement was a next generation Factor VIII protein product candidate.

In December 2016, Shire reached a milestone of its Phase 1/2 clinical trial for the treatment of hemophilia with SHP656, triggering a $3.0 million payment to be paid to us pursuant to the agreement with Shire. We determined the milestone to be non-substantive because all significant performance obligations to achieve the contingent payments were the responsibility of Shire with only a negligible amount of our effort to fulfill our obligations, specifically assistance on a research committee. As the amount allocable to the remaining performance period was negligible, we recognized the full $3.0 million in milestone revenue in connection with this collaboration during the year ended December 31, 2016.

In May 2017, we announced that our strategic collaborator, Shire, had terminated further development of SHP656, its polysialylated rFVIII drug candidate being developed using our proprietary PolyXen technology. While Shire’s Phase 1/2 trial demonstrated SHP656’s efficacy and pharmacokinetic data commensurate with the profile of an extended half-life rFVIII product, the pre-defined once-weekly dosing criterion set forth in the research, development, license and supply agreement was not met. To our knowledge, there were no drug-related adverse events, serious adverse events, or rFVIII inhibitors reported to date. Though the trial’s pre-defined once-weekly dosing criterion was not met, we intend to continue to explore the potential for future collaborations with Shire.

In October 2017, we entered into a Sublicense Agreement with Baxalta. Pursuant to the Sublicense Agreement, we granted to Baxalta the right to grant a nonexclusive sublicense to Licensed Patents in connection with the Covered Products. Pursuant to the Sublicense Agreement, Baxalta paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and agreed to pay us single digit royalty payments based upon net sales of the Covered Products throughout the Term, each of which is conditioned upon the performance of the sublicense contemplated by the Sublicense Agreement.

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

SynBio is wholly responsible for funding and conducting their own research and clinical development activities in Russia, and we are wholly responsible for funding and conducting our own research and clinical development activities in the U.S., Europe and elsewhere outside the SynBio Market. There are no milestones or other research-related payments provided for under the Co-Development Agreement other than fees for the provision of each party’s respective research supplies based on their technology. For the years ended December 31, 2017 and 2016, we have recognized no supply service revenues in connection with the Co-Development Agreement. Among other provisions, the parties may terminate the Co-Development Agreement in relation to a particular product upon 30 days’ written notice, if such party, in its reasonable opinion, believes that a third-party IP right exists, which would have a material effect on the research and/or development of the relevant product. Further, the parties may terminate the Co-Development Agreement if the other party is in material breach of the Co-Development Agreement and, in the case of a breach capable of remedy, the breach is not remedied within 90 days of receiving notice specifying the breach and requiring its remedy, or if the other party becomes insolvent. The parties also may terminate the Co-Development Agreement by immediate written notice to the other party in relation to a specific product such if product does not meet the relevant success criteria for the product.

Concurrent with entering into the Co-Development Agreement, we entered into a stock subscription agreement with SynBio pursuant to which we sold SynBio approximately 1.1 million shares of common stock for proceeds of approximately $18.6 million, making them an affiliate of the Company.

In furtherance of our co-development clinical objectives, on December 31, 2014, we granted SynBio a warrant to purchase 204,394 shares of our common stock that contain vesting triggers based on the achievement by SynBio of certain clinical development objectives within specific timeframes (the “SynBio 2014 Warrant”). Simultaneously with the issuance of the SynBio 2014 Warrant, we granted additional warrants to purchase 9,697 aggregate new shares of our common stock to SynBio and Pharmsynthez non-director designees under the same terms and conditions of the SynBio 2014 Warrant. The SynBio 2014 Warrant expires on December 30, 2019 and no warrants were exercised during the years ended December 31, 2017 and 2016.

On September 23, 2016, SynBio exchanged 970,000 shares of common stock for an equal number of shares of Series A Preferred Stock. SynBio is an affiliate and related party of ours, with a share ownership of approximately 9.4% of the total issued common stock and all 970,000 shares of our outstanding Series A Preferred Stock as of December 31, 2017. The Series A Preferred Stock is convertible at the election of SynBio into shares of our common stock on a one for one basis upon 61 days’ prior written notice to us.

PJSC Pharmsynthez

In November 2009, we entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which we granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on our PolyXen and ImuXen technology anywhere within Russia and the CIS, as well as certain clinical and research data developed by us on the six product candidates. In exchange, Pharmsynthez granted us an exclusive license to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates in any territory outside of Russia and the CIS at our own expense.

We expect to mitigate certain risks of drug development by reviewing human clinical data arising out of this collaboration with Pharmsynthez before we take a particular drug candidate into FDA and EMA trials. Under the Pharmsynthez Arrangement, Pharmsynthez is responsible for progressing six new drug candidates through human proof of concept trials in Russia as primary validation prior to the initiation of EMA/FDA clinical trials by us outside of Russia. A joint steering committee, where we have the right to appoint the chair who has the casting vote, was established to facilitate the communication of scientific data and to assist generally with each party’s research decisions and to monitor research and development progress under the Pharmsynthez Arrangement.

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

Pharmsynthez is an affiliate of the Company and our majority stockholder. On February 27, 2017, Pharmsynthez acquired 100% of SynBio. As a result, SynBio’s ownership stake is reflected as part of Pharmsynthez’ share ownership. Pharmsynthez, directly and indirectly through SynBio, has a share ownership in the Company of approximately 61.5% of the total issued common stock as of December 31, 2017.

Serum Institute

In August 2011, we entered into a collaborative research and development agreement (the “Serum Agreement”) with Serum Institute amending and restating a series of earlier agreements and providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute is responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within territories outside of certain predetermined territories assigned to us, which include the U.S., the European Economic Area, and Japan, among other territories, at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. No royalty, revenue or expense was recognized by us related to the Serum Institute arrangement during the years ended December 31, 2017 and 2016. There are no milestone or other research-related payments due under the Serum Agreement.

Through December 31, 2017, we and Serum Institute continued to engage in research and development activities with no resultant commercial products. Among other reasons, the parties may terminate the Serum Agreement by written notice if the other party is in material breach of the Serum Agreement and, in the case of a breach capable of remedy, the breach is not remedied within 90 days of the other party receiving notice specifying the breach and requiring its remedy.

In furtherance of our co-development clinical objectives, on December 31, 2014, we granted to Serum Institute certain warrants to purchase 96,970 shares of our common stock that contain vesting triggers based on the achievement by Serum Institute of certain clinical development objectives within specific timeframes (“Serum 2014 Warrant”). Simultaneously with the issuance of the Serum 2014 Warrant, we issued additional warrants to purchase an aggregate of 4,852 shares of our common stock to Serum Institute non-director designees under the same terms and conditions of the Serum 2014 Warrant. The Serum 2014 Warrant expires on December 30, 2019 and no warrants were exercised during any of the years ended December 31, 2017 and 2016.

In addition, the Serum Agreement allows for Serum Institute to nominate a non-executive director to our Board of Directors as long as Serum Institute or its subsidiaries holds at least 6% of our common stock. Serum Institute is an affiliate and related party of ours, with a share ownership of approximately 7.2% of our total issued common stock as of December 31, 2017.

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

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the United States Patent and Trademark Office (“USPTO”) and in certain other developed countries. Our first issued patents are due to begin to expire starting in 2022 with the majority of the existing issued patents expiring between 2025 and 2030.

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

As of February 16, 2018, we directly or indirectly own, through our wholly-owned subsidiary, Xenetic U.K., and its wholly-owned subsidiaries, Lipoxen, Xenetic Technologies, Inc. and SymbioTec, more than 170 U.S. and international patents and over 40 pending patent applications that cover various aspects of our technologies. We have filed patent applications, and plan to file additional patent applications, covering various aspects of our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, as well as our proprietary product candidates, including XBIO-101, ErepoXen and PulmoXen. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates and methods of administering polymer conjugates. We will also be filing additional patent applications where possible for XBIO-101 and OncoHist for additional indications.

Our patent portfolio contains patents and patent applications that encompass our OncoHist platform technology including use of histones for the treatment of different cancers. The OncoHist patent portfolio, acquired as part of our acquisition of SymbioTec in January 2012, includes OncoHist, a bis-Met histone. In addition, our licensed patent portfolio includes patents issued in jurisdictions outside of the United States and licensed patent applications pending in jurisdictions outside of the United States that are foreign counterparts to one or more of the foregoing U.S. patents and patent applications. The OncoHist portfolio also includes patents that cover the use of a histone protein as an antibiotic and to threat thrombocytopenia and further as an antimicrobial component of a personal care product.

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

Manufacturing and Supply

We do not have the capability to manufacture our own material necessary to support our drug candidate development programs nor do we intend to acquire such capability as part of our present business strategy. We currently have agreements in place with Serum Institute whereby Serum Institute produces clinical materials for use in the development of drug candidates involving our PolyXen technology. We are currently dependent on Kevelt for clinical materials with respect to our XBIO-101 research program. When and if we decide to restart our OncoHist AML research program, we would be dependent on SynBio for clinical materials with respect to that program. We are investigating second source alternative suppliers for our clinical materials. There can be no assurance that we will be successful in this effort or that if a second source is secured that it would be available to us on commercially reasonable terms or in a timely fashion should any disruption in supply from Serum Institute, Kevelt or SynBio occur.

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

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practices (“GLP”) regulations and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (GCP) regulations to establish the safety and efficacy of the proposed drug for its intended use;
•	submission to the FDA of an NDA or BLA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and
•	FDA review and approval of the NDA or BLA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The drug candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the drug candidate and provide, if appropriate, an adequate basis for product labeling.

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

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in-vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

The Food and Drug Administration Safety and Innovation Act (“FDASIA”), which was signed into law on July 9, 2012, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-Phase II meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

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

U.S. Patent Term Restoration and Marketing Exclusivity

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

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the applicant consents to a second orphan medicinal product application; or
•	the applicant cannot supply enough orphan medicinal product.

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

Research and Development Expenses

Research and development activities include personnel costs, research supplies, clinical and pre-clinical study costs. Such expenses related to the research and development of our drug candidates totaled $4.1 million for the year ended December 31, 2017 and $43.7 million for the year ended December 31, 2016.

Employees

At December 31, 2017, we employed five full-time employees. We are not a party to any collective bargaining agreement with our employees; nor are any of our employees a member of any labor unions. We are subject to certain statutory and contractual obligations in instances where we terminate U.K.-based employees. These obligations, which are ordinary and customary in the U.K., generally range from one to 12 months of wages for terminated employees and would not be expected to represent a material adverse effect to us.

To complement our own professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance, clinical development and business development. These individuals include scientific advisors as well as independent consultants.

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

Product and Technology Specific Competition

XBIO-101 for Endometrial Cancer (EC) and Triple Negative Breast Cancer (TNBC)

Current standard of care treatments for EC and TNBC include radiation, surgery as well as certain chemotherapeutic and antineoplastic agents, particularly platinum-based agents, including but not limited to Taxol, Taxane, anthracycline, carboplatin, doxorubicin, cisplatin, ifosfamide, and topotecan.

A number of additional therapeutic classes are in development worldwide, including but not limited to antibodies, antibody-drug conjugates (ADCs), and immunotherapies (e.g., bevacizumab and GALE-301/GALE-302, respectively). Additionally, there are a number of targeted agents including inhibitors that target the PI3K/Akt/mTOR pathway (such as AKT inhibitor ARQ-092) and other kinase inhibitors. The aforementioned therapeutics and therapeutic classes may be used either alone or in combination. Companies engaged in clinical development of these products for endometrial cancer include but are not limited to:

•	Antibodies/Immunotherapies: Galena BioPharma Inc.; Merck Sharp & Dohme Corp.; Immunogen, Inc.; Immunomedics, Inc.; Genentech, Inc.; Macrogenics, Inc.; Genmab A/S; Incyte Corporation; Eisai Inc.; and Bayer AG.
•	Targeted Agents: ArQule, Inc.; AstraZeneca plc; Novartis International AG; Daiichi Sankyo Inc.; GlaxoSmithKline plc; and Advenchen Laboratories, LLC.

PSA for Drug Delivery

Current delivery platforms include PEG, FC-fusion, albumin infusion, HES, depot, CTP-fusion.

Market participants include Nektar’s PEG technology, Flamel’s Medusa platform offering, a hydrogel depot formulation, Versartis’ XTEN technology which utilizes recombinant polypeptide fusion protein, nanoparticle technology from Alkermes, Durect Corp’s long-acting technology, Debiopharm Group’s drug delivery based on polylactic-co-glycolic acid (PLGA), and Halozyme’s ENHANZE drug delivery technology platform.

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

In addition to disclosing current information pursuant to Section 13 or 15(d) of the Exchange Act and for reports of information required to be disclosed by Regulation FD through our SEC filings, we also intend to disclose such current information through our investor relations website, press releases, public conference calls and webcasts.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our lead drug candidates, XBIO-101 and PolyXen, our biological platform technology, and researching additional drug candidates. We have no products approved for commercial sale and have generated only limited revenue to date. Due to capital constraints, we are currently focused solely on the development of XBIO-101. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

•	Funding the costs relating to the research and development, regulatory approval, commercialization and sale and marketing of our drug candidates and technologies, in particular, XBIO-101;
•	Market acceptance of our drug candidates and technologies, in particular, XBIO-101;
•	Costs of acquiring and developing new drug candidates and technologies;
•	Ability to bring our drug candidates to market, in particular, XBIO-101;
•	General and administrative costs relating to our operations;
•	Increases in our research and development costs;
•	Charges related to purchases of technology or other assets;
•	Establishing, maintaining and protecting our intellectual property rights;
•	Attracting, hiring and retaining qualified personnel; and
•	Our ability to raise additional capital.

As of December 31, 2017, we had an accumulated deficit of approximately $145.9 million. Substantial doubt exists about our ability to continue as a going concern as a result of anticipated capital needs. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

Our independent registered public accounting firm and the Company have expressed substantial doubt about our ability to continue as a going concern.

We have concluded there is substantial doubt about our ability to continue as a going concern. As described in their audit report, our auditors have included an explanatory paragraph that states that we have incurred recurring losses and negative cash flows from operations since inception and have an accumulated deficit at December 31, 2017 of $145.9 million. These matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

We are currently advancing XBIO-101 through clinical development. Developing drug candidates is an expensive, risky and lengthy process, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our drug candidates.

As of December 31, 2017, we had cash and cash equivalents of $5.5 million. We expect that we will require additional capital to complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue our clinical development program or the commercialization of any drug candidates. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, equity interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets.

If we raise funds by selectively continuing to enter into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish additional valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional funds through collaborations, strategic alliances or licensing arrangements, we may be required to terminate product development or future commercialization efforts or to cease operations altogether.

We plan to use potential future operating losses and our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards could be limited as a result of issuance of equity securities.

We plan to use our current year operating losses to offset taxable income from any future revenue generated from operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL carryforwards could be limited by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), depending upon the timing and amount of additional equity securities that we issue. In addition, we have not performed an analysis of limitations, and we may have experienced an ownership change under Section 382 as a result of past financings. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Risks Related to the Discovery and Development of our Pharmaceutical Products

We are an early stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

We currently do not have any products that have gained marketing approval. We have invested substantially all of our efforts and financial resources developing ErepoXen, OncoHist and XBIO-101. XBIO-101, our lead and currently only active candidate, is in Phase II clinical development. Our revenues to date consist primarily of collaboration revenue from a single partner and not from product sales or royalties. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and eventual commercialization of our drug candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	Execute development activities for our drug candidates, including successful enrollment in and completion of clinical trials;
•	Obtain required marketing approvals for the development and commercialization of our drug candidates;
•	Obtain and maintain patent and trade secret protection or regulatory exclusivity for our drug candidates;
•	Protect, leverage and expand our intellectual property portfolio;
•	Establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical and commercial manufacturing;
•	Build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners, if our drug candidates are approved;
•	Gain acceptance for our drug candidates, if approved, by patients, the medical community and third party payors;
•	Effectively compete with other therapies;
•	Obtain and maintain healthcare coverages and adequate reimbursement;
•	Maintain a continued acceptable safety profile for our drug candidates following approval;
•	Develop and maintain any strategic relationships we elect to enter into, if any;
•	Enforce and defend intellectual property rights and claims; and
•	Manage our spending as costs and expenses increase due to preclinical development, clinical trials, marketing approvals and commercialization.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by factors including:

•	Severity of the disease under investigation;
•	Real or perceived availability of alternative treatments;
•	Size and nature of the patient population;
•	Eligibility criteria for and design of the trial in question;
•	Perceived risks and benefits of the drug candidate under study;
•	Proximity and availability of clinical sites for prospective patients;
•	Ongoing clinical trials of potentially competitive agents;
•	Physicians’ and patients’ perceptions as to the potential advantages of our drug candidates being studied in relation to available therapies or other products under development;
•	Our Contract Research Organization’s (CRO) and our trial sites’ efforts to facilitate timely enrollment in clinical trials;
•	Patient referral practices of physicians; and
•	The need to monitor patients and collect patient data adequately during and after treatment.

We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by the FDA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	Difficulty in establishing or managing relationships with contract research organizations and physicians;
•	Different standards for the conduct of clinical studies;
•	Our inability to locate qualified local consultants, physicians and partners; and
•	The potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

Before obtaining marketing approval from regulatory authorities for the sale of our current and future drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidates. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	Delays in reaching a consensus with regulatory agencies on study design;
•	Delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	Delays in obtaining required Institutional Review Board, or Independent Ethics Committee approval at each clinical study site;
•	Delays in recruiting suitable patients to participate in our clinical studies;
•	Imposition of a clinical hold by regulatory agencies, including after an inspection of our clinical study operations or study sites;
•	Failure by our CROs, other third-parties or us to adhere to clinical study requirements;
•	Failure to perform in accordance with the FDA’s good clinical practices (GCP), or applicable regulatory requirements in other countries;
•	Delays in the testing, validation, manufacturing and delivery of our drug candidates to the clinical sites;
•	Delays in having patients complete participation in a study or return for post-treatment follow-up;
•	Clinical study sites or patients dropping out of a study;
•	Occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits; or
•	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our pharmaceutical products, we may:

•	Be delayed in obtaining marketing approval or licenses for our drug candidates, if at all;
•	Obtain approval for indications or patient populations that are not as broad as intended or desired;
•	Obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	Be subject to changes with the way the product is administered;
•	Be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;
•	Have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	Be subject to the addition of labeling statements, such as warnings or contraindications;
•	Be sued; or
•	Experience damage to our reputation.

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

Because of these risks, our research and development efforts, and those of our collaborative partners, may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, or if required regulatory approvals are not obtained by us or our partners, or any approved products are not commercially successful, we are not likely to generate significant revenues or become profitable.

Our business is substantially dependent on the success of clinical trials for XBIO-101 and our ability to achieve regulatory approval for the marketing of this product.

We currently have no products on the market, and our lead product candidate, XBIO-101, is currently in early clinical development. There are no other product candidates in development at this time due to capital constraints. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of XBIO-101 and it will require substantial additional clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. The clinical trials and manufacturing and marketing of XBIO-101 and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that XBIO-101 or any of our other product candidates will be successfully developed or commercialized.

We initiated our Phase 2 clinical trial for XBIO-101 in PrR- EC patients in the first half of 2017 with first patient dosing in October 2017. There are no assurances that the Phase 2 clinical trial for XBIO-101 will be timely completed, if at all, and if completed, there can be no assurances that the results will be successful.

Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate or the approval may be for a more narrow indication than we expect.

A drug candidate cannot be commercialized until the appropriate regulatory authorities have reviewed and approved the drug candidate. Even if our drug candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a drug candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our drug candidates. Failure to obtain, or a delay in obtaining, regulatory approval to commercialize a drug candidate will impair our ability to generate revenues and harm our business prospects.

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

If a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency or problems with our manufacturing facilities or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	Issue untitled and warning letters;
•	Impose civil or criminal penalties;
•	Suspend or withdraw regulatory approval or revoke a license;
•	Suspend any of our ongoing clinical trials;
•	Refuse to approve pending applications or supplements to approved applications submitted by us;
•	Impose restrictions on our operations, including closing our manufacturing facilities; or
•	Seize or detain products or require a product recall.

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

Even with the requisite approvals, the commercial success of our pharmaceutical products will depend in part on the medical community, patients, and third-party payors accepting our pharmaceutical products as medically useful, cost-effective, and safe. Any pharmaceutical product that we or our partners bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of these pharmaceutical products, if approved for commercial sale, will depend on a number of factors, including:

•	The effectiveness of our approved drug candidates as compared to currently available products;
•	Patient willingness to adopt our approved drug candidates in place of current therapies;
•	Our ability to provide acceptable evidence of safety and efficacy;
•	Relative convenience and ease of administration;
•	The prevalence and severity of any adverse side effects;
•	Restrictions on use in combination with other products;
•	Availability of alternative treatments;
•	Pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our drug candidates and target markets;
•	Effectiveness of our or our partners’ sales and marketing strategy;
•	Our ability to obtain sufficient third-party coverage or reimbursement; and
•	Potential product liability claims.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	A covered benefit under its health plan;
•	Safe, effective and medically necessary;
•	Appropriate for the specific patient;
•	Cost-effective; and
•	Neither experimental nor investigational.

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

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for drug candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. Failure to pursue opportunities with greater commercial potential or relinquishing valuable rights to drug candidates may adversely impact our business, results of operations and prospects.

We may not be successful in our efforts to identify or discover additional pharmaceutical products.

The success of our business depends primarily upon our ability to identify and develop pharmaceutical products. Although some of our existing pharmaceutical products are currently in clinical development, our research programs may fail to identify other potential pharmaceutical products for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential pharmaceutical products or our potential pharmaceutical products may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations. Research programs to identify new pharmaceutical products require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or pharmaceutical products that ultimately prove to be unsuccessful. If we are not successful in our efforts to identify or discover additional pharmaceutical products, it could adversely affect our business, results of operations and prospects.

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

OncoHist for AML and XBIO-101 for endometrial cancer have orphan designation in the U.S. While we have not obtained nor have we sought to obtain additional orphan designations for any drug candidate, we believe our products and drug candidates could qualify for additional orphan drug designations for additional indications. We may seek to obtain orphan drug designation for our drug candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our drug candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our drug candidates, we may never receive such designations.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive later stage therapy and who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. In addition, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates. Even if we obtain significant market share for our drug candidates, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second line therapy, which may adversely affect our business and results of operations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory enactments in recent years that change the healthcare system in ways that could impact our future ability to sell our drug candidates profitably.

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

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

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts, which may adversely affect our business, results of operations and prospects.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any additional collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

Any future collaborations we enter into could subject us to a number of risks, including:

•	We may not be able to control the amount and timing of resources that our collaborators devote to the development or commercialization of our drug candidates;
•	Collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new version of a drug candidate for clinical testing;
•	Collaborators may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;
•	Collaborators may not commit adequate resources to the marketing and distribution of our drug candidates, limiting our potential revenues from these products;
•	Disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our drug candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•	Collaborators may experience financial difficulties;
•	Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•	Business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•	Collaborators could decide to move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and
•	Collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our drug candidates.

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

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. The number of manufacturers with the necessary manufacturing capabilities is limited. In addition, an alternative manufacturer would need to be qualified through an NDA or BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines, which could materially harm our business and results of operations.

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our pharmaceutical products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue, which could materially harm our business and results of operations.

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

If any of our developmental collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the pre-clinical and/or clinical development and/or commercialization of our pharmaceutical products will be delayed and we would be required to devote additional resources to product development and commercialization or terminate certain development programs. Also, a license relationship may be terminated at the discretion of our collaborator, or at the end of contract terms, and in some cases with only limited notice to us. The termination of the collaborative arrangement could have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that disputes will not arise with respect to the ownership of rights to any technology developed with third-parties. These and other possible disagreements with collaborators could lead to delays in the development or commercialization of our pharmaceutical products or could result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on our business, financial condition and results of operations. Even if we decide to perform clinical trials, sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract clinical investigators and build effective clinical trials, or a solid marketing department or sales force;
•	the cost of establishing an internal clinical trials program, marketing department or sales force may exceed our available financial resources and the revenue generated by XBIO-101, if approved, or any other pharmaceutical products that we may develop, in-license or acquire; and
•	our direct sales and marketing efforts may not be successful.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own numerous U.S. and foreign patents and a number of pending patent applications that cover various aspects of our drug candidates and technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a product encompassed by our patents. We may have to participate in interference proceedings declared by the USPTO, which could result in a loss of the patent and/or substantial cost to us.

We have filed patent applications and plan to file additional patent applications, covering various aspects of our drug candidates and technologies. There can be no assurance that the patent applications for which we apply would actually be issued as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third-parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

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

Failure to adequately protect or enforce our intellectual property rights could have a material adverse impact on our business, results of operations and prospects.

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

Failure to adequately protect our intellectual property rights throughout the world could have a material adverse impact on our business, results of operations and prospects.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates, which could have a material adverse effect on our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity and is, therefore, costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. Provisions of the Leahy-Smith America Invents Act, or the Leahy-Smith Act, adopted in September 2011, which includes a number of significant changes to U.S. patent law, are still being implemented through the adoption of new regulations. The Leahy-Smith Act and its implementation, in addition to any new regulation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position and our business.

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

We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies is intense and expected to increase including for oncology orphans: Galena BioPharma, Merck Sharp & Dohme; Immunogen, Inc., Immunomedics, Inc., Genentech, Macrogenics, Genmab, Incyte Corporation, Eisai Inc., Bayer, ArQule, AstraZeneca; Novartis, Daiichi Sankyo Inc., GlaxoSmithKline, Advenchen Laboratories LLC, Stemline Therapeutics, Inc., Rexahn Pharmaceuticals, Inc. and Peregrine Pharmaceuticals, Inc.; and for protein delivery products: Nektar’s PEG technology, Flamel’s Medusa platform offering, a hydrogel depot formulation, Versartis’ XTEN technology utilizing a recombinant polypeptide fusion protein, nanoparticle technology from Alkermes, Durect Corp’s long-acting technology, Debiopharm Group’s drug delivery based on polylactic-co-glycolic acid (PLGA), and Halozyme’s ENHANZE drug delivery technology; as well as research and academic institutions. The large and rapidly growing market for liposomal drugs and oncology treatments is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new liposomal drug delivery systems and cancer treatments. Many, if not all, of these companies have greater financial and other resources and development capabilities than we do. Many of our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. There can be no assurance that our under-development drug candidates will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Additionally, there can be no assurance that the development by others of new or improved drugs will not make our pharmaceutical products superfluous or obsolete.

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

We currently derive, and expect to derive in the foreseeable future, all of our revenue from collaboration agreements with biotechnology and pharmaceutical companies. These collaboration agreements contain complex commercial terms, including:

•	Clinical development and commercialization obligations that are based on certain commercial reasonableness performance standards that can often be difficult to enforce if disputes arise as to adequacy of our partner’s performance;
•	Research and development performance and reimbursement obligations for our personnel and other resources allocated to partnered drug candidate development programs;
•	Clinical and commercial manufacturing agreements, some of which are priced on an actual cost basis for products supplied by us to our partners with complicated cost allocation formulas and methodologies;
•	Intellectual property ownership allocation between us and our partners for improvements and new inventions developed during the course of the collaboration;
•	Royalties on drug sales based on a number of complex variables, including net sales calculations, geography, scope of patent claim coverage, patent life, generic competitors, bundled pricing and other factors; and
•	Indemnity obligations for intellectual property infringement, product liability and certain other claims.

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

We may incur significant non-cash charges related to impairments of our long-lived assets, including goodwill and indefinite-lived intangible assets. Although we did not record any such charges during 2017, we are required to perform periodic impairment reviews of those assets at least annually. The carrying value of goodwill on our balance sheet that is subject to impairment reviews was approximately $3.3 million at December 31, 2017 and December 31, 2016 and the carrying value of our indefinite-lived assets was $9.2 million at December 31, 2017 and December 31, 2016. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value.

We completed our last review during the fourth quarter of 2017 and determined that goodwill and indefinite-lived intangible assets were not impaired as of December 31, 2017. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact our operating results.

In addition, we recorded non-cash charges of approximately $1.8 million and $3.2 million for share-based payments during the years ended December 31, 2017 and 2016, respectively. In the future, this amount could fluctuate materially as the Company expects to continue to issue share-based payments awards.

Potential new accounting standards or legislative actions may adversely impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses, and may affect our financial position or results of operations. New standards may occur in the future and may cause us to be required to make changes in our accounting policies. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, new SEC regulations, Public Company Accounting Oversight Board, or PCAOB, standards and NASDAQ rules, are creating uncertainty for companies such as ours and insurance, accounting and auditing costs are high as a result of this uncertainty and other factors.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Varying interpretations of existing standards and rules have occurred with frequency and may cause us to have to restate previously reported result of operations.

Varying interpretations of existing standards of accounting policies or accounting treatments of existing transactions may cause us to have to restate previously reported result of operations.

For example, in January 2014 we completed a transaction that we determined to be a reverse merger business combination. We allocated the purchase price consideration to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Our determination that the transaction met the criteria for a business combination was based on our best knowledge of the facts and circumstances surrounding the transaction, and required the application of our judgment. Changes to this determination would result in the transaction to be accounted for as a recapitalization, with no goodwill recorded, which could cause a material change in our reported results of operations and could cause the Company to have to amend prior periodic or other filings with the SEC, at further expense to the Company. We may be subject to similar varying interpretations of existing standards of accounting policies or accounting treatments in the future.

In addition, we do not consider the Company to be a development stage entity for financial reporting presentation purposes. A determination that the Company is a development stage entity could cause a material change in our reported results of operations and could cause the Company to have to amend prior periodic or other filings with the SEC, at further expense to the Company.

Tax reform may significantly affect the Company and its stockholders.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), which significantly reforms the Code, was signed into law. The TCJA, among other things, includes changes to U.S. federal tax rates, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitations of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits and putting into effect the migration from a “worldwide” system of taxation to a territorial system. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will adjust their policies in response to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

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

As of December 31, 2017, we had five full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The use of our drug candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our drug candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	Impairment of our business reputation;
•	Withdrawal of clinical study participants;
•	Costs due to related litigation;
•	Distraction of management’s attention from our primary business;
•	Substantial monetary awards to patients or other claimants;
•	The inability to commercialize our drug candidates; and
•	Decreased demand for our drug candidates, if approved for commercial sale,

all of which may have a material adverse effect on our business, results of operations and prospects.

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

The workers’ compensation insurance we maintain to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which may have material adverse effect on our business and results of operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. Any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which may have material adverse effect on our business and results of operations.

Failure in our information technology systems, including by cybersecurity attacks or other data security incidents, could significantly disrupt our operations.

Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability and financial condition.

A successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our clinical trial participants, customers, stockholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

Risks Related to Investment in Our Securities

An active, liquid and orderly market for our common stock may not develop.

Our common stock trades on The NASDAQ Capital Markets. An active trading market for our common stock may never develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all. An inactive market may also impair our ability to raise capital by selling common stock and may impair our ability to acquire other businesses, applications or technologies using our common stock as consideration, which, in turn, could materially adversely affect our business.

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

The market price of our stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	Adverse results or delays in pre-clinical or clinical studies;
•	Inability to obtain additional funding;
•	Any delay in filing an IND or BLA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	Failure to develop successfully our drug candidates;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our drug candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key scientific or management personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our common stock by us or our stockholders in the future; and
•	Trading volume of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 12, 2018, our executive officers, directors, affiliates and other principal stockholders beneficially own approximately 79.1% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. Further, our majority stockholder, Pharmsynthez, has beneficial ownership of approximately 7.9 million shares of common stock. These shares represent ownership of approximately 70.2% of our common stock as of February 12, 2018. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of the holders of our preferred stock differing from those of our common stockholders.

The holders of our preferred stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any common stock or any series of preferred stock ranked junior to such class of preferred stock. The existence of a liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Additionally, each share of preferred stock is convertible into one share of common stock, subject to certain adjustments, which may cause substantial dilution to our common stockholders. The preferential rights could result in divergent interests between the holders of shares of preferred stock and holders of our common stock. In addition, our majority shareholder, Pharmsynthez holds shares consisting of the majority of our Series B preferred stock and all of our Series A preferred stock. The interests of these preferred holders may differ from the interests of our security holders as a whole.

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

We do not intend to pay dividends on our common stock or preferred stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock or preferred stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to common or preferred stockholders will therefore be limited to the appreciation of their stock.

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

In addition, we lease 450 sq. ft. of office space in Miami, Florida. The lease provided for an initial term of 12 months, which commenced on December 1, 2016, and was extended for an additional two years through November 30, 2019. We believe that this space is adequate for our current needs and that, if additional space is required, it can be obtained at commercially reasonable terms either within its current space or nearby.

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

There are no matters, as of December 31, 2017, that, in the opinion of management, might have a material adverse effect on our financial position, results of operation or cash flows.

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

Year Ended December 31, 2016	High Price	Low Price
1st Quarter Ended March 31, 2016*	$17.00	$6.80
2nd Quarter Ended June 30, 2016*	10.23	5.00
3rd Quarter Ended September 30, 2016*	5.35	3.30
4th Quarter Ended December 31, 2016 (through November 6, 2016)*	4.75	4.00
4th Quarter Ended December 31, 2016 (after November 6, 2016)	5.70	3.31
Year Ended December 31, 2017
1st Quarter Ended March 31, 2017	$5.90	$3.33
2nd Quarter Ended June 30, 2017	4.89	2.21
3rd Quarter Ended September 30, 2017	3.42	2.00
4th Quarter Ended December 31, 2017	4.49	1.75

(*) OTCQB quotations

On March 9, 2018, the last sales price per share of our common stock was $2.06.

Holders of Record

As of March 9, 2018, there were 424 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

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

During the three months ended March 31, 2017, we issued 120,000 shares of common stock upon the conversion of 120,000 shares of Series B Preferred Stock. This issuance was made by us pursuant to an exemption from registration provided by Section 3(a)(9) of the Securities Act.

In March 2017, we issued 125,397 shares of the Company’s common stock to Pharmsynthez, our controlling stockholder, in connection with the conversion of its $500,000 convertible promissory note and related interest as a result of the Company’s public offering in November 2016 and Pharmsynthez subsequently exercising its rights to the shares. This issuance was made by us pursuant to an exemption from registration provided by (i) Section 4(a)(2) of the Securities Act, in that the transactions was between an issuer and sophisticated investor and did not involve any public offering and (ii) Regulation S promulgated under the Securities Act in that offers, sales and issuances were not made to persons in the United States and no directed selling efforts were made in the United States.

Repurchases of Equity Securities of the Issuer

During 2017 and 2016, we did not repurchase any of our outstanding securities.

ITEM 6 – SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

During the year ended December 31, 2017, we began conducting a Phase 2 trial for XBIO-101, with the first patient dosed in October 2017, and expect to generate preliminary data from this trial before the end of 2018.

We continue to commit significant resources to our research and development activities and anticipate continuing to do so for the near future. Although we hold a broad patent portfolio, the focus of our internal development efforts is currently limited to research and development of our lead product candidate XBIO-101 due to capital restraints.

In May 2017, we announced that our strategic collaborator, Shire had terminated further development of SHP656, its polysialylated rFVIII drug candidate being developed using our proprietary PolyXenTM technology. We intend to continue to explore the potential for future collaborations with Shire.

In October 2017, we entered into a Right to Sublicense Agreement (the “Sublicense Agreement”) with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively, with their affiliates, “Baxalta”) wholly-owned subsidiaries of Shire. Pursuant to the Sublicense Agreement, we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents related to our PolyXenTM technology that were previously exclusively licensed to Baxalta pursuant to an agreement between us and Baxalta (the “Licensed Patents”) in connection with products relating to the treatment of blood and bleeding disorders (the “Covered Products”). The term of the Sublicense Agreement continues on a country-to-country basis until the expiration of the last-to-expire Licensed Patents or upon certification from Baxalta that it is not receiving compensation for sales of Covered Products in a given country, whichever is later (the “Term”). Pursuant to the Sublicense Agreement, Baxalta paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and agreed to pay us a single digit royalty payment based upon net sales of the Covered Products throughout the Term, each of which is conditioned upon the performance of the sublicense contemplated by the Sublicense Agreement.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes could differ materially from our estimates, judgments and assumptions.

Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, judgments and assumptions and the effect if actual results differ from these assumptions.

Revenue Recognition

We derive our revenue from our supply, license and collaboration arrangements with pharmaceutical and biotechnology partners, some of which include royalty agreements based on potential net sales of approved commercial pharmaceutical products. Revenue from our collaborative partners is generally paid directly by the partners and is recognized on the accrual basis when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The terms of our license agreements include delivery of an IP license to a collaboration partner. We may be compensated under license arrangements through a combination of non-refundable upfront receipts, development and regulatory objective receipts and royalty receipts on future product sales by partners.

Non-refundable upfront license payments and development and regulatory milestone payments received from license and collaboration agreements that include future obligations, such as supply obligations, are recognized ratably over the Company’s expected performance period for each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period. Non-refundable upfront license fees received, whereby our continued performance or future obligations are considered inconsequential or perfunctory to the relevant licensed technology, are recognized as revenue upon delivery of the technology. Reimbursements for research and development services completed by us related to the collaboration agreements are recognized in operations as revenue on a gross basis.

We expect to receive royalty revenue in the period of sale, based on the underlying contract terms, provided that the reported sales are reliably measurable, we have no remaining performance obligations, and all other revenue recognition criteria are met.

Our license and collaboration agreements with certain collaboration partners could also provide for future milestone receipts to us based solely upon the performance of the respective collaboration partner in consideration of deadline extensions or upon the achievement of specified sales volumes of approved drugs. For such receipts, we expect to recognize the receipts as revenue when earned under the applicable contract terms on a performance basis or ratably over the term of the agreement. These receipts may also be recognized as revenue when our continued performance or future obligations are considered inconsequential or perfunctory.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company does not have any revenue generating contracts with customers and, therefore, the adoption of this new revenue standard will not have a material impact on the consolidated financial statements. The Company adopted the new revenue standard on January 1, 2018 using the modified retrospective approach.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations and other outside expenses. We expense research and development costs as incurred. We expense upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition.

We are required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. We make estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	program managers in connection with overall program management of clinical trials;
•	CROs in connection with clinical trials; and
•	investigative sites in connection with clinical trials.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Embedded Derivatives Related to Debt Instruments

Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host contract (i.e., the debt instrument). Features of our debt instruments that meet the definition of a derivative and the criteria for separate accounting include the conversion feature and certain put options.

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

Share-based Payments

Share-based payments includes grants of options and restricted stock units (“RSUs”) to employees and non-employees to purchase shares of common stock, Joint Share Ownership Plan (“JSOP”) awards to employees, as well as agreements to issue common stock in exchange for services provided by non-employees.

Shared-based compensation expense is based on the estimated fair value of the option or calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. The expected volatility rates are estimated based on our actual volatility and of comparable public companies over the expected term of the option. The expected terms represent the time that options are expected to be outstanding. We account for forfeitures as they occur and not at the time of grant. Prior to January 1, 2017, we estimated forfeitures at the time of grant utilizing a 0% rate and revised those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Upon exercise, stock options are redeemed for newly issued shares of common stock. RSUs are redeemed for newly issued shares of common stock as the vesting provisions of the grant are met.

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite vesting period of the awards. For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. We determine that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees that vest based solely on service conditions is subject to re-measurement at each reporting period until the options vest and is recognized on a straight-line basis over requisite vesting period of the awards.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, we issued warrants to purchase shares of our common stock. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. We measure the fair value of the awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions and judgments, including estimating the expected term of the awards and the share price volatility, at each reporting period until the measurement date is reached. The expected term is deemed to be the contractual life of the warrant and we determine the expected volatility based on a weighted-average of the historical volatility of a peer group of comparable publicly traded companies with drug candidates in similar stages of development to our drug candidates in conjunction with our historical volatility.

All other warrants are recorded at fair value as expense on a straight-line basis over the requisite service period or at the date of issuance, if there is not a service period or if service has already been rendered. For warrants that contain vesting triggers based on the achievement of certain objectives, we apply judgment to estimate the probability and timing of the achievement of those objectives. These estimates involve inherent uncertainties, and as a result, if the probability or timing of the achievement of those objectives change, expense related warrants could be materially different in the future.

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

We determine our reporting unit by identifying the components of our operating segment with similar economic characteristics based on quantitative and qualitative factors that have discrete financial information available. We determined that we have one reporting unit as of October 1, 2017 and 2016, the dates of our annual impairment reviews. Based on our annual impairment reviews, we used the quantitative method and determined no adjustment to the carrying value of goodwill would be necessary as the fair value of our reporting unit exceeded its respective carrying value as of October 1, 2017 and 2016, respectively. There can be no assurance that future events will not result in an impairment of goodwill.

Indefinite-lived Intangible Assets

Our indefinite-lived intangible assets consist of acquired in-process research and development (“IPR&D”). IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment annually as of October 1, or when events or changes in the business environment indicate the carrying value may be impaired. If the fair value of the intangible asset is less than the carrying amount, we perform a quantitative test to determine the fair value. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. We also have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our indefinite-lived intangible asset is impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not our indefinite-lived intangible asset is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. As the option to perform the qualitative assessment is not a permanent election, we reassess this option during each annual impairment review. During 2017 and 2016, we used the quantitative method and determined the fair value of the indefinite-lived intangible asset exceeded its carrying value as of October 1, 2017 and 2016.

Significant judgments are inherent in the calculation of fair value. With the assistance of an independent third party, we calculated the fair value of our IPR&D by using the Multi-Period Excess-Earnings Method (the “MPEEM”) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. This method requires us to make long-term projections of the amount and timing of income and expenses related to development and commercialization of the acquired intangible asset and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the discount rate for estimated future after-tax cash flows. Specifically, this method took into account our estimates of future incremental milestone payments that may be achieved upon completion of clinical trial stages, regulatory approval and sales goals upon commercialization, as well as our expected royalty income based on sales upon commercialization. Projected expenses are based on our forecasted spend required to complete the development of our IPR&D, which will require the Company to raise further capital to fund the development. Our projections are estimates subject to change based on several factors including the results of clinical trials and delays in regulatory approval. The discount rate used is commensurate with the uncertainties associated with the economic estimates described above and reflects the stage of development, the time and resources needed to complete the development of the product and the risks of advancement through regulatory approval processes.

Key assumptions utilized in the fair valuation of our indefinite-lived intangible asset are as follows:

•	Discount rate – 45.0%
•	Estimated aggregate milestone receipts – approximately $300 million
•	Royalty rates – 10% of net sales

While we believe reasonable estimates and appropriate assumptions were utilized to calculate the fair value of IPR&D, it is possible a material change could occur. Use of different estimates and judgments could yield materially different results in our analysis and could result in materially different asset values or expense.

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

We did not record an impairment charge as a result of our goodwill or indefinite-lived intangible asset impairment tests in 2017 or 2016. We will continue to closely monitor the performance of our indefinite-lived intangible asset and reporting unit. If the business experiences adverse changes in our key assumptions and judgments, we will perform an interim goodwill and/or indefinite-lived intangible asset impairment analysis. There can be no assurance that future events will not result in an impairment of our goodwill or indefinite-lived intangible asset. As a result of the going concern uncertainty discussed under Liquidity and Capital Resources below, the recoverability and classification of the Company’s intangible assets and goodwill could be adversely affected.

RESULTS OF OPERATIONS

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2017 to the year ended December 31, 2016.

Description	2017	2016	Increase (Decrease)	Percentage Change
Revenues:
Licenses and collaboration services	$7,585,000	$–	$7,585,000	100%
Milestones	–	3,000,000	(3,000,000)	(100)%
Operating costs and expenses:
Cost of research and development revenue	(156,119)	–	156,119	100%
Research and development	(4,060,000)	(43,737,814)	(39,677,814)	(90.7)%
General and administrative	(6,937,643)	(6,692,786)	244,857	3.7%
Loss from operations	$(3,568,762)	$(47,430,600)	$(43,861,838)	(92.5)%

Other income (expense):
Change in fair value of derivative liability	$–	$2,125,113	$(2,125,113)	(100.0)%
Loss on issuance of hybrid debt instruments	–	(1,690,784)	(1,690,784)	(100.0)%
Loss on conversion of debt	–	(6,394,921)	(6,394,921)	(100.0)%
Other expense	(41,096)	(85,374)	(44,278)	(51.9)%
Interest income	16,544	32	16,512	51,600.0%
Interest expense	(1,818)	(729,572)	(727,754)	(99.8)%
Net loss	$(3,595,132)	$(54,206,106)	$(50,610,974)	(93.4)%

Revenue

Revenue represents license and collaboration services in 2017 and milestone payments in 2016.

In October 2017, we entered into a Sublicense Agreement with Baxalta. Pursuant to the Sublicense Agreement, Baxalta paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and agreed to pay us single digit royalty payments based upon net sales of the Covered Products throughout the Term, each of which is conditioned upon the performance of the sublicense contemplated by the Sublicense Agreement. We recognized revenue of $7.5 million in 2017 related to this payment.

Research and development revenue represents collaboration services related to research and development programs conducted on behalf of third parties in 2017.

We recorded $3.0 million in milestone revenue from Shire for the year ended December 31, 2016 in connection with Shire’s initiation of the Phase 1/2 clinical trial of SHP656. Shire terminated further development of SHP656 in 2017.

Cost of Revenue

There was no cost of revenue associated with the sub-license revenue for the year ended December 31, 2017. Cost of research and development revenue represents collaboration services related to research and development programs conducted on behalf of third parties in 2017. There was no cost of revenue for the year ended December 31, 2016.

Research and Development Expense

Overall, corporate R&D expenses for the year ended December 31, 2017 decreased by $39.7 million primarily due to the decrease of IPR&D expense of $39.5 million. During the year ended December 31, 2016, we expensed $39.5 million of IPR&D associated with the closing of our acquisition of XBIO-101 from Kevelt. There was no similar expense in 2017. Excluding the effects of the IPR&D expense, R&D expenses decreased $0.2 million, or 4.2% to $4.1 million from $4.2 million in the comparable period in 2016.

The table below sets forth the research and development expenses incurred by category of expense for the years ended December 31, 2017 and 2016.

	Year ended December 31,
Category of Expense	2017	2016
IPR&D expense	$–	$39,500,000
Outside services and Contract Research Organizations	3,094,583	1,845,381
Share-based expense	101,400	1,425,995
Personnel costs	568,376	721,168
Other	295,641	245,270
Total research and development expense	$4,060,000	$43,737,814

The decrease in R&D expenses exclusive of the IPR&D charge was primarily due to a decrease in share-based expense related to warrants issued to Serum Institute in 2016. In addition, personnel costs for the year ended December 31, 2016 included certain bonus payments to employees that were earned in connection with our November 2016 public offering. No such bonuses were earned in 2017. These decreases were substantially offset by an increase in outside services and CROs as we commenced our Phase 2 clinical trial for XBIO-101.

General and Administrative Expense

General and administrative expenses increased by approximately $0.2 million or 3.7% for the year ended December 31, 2017 to $6.9 million from $6.7 million in the comparable period in 2016. The most significant drivers of the change were related to increases in personnel costs including an increase in salary, share-based compensation and travel as well as an approximate $0.6 million accrual recorded in the fourth quarter of 2017 in connection with severance to be paid out in 2018. In December 2016, we hired our Chief Operating Officer and, in April 2017, we hired our Chief Financial Officer. Substantially all of the accrued severance related to a settlement agreement with our former Chief Executive Officer who separated from the Company in November 2017. These increases were substantially offset by a decrease in costs associated with our public offering in 2016 and a decrease in consulting costs as a result of the hiring of our full-time Chief Financial Officer.

Hybrid Debt Instruments

During the year ended December 31, 2016, we recorded a net loss of approximately $0.3 million associated with hybrid debt instruments representing a $1.7 million loss on issuance and $0.7 million of interest and amortization expenses associated with the instruments, both offset by a $2.1 million gain from changes in derivative fair value. The gain recognized primarily related to the final mark-to-market immediately prior to conversion of the host debt instruments. An aggregate of approximately $6.4 million in loss was recognized on the conversion of debt in April and November 2016. The conversion rate was $4.95 per share. As such, we issued to Pharmsynthez approximately 1.4 million shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. All hybrid debt instruments were settled in November 2016 and none were issued in 2017 or outstanding as of December 31, 2017 and 2016, respectively.

Other Expense

Other expense decreased approximately $44,000, or 51.9%, to approximately $41,000 for the year ended December 31, 2017 from approximately $85,000 in 2016. This decrease was primarily related to changes in foreign currency exchange rates between periods.

Interest Expense

Interest expense decreased by approximately $0.7 million, or 99.8%, to approximately $2,000 for the year ended December 31, 2017. The decrease is due to the settlement of all outstanding debt in connection with the proceeds from our underwritten public offering in November 2016.

Liquidity and Capital Resources

We incurred a net loss of approximately $3.6 million for the year ended December 31, 2017. We had an accumulated deficit of approximately $145.9 million at December 31, 2017 as compared to an accumulated deficit of approximately $142.3 million as of December 31, 2016. Working capital was approximately $3.9 million and $6.5 million at December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2017, our working capital decreased by $2.6 million due primarily to outflows for general operating costs and costs related to our XBIO-101 phase 2 clinical trial. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the near term in order to continue the pursuit of our business plan and continue as a going concern.

Our principal source of liquidity consists of cash. At December 31, 2017, we had approximately $5.5 million in cash and $1.9 million in accounts payable and accrued expenses. At December 31, 2016, we had approximately $4.0 million in cash and $1.8 million in accounts payable and accrued expenses.

We have historically relied upon sales of our equity securities to fund our operations. Since 2005, we have raised approximately $60.0 million in proceeds from offerings of our common and preferred stock, including net proceeds of approximately $9.0 million from our underwritten public offering in November 2016. We have also received approximately $20.0 million from revenue producing activities from 2005 through December 31, 2017, including a cash payment from Shire of a $3.0 million clinical milestone payment in January 2017 and a cash payment from Baxalta of a $7.5 million sublicense payment in November 2017. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Shire. We expect the majority of our funding through equity or equity-linked instruments, debt financings and/or licensing agreements to continue as a trend for the foreseeable future.

In October 2017, we entered into a Sublicense Agreement with Baxalta. Pursuant to the Sublicense Agreement, we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents related to our PolyXen technology that were previously exclusively licensed to Baxalta in connection with the Covered Products. Pursuant to the Sublicense Agreement, Baxalta paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and agreed to pay us single digit royalty payments based upon net sales of the Covered Products throughout the terms of the Sublicense Agreement, each of which is conditioned upon the performance of the sublicense contemplated by the Sublicense Agreement.

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

Our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our audited financial statements for the year ended December 31, 2017 expressing doubt as to our ability to continue as a going concern. We will need to raise additional capital in order to sustain our operations. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, reduce general and administrative expenses, and delay or cease the purchase of clinical research services, dispose of technology or assets, pursue an acquisition of our company by another party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our drug candidates, technologies or potential markets, file for bankruptcy or cease operations altogether.

We continue to seek appropriate out-license arrangements for our PolyXen™ and ErepoXen™ technologies, among others, but are currently unable to reliably predict whether or when we may enter into an agreement. Due to the uncertainties inherent in the clinical research process and unknown future market conditions, there can be no assurance any of our technologies will lead to any future income.

Cash Flows from Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2017 totaled approximately $1.5 million primarily due to the receipt of the $3.0 million clinical milestone payment from Shire in January 2017. Cash flow from this clinical milestone payment was substantially offset by our net loss of $3.6 million, which included $1.8 million of non-cash share-based compensation expense.

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

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2017 included approximately $9,000 for the purchase of assets consisting primarily of computer equipment.

Cash flows used in investing activities for the year ended December 31, 2016 included approximately $17,000 for the purchase of assets consisting of laboratory and computer equipment.

As of December 31, 2017, there were no material commitments for capital expenditures.

Cash Flow from Financing Activities

For the year ended December 31, 2017, there were no significant cash sources or uses from financing activities.

For the year ended December 31, 2016, we raised approximately $4.5 million and approximately $9.0 million from the issuances of short-term promissory notes and the public offering, respectively. From the proceeds of the public offering, we repaid approximately $0.8 million of debt liabilities in cash and settled the remaining in non-cash conversion transactions.

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

The following table represents our contractual obligations as of December 31, 2017, aggregated by type:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$148,246	$123,663	$24,583	$–	$–
Total	$148,246	$123,663	$24,583	$–	$–

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph/Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 30, 2018

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$5,533,062	$4,048,131
Restricted cash	66,510	66,510
Accounts receivable	–	3,000,000
Prepaid expenses and other	285,005	1,224,009
Total current assets	5,884,577	8,338,650

Property and equipment, net	27,846	42,366
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	724,713	66,342

Total assets	$19,163,643	$20,973,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$786,779	$1,006,903
Accrued expenses	1,135,653	838,888
Other current liabilities	21,234	20,205
Total current liabilities	1,943,666	1,865,996

Deferred tax liability	2,918,518	2,918,518
Other liabilities	–	19,876

Total liabilities	4,862,184	4,804,390

Commitments and contingent liabilities (Note 14)

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 2,120,742 and 2,305,742 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2,120	2,305
Series A, $0.001 par value: 970,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	970	970
Common stock, $0.001 par value; 45,454,546 shares authorized as of December 31, 2017 and December 31, 2016; 9,041,426 and 8,731,029 shares issued as of December 31, 2017 and December 31, 2016, respectively; 8,717,541 and 8,407,144 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	9,040	8,730
Additional paid in capital	165,249,912	163,522,921
Accumulated deficit	(145,933,137)	(142,338,005)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	14,301,459	16,169,475

Total liabilities and stockholders' equity	$19,163,643	$20,973,865

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2017	2016
Revenue
Licenses	$7,500,000	$–
Milestones	–	3,000,000
Collaboration services	85,000	–
Total revenues	7,585,000	3,000,000

Operating costs and expenses:
Cost of research and development revenue	(156,119)	–
Research and development	(4,060,000)	(43,737,814)
General and administrative	(6,937,643)	(6,692,786)
Loss from operations	(3,568,762)	(47,430,600)

Other income (expense):
Change in fair value of derivative liability	–	2,125,113
Loss on issuance of hybrid debt instruments	–	(1,690,784)
Loss on conversion of debt	–	(6,394,921)
Other expense	(41,096)	(85,374)
Interest income	16,544	32
Interest expense	(1,818)	(729,572)
Total other expense	(26,370)	(6,775,506)

Net loss	(3,595,132)	(54,206,106)
Accretion of beneficial conversion feature on convertible preferred stock	–	(4,035,260)

Net loss applicable to common stockholders	(3,595,132)	(58,241,366)
Total comprehensive loss	$(3,595,132)	$(54,206,106)

Basic and diluted loss per share applicable to common stockholders	$(0.41)	$(7.84)

Weighted-average shares of common stock outstanding, basic and diluted	8,665,763	7,430,574

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2016	–	$–	4,909,686	$4,909	$99,763,101	$(88,131,899)	$253,734	$(5,281,180)	$6,608,665
Issuance of common stock to vendors	–	–	253,630	254	1,174,383	–	–	–	1,174,637
Exchange of common stock for Series A preferred stock	970,000	970	(970,000)	(970)	–	–	–	–	–
Warrant expense	–	–	–	–	1,121,466	–	–	–	1,121,466
Issuance of warrants in connection with debt (net of issuance costs of $38,163)	–	–	–	–	2,069,673	–	–	–	2,069,673
Conversion of notes	–	–	1,313,132	1,313	12,014,887	–	–	–	12,016,200
Settlement of accrued interest in common stock	–	–	59,904	60	237,184	–	–	–	237,244
Issuance of common stock in connection with completion of asset acquisition	–	–	3,045,455	3,045	34,899,399	–	–	–	34,902,444
Issuance of warrants in connection with completion of asset acquisition	–	–	–	–	853,039	–	–	–	853,039
Issuance of Series B preferred stock in public offering (net of issuance costs of $319,343)	2,424,242	2,424	–	–	5,703,577	–	–	–	5,706,001
Issuance of Warrants in public offering (net of issuance costs of $210,657)	–	–	–	–	3,763,997	–	–	–	3,763,997
Record beneficial conversion feature in connection with public offering	–	–	–	–	4,035,260	–	–	–	4,035,260
Acrete beneficial conversion feature in connection with public offering	–	–	–	–	(4,035,260)	–	–	–	(4,035,260)
Conversion of Series B preferred stock to shares of common stock	(118,500)	(119)	118,500	119	–	–	–	–	–
Share-based payments	–	–	–	–	1,922,215	–	–	–	1,922,215
Adjust shares in connection with 2014 reverse merger and 2016 reverse split	–	–	722	–	–	–	–	–	–
Net loss	–	–	–	–	–	(54,206,106)	–	–	(54,206,106)
Balance as of December 31, 2016	3,275,742	$3,275	8,731,029	$8,730	$163,522,921	$(142,338,005)	$253,734	$(5,281,180)	$16,169,475
Conversion of notes	–	–	125,397	125	(125)	–	–	–	–
Conversion of Series B preferred stock to shares of common stock	(185,000)	(185)	185,000	185	–	–	–	–	–
Share-based payments	–	–	–	–	1,784,129	–	–	–	1,784,129
Common stock awards to vendors	–	–	–	–	69,303	–	–	–	69,303
Warrant expense	–	–	–	–	(126,316)	–	–	–	(126,316)
Net loss	–	–	–	–	–	(3,595,132)	–	–	(3,595,132)
Balance as of December 31, 2017	3,090,742	$3,090	9,041,426	$9,040	$165,249,912	$(145,933,137)	$253,734	$(5,281,180)	$14,301,459

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,595,132)	$(54,206,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process research and development expense	–	39,500,000
Depreciation	23,784	36,449
Amortization of hybrid debt instrument discount	–	544,480
Non-cash interest expense	–	174,519
Share-based payments	1,784,129	1,922,215
Change in value of warrants issued for services	(126,316)	1,121,466
Vendor share-based payments	135,280	180,971
Change in fair value of derivative liability	–	(2,125,113)
Loss on issuance of hybrid debt instruments	–	1,690,784
Hybrid debt instrument issuance costs	–	(12,093)
Loss on conversion of debt	–	6,394,921
Settlement of accounts payable with common stock	–	243,667
Changes in operating assets and liabilities:
Accounts receivable	3,000,000	(3,000,000)
Prepaid expenses and other assets	280,633	(234,924)
Accounts payable, accrued expenses and other liabilities	(8,183)	(1,018,411)
Net cash provided by (used in) operating activities	1,494,195	(8,787,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,264)	(16,793)
Net cash used in investing activities	(9,264)	(16,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	–	4,500,000
Payments on debt	–	(369,958)
Proceeds from issuance of units in offering	–	8,969,998
Payments on loan from related party	–	(380,170)
Net cash provided by financing activities	–	12,719,870

Net change in cash, excluding restricted cash	1,484,931	3,915,902
Cash at beginning of period	4,048,131	132,229

Cash at end of period	$5,533,062	$4,048,131
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,932	$15,836

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid in common stock	$–	$255,607
Purchase of XBIO-101 IPR&D with common stock	$–	$39,500,000
Issuance of note in settlement of deferred payroll costs	$–	$369,958
Reclassification of related party loan principal to accounts payable	$–	$14,830
Exchange of common stock for Series A preferred stock	$–	$970
Conversion of Series B preferred stock to common stock	$185	$119
Convertible debt paid in common stock	$–	$7,000,000
Convertible debt paid in public offering units	$–	$500,000
Issuance of warrants in connection with debt	$–	$2,107,836
Recording of derivative liability in connection with debt	$–	$4,120,359
Reclassification of common shares issuable to accounts payable	$65,977	$–
Issuance of common stock for promissory note converted in 2016	$125	$–

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic,” the “Company,” “we” or “us”), incorporated in the state of Nevada and based in Lexington, Massachusetts, is a biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel oncology therapeutics. The Company’s 170+ patent portfolio covers next generation biologic drugs and novel oncology drug therapeutics and provides protection for its current drug candidates and positions it well for strategic partnership and commercialization opportunities. The Company’s objective is to leverage its portfolio to maximize opportunities to out-license assets from its portfolio in order to generate working capital to both build long-term stockholder value and provide the Company with the funding necessary for clinical development of its oncology drug candidates through to market launch.

Xenetic incorporates its patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical industry collaborators to create what the Company believes will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. While the Company primarily focuses on researching and developing oncology drugs, it also has significant interests in drugs being developed by its collaborators to treat other conditions.

Xenetic’s lead investigational drug candidate is oncology therapeutic XBIO-101 (sodium cridanimod) for the treatment of progestin – resistant endometrial cancer. The Company has exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States (“CIS”). XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative (“PrR-”) endometrial cancer in conjunction with progesterone therapy. The Company is currently conducting a Phase 2 trial for XBIO-101, with the first patient dosed in October 2017, and expects to generate preliminary data from this trial before the end of 2018.

Xenetic’s lead proprietary technology is PolyXen™, an enabling platform technology which can be applied to protein or peptide therapeutics. It uses the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. PolyXen has been demonstrated in human clinical trials to confer prolonged half-life on biotherapeutics such as recombinant human erythropoietin (“rhEPO”) and recombinant Factor VIII (“rFVIII”). The Company believes this technology may be applied to a variety of drug candidates to enhance the properties of the therapeutic, potentially providing advantages over competing products.

In May 2017, Xenetic announced that its strategic collaborator, Shire plc (“Shire”), had terminated further development of SHP656, its polysialylated rFVIII drug candidate being developed using the Company’s proprietary PolyXen technology. While Shire’s Phase 1/2 trial demonstrated SHP656’s efficacy and pharmacokinetic data commensurate with the profile of an extended half-life rFVIII product, the pre-defined once-weekly dosing criterion set forth in the research, development, license and supply agreement was not met. To the Company’s knowledge, there were no drug-related adverse events, serious adverse events, or rFVIII inhibitors reported to date. Though the trial’s pre-defined once-weekly dosing criterion was not met, the Company intends to continue to explore the potential for future collaborations with Shire.

In October 2017, Xenetic entered into a Right to Sublicense Agreement (the “Sublicense Agreement”) with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively, with their affiliates, “Baxalta”) wholly-owned subsidiaries of Shire. Pursuant to the Sublicense Agreement, the Company granted to Baxalta the right to grant a nonexclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Baxalta pursuant to an agreement between the Company and Baxalta (the “Licensed Patents”) in connection with products relating to the treatment of blood and bleeding disorders (the “Covered Products”). The term of the Sublicense Agreement continues on a country-to-country basis until the expiration of the last-to-expire Licensed Patents or upon certification from Baxalta that it is not receiving compensation for sales of Covered Products in a given country, whichever is later (the “Term”).

Pursuant to the Sublicense Agreement, Baxalta (i) paid Xenetic a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and (ii) agreed to pay the Company a single digit royalty payments based upon net sales of the Covered Products throughout the Term, each of which is conditioned upon the performance of the sublicense contemplated by the Sublicense Agreement.

Xenetic’s drug candidates have resulted from its research activities or those of its collaborators and are in the development stage. As a result, the Company commits significant resources to its research and development activities and anticipates continuing to do so for the near future. To date, none of the Company’s drug candidates have received regulatory marketing authorization in the U.S. by the FDA nor in any other territories by any applicable agencies. Although the Company holds a broad patent portfolio, the focus of its internal development efforts is currently limited to research and development of its lead product candidate XBIO-101 due to capital restraints.

The Company, directly or indirectly, through its wholly-owned subsidiary, Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and its wholly-owned subsidiaries, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to Virexxa®, OncoHist™, PolyXen™, ErepoXen™, ImuXen™, and PulmoXen™.

Going Concern and Management’s Plan

The Company incurred a net loss of approximately $3.6 million for the year ended December 31, 2017 and had an accumulated deficit of approximately $145.9 million as of December 31, 2017. The Company had working capital of approximately $3.9 million at December 31, 2017 compared to working capital of approximately $6.5 million at December 31, 2016. The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the near term in order to pursue its business plan and continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Xenetic UK and its wholly owned subsidiaries: Lipoxen, Xenetic Bioscience, Incorporated, and SymbioTec. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue, costs and expenses in the financial statements and disclosures in the accompanying notes. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions.

Functional Currency Change

Effective April 1, 2015, the functional currency of the Company’s foreign subsidiaries changed from the British Pound Sterling to the United States (“U.S.”) dollar. The change in functional currency was applied on a prospective basis. Therefore, any gains and losses that were previously recorded in accumulated other comprehensive income remain unchanged.

Foreign Currency Transactions

Realized and unrealized gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies are recognized in “Other income (expense)” in the consolidated statements of comprehensive loss. Monetary assets and liabilities that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the consolidated statements of comprehensive loss.

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

Restricted Cash

As of December 31, 2017 and 2016, restricted cash represents a certificate of deposit that matures annually, and secures the Company’s outstanding letter of credit of approximately $0.1 million for the operating lease in Lexington, Massachusetts. The letter of credit is required to be maintained through the term of the lease, which expires in January 2019.

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

The Company assesses intangible assets with indefinite lives for impairment at least annually as of October 1, or when events or changes in the business environment indicate the carrying value may be impaired. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the acquired IPR&D is impaired. If the Company chooses to first assess the qualitative factors and it is determined that it is not more likely than not acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to perform in some periods but not in others.

No impairment was recorded during the years ended December 31, 2017 and 2016.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company assesses goodwill for impairment at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company performs its annual impairment review as of October 1.

No impairment was recorded during the years ended December 31, 2017 and 2016.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. No such impairments were recorded during the years ended December 31, 2017 and 2016.

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

The terms of the Company’s license agreements include delivery of an IP license to a collaboration partner. The Company may be compensated under license arrangements through a combination of non-refundable upfront receipts, development and regulatory objective receipts and royalty receipts on future product sales by partners. Non-refundable upfront license payments and development and regulatory milestone payments received by the Company in license and collaboration arrangements that include future obligations, such as supply obligations, are recognized ratably over the Company’s expected performance period under each respective arrangement. The Company makes its best estimate of the period over which the Company expects to fulfil the Company’s performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period.

When we enter into an arrangement to sub-license some of our patents we consider the performance obligations to determine if there is a single element or multiple elements to the arrangement as we determine the proper method and timing of revenue recognition. We consider the terms of the license for such elements as price adjustments or refund clauses in addition to any performance obligations for us to provide such as services, patent defense costs, technology support, marketing or sales assistance or any other elements to the arrangement that could constitute an additional deliverable to us that could change the timing of the revenue recognition. Non-refundable upfront license fees received, whereby continued performance or future obligations are considered inconsequential or perfunctory to the relevant licensed technology, are recognized as revenue upon delivery of the technology.

The Company expects to recognize royalty revenue in the period of sale, based on the underlying contract terms, provided that the reported sales are reliably measurable, the Company has no remaining performance obligations, and all other revenue recognition criteria are met.

Reimbursements for research and development services completed by the Company related to the collaboration agreements are recognized in operations as revenue on a gross basis.

The Company’s license and collaboration agreements with certain collaboration partners could also provide for future milestone receipts to the Company based solely upon the performance of the respective collaboration partner in consideration of deadline extensions or upon the achievement of specified sales volumes of approved drugs. For such receipts, the Company expects to recognize the receipts as revenue when earned under the applicable contract terms on a performance basis or ratably over the term of the agreement. These receipts may also be recognized as revenue when continued performance or future obligations by the Company are considered inconsequential or perfunctory.

See also Note 4, Significant Strategic Drug Development Collaborations – Related Parties.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations and other outside expenses. The Company expenses research and development costs as incurred. The Company expenses upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition.

The Company is required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice it in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of the estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	program managers in connection with overall program management of clinical trials;
•	CROs in connection with clinical trials; and
•	investigative sites in connection with clinical trials.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. As of December 31, 2017, the Company has recorded deferred program expense of approximately $33,000 as a component of prepaid expenses and other current assets.

Share-based Payments

Stock options and restricted stock units

The Company grants share-based payments in the form of options and restricted stock units (“RSUs”) to employees and non-employees, Joint Share Ownership Plan (“JSOP”) awards to employees, as well as agreements to issue common stock in exchange for services provided by non-employees.

Share-based compensation expense is based on the fair value of the option or calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. The expected volatility rates are estimated based on the actual volatility of the Company and of comparable public companies over the expected term of the option. The expected terms represent the time that options are expected to be outstanding. The Company accounts for forfeitures as they occur and not at the time of grant. The Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Upon exercise, stock options are redeemed for newly issued shares of common stock. RSUs are redeemed for newly issued shares of common stock as the vesting provisions of the grant are met.

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite vesting period of the awards.

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

The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) effective January 1, 2017. ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this standard did not have a material impact on the Company's financial statements or related disclosures as:

•	There have been no stock option exercises as a U.S. company and, therefore, there are no excess tax benefits related to windfalls. Moreover, the Company maintains a full valuation allowance and expects to do so for the foreseeable future;

•	The Company has elected to account for forfeitures as they occur, which the Company adopted using a modified retrospective approach and there was no material cumulative effect adjustment to be recorded to opening retained earnings; and

•	The Company will classify cash paid to taxing authorities arising from the withholding of shares from employees in cash flows from financing activities.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 11, Stockholders’ Equity.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis.

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards, prior to exercise, are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation. As of December 31, 2017 and 2016, there were approximately 0.3 million JSOP awards issued.

For the years ended December 31, 2017 and 2016, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2017 and 2016, approximately 0.6 million and 1.7 million potentially dilutive securities, respectively, were deemed anti-dilutive.

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

When determining the fair value of tangible assets acquired, the Company estimates the cost to replace the asset with a new asset, taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, the Company uses judgment to estimate the applicable discount rate, growth rates and the timing and amount of future cash flows. The fair value of assets acquired and liabilities assumed is typically determined using the assistance of an independent third-party specialist.

Business combination related costs are expensed in the period in which the costs are incurred. Asset acquisition related costs are generally capitalized as a component of cost of the assets acquired.

Recent Accounting Standards

In January 2017, the FASB issued ASU 2017-04: Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment that eliminates the requirement to calculate implied fair value of goodwill to measure a goodwill impairment charge. Instead, the new guidance will require entities to take an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company no later than 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning after December 15, 2017, but early adoption is permissible. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company does not have any revenue generating contracts with customers and, therefore, the adoption of this new revenue standard will not have a material impact on the consolidated financial statements. The Company adopted the new revenue standard on January 1, 2018 using the modified retrospective approach.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815); (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted ASU 2017-11 and has determined there is no material effect on its consolidated financial statements.

The Company has considered other recent accounting standards and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Acquisitions

2015 Asset Purchase and Financing Agreement

In November 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with PJSC Pharmsynthez (“Pharmsynthez”) and AS Kevelt (“Kevelt”), a wholly owned subsidiary of Pharmsynthez, providing for the transfer to the Company of certain intellectual property rights with respect to XBIO-101 in exchange for, among other conditions, approximately 3.4 million shares of the Company’s common stock. The APA also provided for up to $10.0 million in financing proceeds beginning with the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “Initial APA Note”) and the issuance of certain warrants covering up to half the amount of the Initial APA Note. Of the approximate 3.4 million total shares exchanged, 0.3 million were issued in December 2015 to two individuals associated with Pharmsynthez and Kevelt and inventors of a provisional patent transferred in connection with the APA.

On April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring certain intellectual property rights with respect to the immunomodulator product XBIO-101 held by Kevelt and grant of the worldwide right to develop, market and license XBIO-101 for certain uses, excluding CIS countries. The fair value of the asset acquired was $39.5 million, which included Company common stock issued of $38.6 million and warrants with a fair value of $0.9 million.

In connection with the closing of the APA, Pharmsynthez converted all the then outstanding convertible notes in the principal amount of $6.5 million, which included the Initial APA Note of $3.5 million as well as $3.0 million of notes issued by the Company in July 2015 (plus accrued interest of approximately $0.3 million). The conversion rate as set forth in the notes was $4.95 per share. As such, the Company issued to Pharmsynthez approximately 1.4 million shares of its common stock in connection with conversion of the convertible notes which, together with the approximate 3.0 million shares of common stock issued in connection with the closing of the APA, resulted in an aggregate of 4.4 million new shares of common stock being issued to Pharmsynthez.

4.	Significant Strategic Drug Development Collaborations – Related Parties

Shire plc

The Company is party to an exclusive research, development and license agreement with Baxalta US Inc. and Baxalta AB, wholly owned subsidiaries of Shire, related to the development of a novel series of polysialylated blood coagulation factors. This collaboration with Shire relies of the Company’s PolyXen technology to conjugate PSA with therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the half-life of these biologic molecules. The agreement grants Shire a worldwide, exclusive, royalty-bearing license to the Company’s PSA patented and proprietary technology in combination with Shire’s proprietary molecules designed for the treatment of blood and bleeding disorders. The first program under this agreement was a next generation Factor VIII protein product candidate (“SHP656”).

In December 2016, Shire reached a milestone of its Phase 1/2 clinical trial for the treatment of hemophilia with SHP656, triggering a $3.0 million payment to be paid to the Company pursuant to the agreement with Shire. The Company determined the milestone to be non-substantive because all significant performance obligations to achieve the contingent payments were the responsibility of Shire with only negligible amount by the Company of effort to fulfill its obligations, specifically assistance on a research committee. As the amount allocable to the remaining performance period was negligible, the Company recognized the full $3.0 million in milestone revenue in connection with this collaboration during the year ended December 31, 2016.

In May 2017 Shire provided an update on the Phase 1/2 clinical study indicating that SHP656’s efficacy and pharmacokinetic data commensurate with the profile of an extended half-life rFVIII product. Additionally, to the Company’s knowledge, there were no drug-related adverse events, serious adverse events, or rFVIII inhibitors reported. However, the pre-defined once-weekly dosing criterion was not met and the Factor VIII program was terminated by Shire.

On October 27, 2017, the Company entered into the Sublicense Agreement with Baxalta, Pursuant to the Sublicense Agreement, the Company granted to Baxalta the right to grant a nonexclusive sublicense to certain Licensed Patents in connection with the Covered Products. Pursuant to the Sublicense Agreement, Baxalta (i) paid the Company a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and (ii) agreed to pay to the Company single digit royalty payments based upon net sales of the Covered Products throughout the Term. The Company recognized the full $7.5 million as license revenue in connection with this Sublicense Agreement during the year ended December 31, 2017.

SynBio LLC

In August 2011, SynBio LLC (“SynBio”) and the Company entered into a stock subscription and collaborative development of pharmaceutical products agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop pharmaceutical products using certain molecule(s) based on SynBio’s technology and the Company’s proprietary technology (PolyXen, OncoHist and ImuXen) that prolongs the active life and/or improves the pharmacokinetics of certain therapeutic proteins and peptides (as well as conventional drugs). In return, SynBio granted an exclusive license to the Company to use the pre-clinical and clinical data generated by SynBio in certain agreed products and engage in the development of commercial candidates.

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

Through December 31, 2017, the Company and SynBio continued to engage in research and development activities with no resultant commercial products. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2017 and 2016.

SynBio was an affiliate of the Company in 2016 with a share ownership of 9.8% of the total issued common stock of the Company as of December 31, 2016. In addition to its common stock ownership, SynBio also held outstanding warrants to purchase the Company’s common stock and all of the Company’s issued and outstanding Series A Preferred Stock. In 2017, SynBio became a wholly-owned subsidiary of Pharmsynthez and all ownership percentages previously held by SynBio are combined with Pharmsynthez. See Note 11, Stockholders’ Equity.

Serum Institute of India Limited

In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute providing Serum Institute an exclusive license to use the Company’s PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute is responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement.

Through December 31, 2017, the Company and Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2017 and 2016.

Serum Institute is a related party of the Company with a share ownership of approximately 7.2% and 7.5% of the total issued common stock of the Company as of December 31, 2017 and 2016, respectively. In addition to its’ common stock ownership, Serum Institute holds outstanding warrants to purchase the Company’s common stock. See Note 11, Stockholders’ Equity.

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

In addition to collaborative research and development, the Company and Pharmsynthez engaged in certain financing transactions during 2017 and 2016 which included the issuance by the Company to Pharmsynthez of $4.5 million in promissory notes with warrant coverage during 2016 as well as participation by Pharmsynthez in the Company’s November 2016 public offering. For discussion of these transactions refer to Note 8, Hybrid Debt Instruments, and Note 11, Stockholders’ Equity.

Pharmsynthez is an affiliate and controlling stockholder of the Company with a share ownership of approximately 61.5% and 52.6% of the total issued common stock of the Company as of December 31, 2017 and 2016, respectively. In addition to its common stock ownership, Pharmsynthez holds outstanding warrants to purchase the Company’s common stock, approximately 1.5 million shares of the Company’s issued and outstanding Series B Preferred Stock, and all of the Company’s issued and outstanding Series A Preferred Stock through its wholly-owned subsidiary, SynBio. See Note 11, Stockholders’ Equity.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
Laboratory equipment	$264,583	$264,583
Office and computer equipment	46,634	37,370
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment	358,321	349,057
Less accumulated depreciation	(330,475)	(306,691)
Property and equipment – net	$27,846	$42,366

Depreciation expense was approximately $24,000 and $36,000 for the years ended December 31, 2017 and 2016, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2016	$3,283,379
No changes	–
Balance as of December 31, 2016	$3,283,379
No changes	–
Balance as of December 31, 2017	$3,283,379

As of October 1, 2017 and 2016, the dates of the Company’s annual impairment review, the fair value of the Company’s goodwill balance exceeded its carrying value.

Indefinite-Lived Intangible Assets

The Company’s acquired indefinite-lived intangible asset, OncoHist, is IPR&D relating to the Company’s business combination with SymbioTec in 2012. The carrying value of OncoHist was approximately $9.2 million as of December 31, 2017 and 2016. No impairment was recorded during the years ended December 31, 2017 and 2016. OncoHist is not yet commercialized and, therefore, has not yet begun to be amortized as of December 31, 2017.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2017	December 31, 2016
Accrued payroll and benefits	$723,488	$109,315
Accrued professional fees	389,086	477,345
Accrued research costs	11,477	208,751
Other	11,602	43,477
	$1,135,653	$838,888

On November 2, 2017, the Company entered into a Settlement Agreement with M. Scott Maguire, former Chief Executive Officer of the Company (the “Settlement Agreement”), which terminated the Employment Agreement dated November 3, 2009, between Xenetic UK and Mr. Maguire. Pursuant to the terms of the Settlement Agreement, Mr. Maguire will continue to receive his current base salary and benefits for a period of 12 months, received a lump sum termination payment of £30,000 and will be reimbursed for certain tax liabilities as described in the Settlement Agreement. As of December 31, 2017, the Company expensed approximately $0.4 million of accrued payroll and benefits related to future payments required to be made to Mr. Maguire in accordance with the Settlement Agreement. Additionally, Mr. Maguire’s unvested stock options will immediately vest on October 31, 2018, upon the terms and conditions specified in the Settlement Agreement, and Mr. Maguire will have until June 10, 2020 to exercise the vested options.

8. Hybrid Debt Instruments

During 2015 and 2016, the Company entered into several financing arrangements which included the issuance of convertible notes and warrants to purchase shares of common stock.

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Pharmsynthez providing for the issuance of a minimum of a $3.0 million 10% Senior Secured Collateralized Convertible Promissory Note (the “SPA Note”). The SPA also provided for the issuance of certain warrants up to the amount of the SPA Note to purchase shares of common stock at the lesser of $6.60 per share and 120% of the price per share in the Company’s next capital raise of at least $7 million (the “Exercise Price”).

On November 13, 2015, the Company entered into the APA with Pharmsynthez and Kevelt providing for, among other things, the issuance of a minimum of a $3.5 million 10% Senior Secured Collateralized Convertible Promissory Note (the “Initial APA Note”) and the issuance of certain warrants. The warrants covered up to half the amount of the Initial APA Note to purchase shares of common stock at the Exercise Price. During the quarter ended March 31, 2016, the Company issued $3.5 million of convertible debt as well as the associated warrants, both in connection with the Initial APA Note. A $1.6 million loss was recorded upon the issuance of hybrid debt instruments. In addition, a $1.9 million gain was recorded during 2016 reflecting the change in fair value of hybrid instruments during the period.

On April 22, 2016, Pharmsynthez converted all of the then outstanding convertible notes issued by the Company to Pharmsynthez in the principal amount of $6.5 million plus accrued interest of approximately $0.2 million, resulting in a $6.2 million loss. The conversion rate was $4.95 per share. As such, the Company issued to Pharmsynthez approximately 1.4 million shares of common stock in connection with conversion of the convertible notes. The related embedded derivatives, which had been bifurcated from the host debt and accounted for separately, were settled by action of the conversion. Both the final mark-to-market gain and the loss on conversion were recorded in other income (expense) in the consolidated statement of comprehensive loss for the year ended December 31, 2016.

On July 1, 2016, the Company issued a convertible promissory note (the “Note”) in the amount of $500,000 to Pharmsynthez. In consideration for the Note, the Company issued Pharmsynthez warrants (the “Warrants”) to purchase 50,506 shares of its common stock at the Exercise Price. The Note was convertible into shares of the Company’s common stock at any time at a conversion price of $4.95 per share (subject to price protection and usual and customary adjustments). The Warrants could be exercised at any time through the five-year anniversary. The maturity date of the Note was one year from issuance and was convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time in accordance with the terms contained therein. Upon a public offering, as such term was defined in the Note, the holder was required to convert the Note to shares of the Company’s common stock in accordance with the conversion terms contained therein.

On July 1, 2016, the Company issued a convertible promissory note in the amount of $369,958 (the “CEO Note”) and warrants to purchase 37,369 shares of the Company’s common stock at the Exercise Price to Mr. Scott Maguire, the Company’s former CEO, for his deferred salary. Upon a public offering, as defined, and at the option of the holder, the CEO Note could be settled in cash or by means of conversion into shares of common stock in accordance with the conversion terms contained therein. Upon completion of its public offering, the Company settled the CEO Note and the related interest of $13,176 in cash on November 7, 2016.

On August 26 and September 9, 2016, the Company issued convertible promissory notes (the “Further Notes”) in the amount of $178,000 and $322,000, respectively, and warrants to purchase 50,506 shares of its common stock at the Exercise Price to Pharmsynthez. The notes were convertible into shares of the Company’s common stock at any time at a conversion price of $4.00 per share (subject to price protection and usual and customary adjustments) or may be applied toward a public offering, at the option of Pharmsynthez. The maturity date of the Further Notes was one year from issuance and were convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time in accordance with the terms contained therein. Upon the closing of the Company’s underwritten public offering in November 2016, the balance of the Further Notes automatically converted into units of the Company’s public offering in accordance with the conversion terms contained therein.

The Note, CEO Note and Further Notes (together, the “Period Notes”) shared the same principal terms and features. The Period Notes were convertible debt and included embedded debt-like features and were reflected as a hybrid debt instrument.

The fair value of the compound derivative was bifurcated from the Period Notes and remeasured at each report date until they were settled, with changes in fair value recognized in the consolidated statement of comprehensive loss as a change in fair value of derivative liability. Refer to Note 9, Fair Value Measurements, for a table showing changes in the combined compound derivative during the year ended December 31, 2016.

The key assumptions used to calculate the estimated fair value of the compound derivative liability at each issuance and subsequent report date included the Company’s stock price ($4.50 - $16.83), expected volatility (100% - 115%), and risk-free interest rate (0.28% - 0.68%).

A $0.1 million loss on issuance of hybrid instrument was recorded upon the issuance of the Period Notes. This amount was recorded as a loss in other income (expense) in the consolidated statement of comprehensive loss for the year ended December 31, 2016.

On November 7, 2016, the Company closed an approximate $10.0 million underwritten public offering (see Note 11, Stockholders’ Equity). In connection with the offering and pursuant to the respective terms therein, the balances of the Period Notes were settled as follows:

-	The Note converted to shares of common stock,
-	The CEO Note was settled in cash, and
-	The Further Notes converted into units which are included in the aggregate 2,424,242 offering units discussed in Note 11, Stockholders’ Equity.

Following the November 2016 settlement of these instruments, all outstanding convertible debt and embedded debt-like instruments under these financing arrangements were retired. As a result, no hybrid debt instruments were outstanding as of December 31, 2017 and December 31, 2016, respectively. Interest expense (including both debt discount amortization and coupon rate) related to the SPA Note, the Initial APA Note, and the Period Notes of approximately $0.7 million was recognized in the consolidated statement of comprehensive loss for the twelve months ended December 31, 2016.

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

The Company’s cash and restricted cash are measured at fair value and are classified as Level 1 in the fair value hierarchy. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. The Company measures derivative liabilities at fair value on a recurring basis and classifies derivative liabilities as Level 3 in the fair value hierarchy.

There were no financial instruments classified as Level 3 in the fair value hierarchy during the year ended December 31, 2017. The following table provides a summary of the changes in fair value of the compound derivative instrument measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2016.

Balance as of January 1, 2016	$(3,544,222)
Issuance of compound derivative instrument	(4,120,359)
Change in fair value of compound derivative instrument	2,125,113
Settlement of derivative instruments through conversion of debt host	5,539,468
Balance as of December 31, 2016	$–

10.	Income Taxes

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

The components of loss before income taxes are as follows:

	Year ended December 31,
	2017	2016
Domestic (U.S.)	$(5,889,926)	$(12,253,271)
Foreign (U.K.)	2,398,830	(41,837,056)
Foreign (Germany)	(104,036)	(115,779)
Loss before income taxes	$(3,595,132)	$(54,206,106)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit is as follows:

	Year ended December 31,
	2017	2016
Federal	$(1,222,345)	(18,429,763)
State	(303,315)	(455,191)
Increase in tax losses not recognized	(359,833)	9,751,401
Permanent differences, net	162,543	780,836
Mark to market	–	992,621
Foreign rate differential	(383,601)	6,923,116
Share-based payments, net	(22,087)	524,131
Changes per enacted tax reform	2,320,059	–
Enhanced research and development tax credits	(191,421)	(87,151)
Net provision (benefit) for income taxes	$–	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2017	2016
Deferred tax assets:
U.K. net operating loss carryforwards	$7,641,719	$6,868,717
U.K. capital loss carryforwards	1,378,643	1,259,062
U.S. federal net operating loss carryforwards	2,606,017	3,061,669
IPR&D	6,776,473	6,630,745
Share-based payments	1,527,615	1,534,992
Enhanced research and development tax credits	1,060,200	796,256
Germany net operating loss carryforwards	516,401	424,432
U.S. state net operating loss carryforwards	1,057,856	749,812
Accrued expenses	198,067	174,424
Depreciation	1,948	3,673
Other	–	–
Total deferred tax assets before valuation allowance	22,764,939	21,503,782
Valuation allowance for deferred tax assets	(22,764,939)	(21,503,782)
Deferred tax liabilities:
Indefinite-lived intangible asset	(2,918,518)	(2,918,518)
Debt discount	–	–
Total deferred tax liabilities	(2,918,518)	(2,918,518)
Net deferred tax assets and liabilities	$(2,918,518)	$(2,918,518)

For the years ended December 31, 2017 and 2016, the Company had U.K. net operating loss carryforwards of approximately $45.0 million and $41.1 million, respectively, U.S. federal net operating loss carryforwards of approximately $13.5 million and $9.8 million, respectively, U.S. state net operating loss carryforwards of approximately $13.3 million and $9.4 million, respectively, and Germany net operating loss carryforwards of approximately $1.6 million and $1.3 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. The U.S. federal and state net operating loss carryforwards begin to expire in 2032.

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

On December 22, 2017, the United States enacted new tax reform (“Tax Cuts and Jobs Act”). The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. Beginning with the year ending December 31, 2018, the corporate statutory rates on U.S. earnings will be reduced from 34% to 21%. The impact of the future rate reduction for the year ending December 31, 2017, was approximately $2.3 million relating to the revaluation of the net deferred tax assets. Other than the reduction in statutory rate, the Company does not anticipate the regulations will have a material impact on income taxes in future years. The Tax Cuts and Jobs Act also contains a provision requiring companies to repatriate all aggregate post 1986 earnings and profits of foreign corporations. The Company has estimated that the repatriation will be zero under a provisional basis under SAB118.

As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. Upon adoption of this standard in 2017, the Company has recognized their previously unrecognized excess tax benefits, which resulted in a cumulative-effect increase of $0.1 million to their deferred tax assets along with an increase to the corresponding valuation allowance against these deferred tax assets.

As of December 31, 2017 and 2016, the Company did not record any uncertain tax positions. The changes to uncertain tax positions for 2017 and 2016 were as follows:

Year ended December 31,
	2017	2016
Uncertain tax benefits as of January 1	$–	$–
Gross adjustments in tax positions	–	–
Uncertain tax positions as of December 31	$–	$–

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years ending 2012 through 2017 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2017. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

Potential 382 Limitation

The Company’s net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service.  The Company’s ability to utilize its net operating loss (“NOL”) and research and development credit (“R&D”) carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined in Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether one or more ownership changes have occurred since it became a loss corporation as defined in Section 382 of the Code, but the Company believes that it is likely that an ownership change has occurred. If the Company has experienced an ownership change, utilization of the NOL and R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Until a study is completed, and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on the Company’s operating results.

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

The Company net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

11.	Stockholders’ Equity

Reverse Stock Split

On May 16, 2016, the Company’s board of directors approved a reverse stock split on a 1 for 33 basis, in the Company’s authorized common stock, along with a corresponding and proportional decrease in the number of shares of the Company’s common stock issued and outstanding. This reduction was filed with the Nevada Secretary of State on May 18, 2016 but required a review by the Financial Industry Regulatory Authority, Inc. (“FINRA”) before becoming effective in the market. On May 31, 2016, FINRA announced that this change took effect in the over-the-counter securities markets on June 1, 2016.

All share information provided herein reflects the effect of the reverse stock split for all periods presented.

Public Offering

On November 7, 2016, the Company closed its public offering of an aggregate of 2,424,242 units, consisting of (i) 484,849 units, consisting of one share of Convertible Series B Preferred Stock and a Class A Warrant to purchase one share of common stock and (ii) 1,939,393 units consisting of one share of Convertible Series B Preferred Stock and a Class B Warrant to purchase one share of common stock, at a public offering price of $4.125 per unit (the “Public Offering”). At closing, the Company issued $10.0 million of units and received $9.0 million in cash, which is net of approximately $0.5 million in underwriting and related fees as well as proceeds from the Further Notes of $0.5 million, which automatically converted into units of the Public Offering on a one-for-one basis.

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

In addition, the Company evaluated the conversion feature of the Series B preferred stock to assess whether it met the definition of a beneficial conversion feature (“BCF”). The initial conversion price per share for each share of Series B preferred stock is equal to $4.00 per share and the exercise price of the warrant is equal to $4.00 per share. As the fair value of a share of common stock of $4.15 exceeded the effective conversion price of $2.49 at the issuance date, the Series B preferred stock contained a BCF. The total intrinsic value of the BCF of approximately $4.0 million was recorded as a discount to the preferred stock and a credit to additional paid in capital. Because the Series B preferred stock has no redemption date and is immediately convertible, the BCF was immediately accreted.

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

In December 2015, approximately 0.3 million shares of new common stock were issued to Dr. Genkin and Mr. Surkhov, individuals associated with Pharmsynthez and Kevelt and inventors of a provisional patent transferred in connection with the APA.

On April 29, 2016, the Company closed on the APA with an effective date of April 27, 2016, acquiring IPR&D related to certain intellectual property rights with respect to the immunomodulator product XBIO-101 held by Kevelt. In connection with the closing, the Company issued approximately 3.1 million shares of its common stock to Pharmsynthez. The fair value of the asset acquired was $39.5 million, which was determined to be more reliably measured than the related equity consideration. As there was no alternative use for the IPR&D, the Company recognized $39.5 million of expense in the Statement of Comprehensive Loss for the year ended December 31, 2016.

On September 15, 2016, the Company issued approximately 0.2 million shares of common stock to Serum Institute in exchange for approximately $0.8 million of clinical PSA supply as well as settlement of approximately $0.2 million of prior purchases of PSA supply. Approximately $0.1 million of the clinical supply was expensed during the twelve months ended December 31, 2017. The remaining $0.7 million was reclassified to long-term as the Company does not anticipate utilizing the majority of the PSA supply within the next 12-months.

On September 23, 2016, SynBio exchanged approximately 1.0 million shares of common stock in the Company for an equal number of shares of Series A Preferred Stock.

In March 2017, the Company issued approximately 0.1 million shares of the Company’s common stock to Pharmsynthez in connection with the conversion of the Note as a result of the Company’s underwritten public offering in November 2016 and Pharmsynthez subsequently exercising its rights to the shares. The shares issued to Pharmsynthez represent both owed principal and accrued interest.

The holders of Series B Convertible Preferred Stock converted approximately 0.2 million shares and 0.1 million shares into the same number of shares of common stock during the years ended December 31, 2017 and December 31, 2016, respectively.

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

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A preferred stock will be entitled to receive distributions out of the Company’s assets, of an amount equal to $4.80 per share of Series A preferred stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon before any distributions shall be made on the common stock or any series of preferred stock ranked junior to the Series A preferred stock.

Dividends.    Holders of the Series A preferred stock are entitled to receive a non-cumulative, annual cash dividend of $0.24 per share of Series A Preferred Stock, when and if declared by the Company’s Board, out of the Company’s assets legally available therefore. No dividends or other distribution will be made on the common stock or any series of preferred stock ranked junior to the Series A preferred stock unless the dividend on the Series A Preferred Stock has been paid current and a reserve has been made for the next calendar year. The Company’s ability to pay dividends on Series A preferred stock is subject to restrictions in the Company’s Series B preferred stock, which ranks senior to the Series A preferred stock in right of payment.

Conversion.    Each share of Series A preferred stock is convertible, at any time and from time to time at the option of the holder thereof, with a minimum of 61 days’ advance notice to the Company, into one share of common stock.

Stock Dividends and Stock Splits.    If Xenetic pays a stock dividend or otherwise make a distribution payable in shares of common stock on shares of common stock or any other common stock equivalents, subdivide or combine outstanding common stock, or reclassify common stock, the conversion rate will be adjusted to match the conversion rate immediately before such event.

Fundamental Transaction.    If Xenetic effects a reorganization, undergo a change in control event, or enter into any plan or arrangement contemplating the Company’s dissolution, then upon any subsequent conversion of Series A preferred stock, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such conversion immediately prior to the occurrence of such transaction, the number of shares of the successor's or acquiring corporation's common stock or of the Company’s common stock, if Xenetic is the surviving corporation, and any additional consideration receivable as a result of such transaction by a holder of the number of shares of common stock into which Series A preferred stock is convertible immediately prior to such transaction. A change in control event means a sale of all or substantially all of the Company’s assets or an acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, a reorganization, consolidated or merger) that results in the transfer of fifty percent (50%) or more of the outstanding voting power of the Company.

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

Fractional Shares.    No fractional shares of common stock will be issued upon conversion of Series A preferred stock. Rather, the Company will round up to the next whole share.

Redemption. At any time after December 31, 2016, upon 30 days prior written notice, the Company may require the holder of any Series A Preferred Stock to convert any or all of such holder’s Series A preferred stock to common stock at a rate of one share of Series A Preferred Stock to one share of common stock.

As of December 31, 2017 and 2016, there were approximately 1.0 million shares of Series A preferred stock issued and outstanding which are convertible into the same number of shares of common stock.

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

The following is a summary of the material terms of the Company’s Series B Preferred Stock.

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B Preferred Stock will be entitled to receive distributions out of the Company’s assets, of an amount equal to $4.00 per share of Series B Preferred Stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the amended and restated certificate of designation before any distributions shall be made on the common stock or any series of preferred stock ranked junior to the Series B Preferred Stock, which includes Series A Preferred Stock. A fundamental transaction or change of control under the amended and restated certificate of designation shall constitute a liquidation for purposes of this right. Xenetic will give each holder of Series B Preferred Stock written notice of any liquidation at least 30 days before any meeting of stockholders to approve such liquidation or at least 45 days before the date of such liquidation if no meeting is to be held.

Dividends.    Subject to any preferential rights of any outstanding series of preferred stock created by the Company’s Board from time to time, the holders of shares of the Company’s Series B Preferred Stock will be entitled to such cash dividends, non-cumulative, as may be declared from time to time by the Company’s Board on shares of the Company’s common stock (on an as-converted basis) from funds available therefore. The Company shall not directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any junior securities, including Series A preferred stock, as long as any dividends due on the Series B preferred stock remain unpaid, nor shall any monies be set aside for or applied to the purchase or redemption of any junior securities or shares pari passu with the Series B preferred stock.

Conversion.    Each share of Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, into one share of common stock, subject to the adjustments described below.

Stock Dividends and Stock Splits.    If Xenetic pays a stock dividend or otherwise make a distribution payable in shares of common stock on shares of common stock or any other common stock equivalents, subdivide or combine outstanding common stock, or reclassify common stock, the conversion rate will be adjusted to match the conversion rate immediately before such event.

Fundamental Transaction.    If Xenetic effects a reorganization, undergo a change in control event, or enter into any plan or arrangement contemplating the Company’s dissolution, then upon any subsequent conversion of Series B preferred stock, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such conversion immediately prior to the occurrence of such transaction, the number of shares of the successor's or acquiring corporation's common stock or of the Company’s common stock, if Xenetic is the surviving corporation, and any additional consideration receivable as a result of such transaction by a holder of the number of shares of common stock into which Series B preferred stock is convertible immediately prior to such transaction. A change in control event means a sale of all or substantially all of the Company’s assets or an acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, a reorganization, consolidated or merger) that results in the transfer of thirty-three percent (33%) or more of the outstanding voting power of the Company, with the exception of acquisition of additional voting capital stock by Pharmsynthez or its affiliates.

Subsequent Equity Sales.    The Series B Preferred Stock has full ratchet price based anti-dilution protection, subject to shareholder approval and customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock.

Voting Rights.    Except as otherwise provided in the Series B Preferred Stock second amended and restated certificate of designation or required by law, the Series B Preferred Stock has no voting rights. However, as long as any Series B Preferred Stock remains outstanding, the amended and restated certificate of designation provides that the Company shall not, without the affirmative vote of all then-outstanding Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series B Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing. The holders of Series B Preferred Stock have voting rights as to proposals that specifically affect their shares by law, in which they will vote separately and the vote necessary to approve such proposals will be as set by law.

Fractional Shares.    No fractional shares of common stock will be issued upon conversion of Series B Preferred Stock. Rather, the Company will, at its election, round up to the next whole share or pay a cash adjustment.

Pursuant to the Public Offering, the Company issued approximately 2.4 million shares of Series B preferred stock. Since its issuance on November 7, 2016, holders of Series B preferred stock converted 0.3 million shares to the same number of common stock shares. As of December 31, 2017, there were approximately 2.1 million shares of Series B preferred stock issued and outstanding which are convertible into the same number of shares of common stock.

Warrants Related to Collaboration and Consulting Agreements

As of December 31, 2017 and 2016 there were outstanding warrants related to collaboration and consulting agreements to purchase an aggregate of 646,249 shares of common stock at an average weighted exercise price of $12.89. These warrants are fair valued at issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period.

On December 31, 2014, SynBio was granted a warrant to purchase 204,394 new shares of common stock at an exercise price of $25.41 per share (“SynBio 2014 Warrant”). The SynBio 2014 Warrant is exercisable in four equal tranches, each with separate non-market, performance-based vesting criteria. The Company uses its judgment to assess the probability and timing of SynBio achieving these vesting criteria and estimated that it is not probable that the vesting criteria for any tranche will be achieved. As a result, the Company did not recognize expense related to this warrant during the years ended December 31, 2017 and 2016. These judgments are reassessed at each reporting period until the measurement date is reached.

In connection with the SynBio 2014 Warrant grant, warrants to purchase 9,697 aggregate new shares of common stock were issued to SynBio and Pharmsynthez non-director designees (“SynBio Partner Warrants”) on December 31, 2014 under the same terms and conditions of the SynBio 2014 Warrant. The Company estimated that it is not probable that the vesting criteria for any tranche will be achieved and, as a result, the Company did not recognize expense related to the SynBio Partner Warrants during the years ended December 31, 2017 and 2016. The SynBio 2014 Warrant and SynBio Partner Warrants expire on December 30, 2019 and no warrants were exercised during the years ended December 31, 2017 and 2016.

On December 31, 2014, the Company granted Serum Institute a warrant to purchase 96,970 new shares of common stock at an exercise price of $25.41 per share (“Serum Institute 2014 Warrant”). The Serum Institute 2014 Warrant, which was fair valued at approximately $0.5 million at the time of issuance, is exercisable in two equal tranches, each with separate non-market, performance-based vesting criteria. The Company uses its judgment to assess the probability and timing of Serum Institute achieving these vesting criteria and estimated that it is probable that the vesting criteria will be achieved for each tranche. These judgments are reassessed at each reporting period until the measurement date is reached.

In connection with the Serum Institute 2014 Warrant grant, warrants to purchase 4,852 aggregate new shares of common stock were issued to Serum Institute non-director designees (“Serum Institute Partner Warrants”) on December 31, 2014 under the same terms and conditions of the Serum Institute 2014 Warrant. The Serum Institute Partner Warrants were fair valued at approximately $24,000 at the time of issuance.

On May 16, 2016, the Company modified the exercise price of 150,307 performance-based warrants held by Serum Institute and individuals related to Serum Institute from $25.41 to $7.92 which resulted in an incremental value expense of approximately $0.2 million.

Additionally, the Company issued 212,122 warrants to purchase shares of common stock to Serum Institute with an exercise price of $7.92. The new warrants were fully vested and the Company recognized $1.4 million in research and development expense in the consolidated statements of comprehensive loss related to the grants.

The Company recognized warrant (income) expense of approximately $(0.1) million and $1.1 million during the years ended December 31, 2017 and 2016, respectively, related to the Serum Institute 2014 Warrant and Serum Institute Partner Warrants. The Serum Institute 2014 Warrant and Serum Institute Partner Warrants expire on December 30, 2019. No warrants were exercised during the years ended December 31, 2017 and 2016 and no warrants were granted during the year ended December 31, 2017. Key assumptions used in the Black-Scholes option pricing model for warrants related to collaboration and consultant agreements granted during the year ended December 31, 2016 are as follows:

2016
Weighted-average expected dividend yield (%)	–
Weighted-average expected volatility (%)	109.86
Weighted-average risk-free interest rate (%)	0.97
Weighted-average expected life of option (years)	5.00
Weighted-average exercise price ($)	10.40

Warrants Related to Financing Arrangements

As of December 31, 2017 and 2016 there were outstanding warrants related to financing agreements to purchase an aggregate of 3,522,225 shares of Common Stock at an average weighted exercise price of $4.30.

In connection with the Company’s issuance of the SPA Note on July 1, 2015, the Company issued a warrant to purchase 303,031 shares of common stock in accordance with the terms of the SPA (the “SPA Warrant”). The SPA Warrant has a five-year term and is exercisable commencing January 1, 2016, at the Exercise Price. Pursuant to the terms of the SPA Note, if not repaid or converted on or before six months from the date of issuance, the Holder will be issued an additional warrant to purchase 303,031 shares of common stock under the same terms as the Warrant (the “Contingent SPA Warrant,” or together referred to as the “SPA Warrants”). The Company determined there was a high probability that the SPA Note would not be repaid or converted within the period six months from the date of issuance, resulting in the issuance of the Contingent Warrant. As such, the Company concluded the Contingent SPA Warrant to be considered issued and outstanding as of the SPA Note issuance date in accordance with ASC 815. The SPA Note remained unpaid and unconverted six months following issuance and, therefore, the Contingent SPA Warrant was triggered and issued. As this was already recorded in 2015, no additional accounting was necessary upon the triggering event date.

In connection with the Company’s issuance of the Initial APA Note in March 2016, the Company issued a warrant to purchase 353,540 shares of common stock in accordance with the terms of the APA (the “Initial APA Warrant”) at the Exercise Price. The Initial APA Warrant has a five-year term and is exercisable commencing March 31, 2016. If the Initial APA Note was not repaid or converted on or before six months from the date of issuance, the Holder would be issued an additional warrant to purchase 353,540 shares of common stock under the same terms as the Initial APA Warrant (the “Contingent APA Warrant”). At issuance, the Company determined there was a low probability that the Initial APA Note would not be repaid or converted within the period six months from the date of issuance and, therefore, did not account for the additional warrant as issued. (The Initial APA Note was converted in April 2016.) The fair value of the warrant was calculated using the Black-Scholes option pricing model. Key valuation assumptions used consist of the Company’s stock price, a risk-free interest rate of 1.42%, an expected volatility of 135%, and no expected dividends. Using an allocation of the Initial APA Note proceeds between the relative fair values of the Initial APA Warrant and the Initial APA Note, the Company recorded the Initial APA Warrant at a value of $1.7 million as additional paid-in-capital in 2016.

In connection with the Company’s issuance of each of the Period Notes (see Note 8, Hybrid Debt Instruments) during the third quarter of 2016, the Company issued immediately exercisable warrants to purchase an aggregate of 138,381 shares of common stock at the APA Exercise Price. If the Period Notes were not repaid or converted on or before six months from the date of the respective issuances, the holders will be issued additional warrants to purchase 138,379 shares of common stock under the same terms as the immediately exercisable warrants. (The Period Notes were settled in November 2016.) The Company accounted for warrants issued in connection with the Period Notes (the “Period Warrants”) as issued contemporaneous with the issuance of the associated debt instrument. The Period Warrants have five-year terms. The fair values of the Period Warrants were calculated using the Black-Scholes option pricing model. Key valuation assumptions used consist of the Company’s stock price, risk free rates between 1.00% and 1.13% and expected volatilities of 110% and 120% and no expected dividends. Using allocations of the individual Period Notes proceeds between the relative fair values of the individual Period Warrants and the Period Notes, the Company recorded the Period Warrants at an aggregate value of $0.4 million as additional paid-in-capital in 2016.

In addition, warrants related to financing arrangements includes the Class A warrants to purchase 484,849 shares and the Class B warrants to purchase 1,939,393 shares issued in connection with the Company’s November 7, 2016 public offering.

12.	Share-Based Payments

Total share-based compensation related to stock options, RSUs, common stock awards, and non-financing warrants was approximately $1.8 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. (See Note 11, Stockholders’ Equity for a discussion of the non-financing warrants.)

Share-based payments is classified in the consolidated statements of comprehensive loss as follows:

	Year Ended December 31,
	2017	2016
Research and development expenses	$101,401	$1,425,995
General and administrative expenses	1,691,692	1,798,657
	$1,793,093	$3,224,652

Stock Option Modifications

During the years ended December 31, 2017 and 2016, the Company modified certain former employee stock option awards to extend the expiry dates through March 31, 2018 and 2017, respectively. As a result of the modifications, the Company recognized approximately $4,000 and $24,000 in incremental compensation expense during the years ended December 31, 2017 and 2016, respectively, which was charged to general and administrative expense in the consolidated statements of comprehensive loss.

In August 2016, the Company modified the exercise price and vesting of certain employee and non-employee stock option awards resulting in a change in incremental value and catch up of share-based amortization of approximately $0.2 million, which was charged to administrative and research and development expense.

In November 2017, the Company accelerated the vesting and extended the exercise period post termination for certain employees, including the Company’s former Chief Executive Officer. These modifications resulted in a change in incremental value and catch up of share-based amortization of approximately $0.2 million, which was charged to general and administrative expense.

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Stock Plan”). The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For employee stock options issued in 2017 and 2016 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee stock options. For all other employee stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees. The expected life of non-employee options is the contractual life of the option. The Company determines the expected volatility based on a blended volatility rate of its own historical volatility with that of comparable publicly traded companies with drug candidates in similar therapeutic areas and stages of nonclinical and clinical development to the Company’s drug candidates. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. Further, the Company has applied a forfeiture rate of 0% as the Company has not historically experienced forfeitures. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to account for forfeitures as they occur.

Employee Stock Options

During the years ended December 31, 2017 and 2016, 700,000 and 603,622 total stock options to purchase shares of common stock were granted by the Company, respectively. The weighted average grant date fair value per option share was $2.70 and $2.94, respectively. No stock options were exercised during the years ended December 31, 2017 and 2016.

During the years ended December 31, 2017 and 2016, 340,930 and 212,472 total stock options vested, with total fair values of approximately $1.9 million and $1.7 million, respectively. As of December 31, 2017, there was approximately $2.1 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 1.9 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	111.37	110.11
Weighted-average risk-free interest rate (%)	1.79	1.63
Weighted-average expected life of option (years)	5.36	5.92
Weighted-average exercise price ($)	3.34	3.49

The following is a summary of employee stock option activity for the years ended December 31, 2017 and 2016:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	619,259	15.22	8.92	$1,915,942
Granted	603,622	3.49
Expired	(29,169)	12.38
Outstanding as of December 31, 2016	1,193,712	4.43	8.94	$526,073
Granted	700,000	3.34
Expired	(113,343)	4.61
Outstanding as of December 31, 2017	1,780,369	3.99	8.53	$5,273

Vested or expected to vest as of December 31, 2017	1,755,369	4.02	8.51	$5,273

Exercisable as of December 31, 2016	440,092	$5.60	8.94	$55,109
Exercisable as of December 31, 2017	731,895	$4.84	7.44	$5,273

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2017, and the changes during the year ended December 31, 2017, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2017	753,620	$4.49
Granted	700,000	$2.70
Forfeited	(64,218)	$6.15
Vested	(340,928)	$5.87
Balance as of December 31, 2017	1,048,474	$2.86

Restricted Stock Units

For the year ended December 31, 2017, the Company granted 50,000 restricted stock units (“RSUs”). The RSUs vest annually over a 3-year period and had a grant date fair value of $2.11. No RSUs were vested and none expired during the year ended December 31, 2017.

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

No options were granted to non-employees and none were exercised during the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017 and 2016, 10,101 and 17,857 total stock options vested, with total fair values of approximately $0.1 million and $0.2 million, respectively. As of December 31, 2017, all non-employees stock options had vested. For the years ended December 31, 2017 and 2016, the Company recognized approximately $0.1 million in each period, respectively, of compensation expense related to non-employee options.

The following is a summary of non-employee stock option activity for the years ended December 31, 2017 and 2016:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	57,442	$13.39	8.23		$220,764
Granted	–
Outstanding as of December 31, 2016	57,442	7.57	7.23		$–
Granted	–
Expired	(723)	10.34		$
Outstanding as of December 31, 2017	56,719	7.53	6.31		$–
Vested or expected to vest as of December 31, 2017	56,719	7.53	6.31		$–
Exercisable as of December 31, 2016	47,341	$8.21	6.92		$–
Exercisable as of December 31, 2017	56,719	$7.53	6.31		$–

A summary of the status of the Company’s non-vested non-employee stock option shares as of December 31, 2017, and the changes during the year ended December 31, 2017 is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2017	10,101	$13.13
Vested	(10,101)	$13.13
Balance as of December 31, 2017	–	$–

Common Stock Awards

The Company granted common stock awards to several non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis. A summary of the Company’s common stock awards granted and issued during the years ended December 31, 2017 and 2016 are as follows:

Number of shares
Balance as of January 1, 2016	22,887
Granted	26,760
Issued	(19,857)
Balance as of December 31, 2016	29,790
Granted	41,800
Settled in cash	(8,773)
Balance as of December 31, 2017	62,817

The Company granted 41,800 and 26,760 shares of common stock during the years ended December 31, 2017 and 2016, respectively, in exchange for professional services. As all services were rendered in each respective period, expense related to common stock awards of approximately $0.1 million and $0.2 million was recognized during the years ended December 31, 2017 and 2016, respectively. The balance of the common stock awards has not been issued as of December 31, 2017.

Joint Share Ownership Plan

As of December 31, 2017 and 2016, there were approximately 0.3 million JSOP awards issued and outstanding to two former senior executives, respectively. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2017 and 2016, respectively.

13.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2017 and 2016, the Company made contributions of approximately $51,000 and $44,000, respectively, to the 401(k) Plan.

In the U.K., the Company has adopted a defined contribution plan (the “UK Plan”) which qualifies under the rules established by HM Revenue & Customs. The UK Plan generally allows all U.K. employees to contribute a minimum of 3% of salary with no maximum limit. The Company contributes to the plan between 8% and 12% of the employee’s salary, depending upon seniority of the employee. The Company, at its discretion, may also contribute to an employee’s personal pension plan. The Company paid total contributions of approximately $0 and $48,000 during the years ended December 31, 2017 and 2016, respectively.

14.	Commitments and Contingent Liabilities

Leases

In August 2013, the Company entered into an agreement to lease office and laboratory space in Lexington, Massachusetts under an operating lease with a commencement date of January 1, 2014 and a termination date of January 31, 2019. With the execution of this lease, the Company is required to maintain a $66,000 letter of credit as a security deposit, which is classified as a current asset within the consolidated balance sheets. In connection with the Lexington lease, the Company has approximately $32,000 recorded as prepaid rent as of December 31, 2017, with approximately $2,000 recorded as a non-current asset. The Company also incurred a liability of $89,074 with respect to the Company’s contribution to the landlord’s leasehold improvements, of which approximately $20,000 is outstanding and reflected as a current liability as of December 31, 2017. This liability is repayable as additional rent expense over the term of the lease and bears interest at 6%.

In December 2016, the Company entered into a one-year lease of office space in Miami, Florida, under an operating lease with a commencement date of December 1, 2016, and a termination date of November 30, 2017. The Company renewed this lease in November 2017 for an additional two years with a revised termination date of November 30, 2019.

The Company’s contractual commitments under all non-cancelable operating leases as of December 31, 2017, are as follows:

As of December 31,	Total Operating Leases
2018	$123,663
2019	24,583
2020	–
Total minimum lease payments	$148,246

Rent expense is calculated on a straight-line basis over the term of the leases. Rent expense under the Company’s operating leases was approximately $0.1 million for the years ended December 31, 2017 and 2016, respectively.

Litigation

On August 27, 2015, Eurogentec S.A. (“EGT”), a former supplier of the Company, brought an action against the Company in the Commercial Court of the Canton of Zurich Switzerland (the “Court”) alleging nonpayment of invoices for services provided by EGT. The Company requested dismissal of the claim based on the argument that EGT knew, or should have known, that the services provided by EGT should not have been performed or had not been properly performed. On July 12, 2017, the Court rendered a decision in favor of EGT ordering the Company to pay approximately $0.7 million to EGT, representing all amounts that EGT alleged were owed by the Company, plus interest and court and legal fees. The Company had previously recorded $0.6 million related to this contract when the relevant services were provided and accrued an additional $0.1 million related to interest and fees in 2017 as a result of the ruling. In December 2017, the Company entered into a Settlement Agreement and paid approximately $0.6 million to settle all claims associated with this matter.

15.	Related Party Transactions

In May 2011, the Company received a short term unsecured loan facility of up to $1.7 million from SynBio (the “SynBio Loan”), an affiliate of the Company. In connection with the APA, the Company made a series of payments during the first two quarters of 2016 totaling approximately $0.3 million to creditors of Kevelt. Pursuant to the APA, such payments are considered direct offsets to the loan with SynBio.

In December 2016, the Company entered into an agreement with SynBio, Pharmsynthez, and Kevelt which settled all amounts owed on the SynBio Loan, Kevelt services provided to Xenetic in connection with the XBIO-101 Phase 2 project, and the purchase of drug candidate supply from Kevelt sufficient to meet the needs of the XBIO-101 Phase 2 clinical trial. Pursuant to this agreement, the Company transferred approximately $0.6 million to the counter parties. No amounts were outstanding under the SynBio Loan as of December 31, 2017 and 2016, respectively.

The Company has entered into various research, development, license and supply agreements with Shire, SynBio, Serum Institute and Pharmsynthez, each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes.

During the years ended December 31, 2017 and 2016, the Company received research and consulting services from a director of Pharmsynthez, a controlling stockholder of the Company. The total amount of services received was approximately $0.1 million for the years ended December 31, 2017 and 2016, respectively. This consulting agreement was terminated in July 2017.

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

XENETIC BIOSCIENCES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Valuation Allowance on Deferred Tax Assets	Balance Beginning of Period	Additions (Deductions) Charged to (from) Income Tax Expense	Other Changes to Valuation Allowance	Balance End of Period
2017	$(21,503,782)	(1,261,157)	–	$(22,764,939)
2016	$(15,324,438)	(6,179,344)	–	$(21,503,782)

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

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2018 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2017 and is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2018 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2017 and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2018 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2017 and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2018 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2017 and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2018 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2017 and is incorporated herein by reference.

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

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 60 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Scheme of Arrangement (court order)	8-K	01/29/2014	2.1
3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	S-1/A	10/27/2016	3.8
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.2	Xenetic Biosciences, Inc. Shareholder Voting Agreement dated October 26, 2016 between Xenetic Biosciences Inc. and SynBio, LLC	S-1/A	10/27/2016	4.2
4.3	SynBio LLC Warrant to Purchase Common Stock of Xenetic Bioscience, Incorporated	10-K	04/15/2015	10.2
4.4	Serum Institute of India Limited Warrant to Purchase Common Stock of Xenetic Bioscience, Incorporated	10-K	04/15/2015	10.03
4.5	Firdaus Jal Dastoor Warrant to Purchase Common Stock of Xenetic Bioscience, Incorporated	10-K	04/15/2015	10.04
4.6	Form of Common Stock Purchase Warrant	8-K	11/16/2015	10.3
4.7	Form of Common Stock Purchase Warrant	8-K	11/16/2015	10.4
4.8	Form of Amended and Restated Common Stock Purchase Warrant	8-K	11/16/2015	10.6
4.9	Form of Common Stock Purchase Warrant	8-K	07/08/2016	10.3
4.10	Form of Common Stock Purchase Warrant	S-1/A	10/31/2016	10.53
4.11	Form of Ten Percent (10%) Senior Secured Convertible Promissory Note	8-K	11/16/2015	10.2
4.12	Form of Ten Percent (10%) Junior Secured Convertible Promissory Note – Due Deferral End Date	8-K	07/08/2016	10.2
4.13	Form of Amended and Restated Ten Percent (10%) Senior Secured Convertible Promissory Note	8-K	11/16/2015	10.5
4.14	Registration Rights Agreement, dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.3
4.15	Form of First Amendment to Registration Rights Agreement	8-K	11/16/2015	10.8
10.1	Possible Offer for Xenetic Biosciences plc by General Sales & Leasing, Inc., dated October 21, 2013	8-K	10/21/2013	9.1
10.2	Recommended Acquisition of Xenetic Biosciences plc by General Sales & Leasing, Inc. including Scheme of Arrangement	8-K/A	11/25/2013	9.1
10.3	Announcement of Recommended Offer by General Sales and Leasing, Inc. for shares of Xenetic Biosciences plc, dated November 12, 2013	8-K	11/25/2013	9.2
10.4	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations dated November 12, 2013 between General Sales Inc., Leasing, Inc., Oxbridge Technology Partners, SA, Shift It Media Company and General Aircraft, Inc.	10-K	11/27/2013	9.3
10.5†	Form of Rules of the Lipoxen plc Unapproved Share Option Plan dated July 18, 2000 (as amended by a resolution of the board of directors of Lipoxen plc passed on March 14, 2006)	10-K	04/15/2014	10.5
10.6†	Form of Xenetic Biosciences plc 2007 Share Option Scheme and US Addendum (as established in 2007 and by resolution of shareholders in 2010 and awarded by board resolution in 2012)	10-K	04/15/2014	10.6

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

10.7†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, effective November 15, 2017	DEFR14A	11/03/2017	Appendix A
10.8	Master Clinical Research Services Agreement between Novotech Pty Limited and Xenetic Biosciences plc dated Feb. 6, 2013	10-K	04/15/2014	10.17
10.9†#	Employment Agreement, dated November 3, 2009, between Lipoxen plc and M. Scott Maguire	10-K/A	02/18/2015	10.01
10.10	Form of Lease for Ledgemont Research Center, Lexington, Massachusetts dated August 1, 2013 between One Ledgemont LLC and Xenetic Bioscience, Inc.	10-K/A	02/18/2015	10.03
10.11	Stock Purchase Agreement, dated January 29, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.08
10.12	Stock Purchase Agreement Amendment No. 1, dated February 14, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.09
10.13#	Exclusive Research, Development and License Agreement, dated August 15, 2005, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.10
10.14#	Letter Agreement, dated December 11, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA, Baxter Healthcare Corporation and Serum Institute of India Limited	10-K/A	02/18/2015	10.11
10.15#	Amendment to the Exclusive Research, Development and License Agreement, dated December 13, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.12
10.16#	Second Amendment to the Exclusive Research, Development and License Agreement, dated May 28, 2009, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.13
10.17#	Amendment Number Four to the Exclusive Research, Development and License Agreement, dated August 10, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.14
10.18#	Amendment Number Five to the Exclusive Research, Development and License Agreement, dated September 15, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.15
10.19#	Form of Sixth Amendment to the Exclusive Research, Development and License Agreement, dated January 29, 2014, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.16
10.20#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.21#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.22#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.23#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.24†	Employment Agreement, dated April 30, 2012, between Xenetic Bioscience, Inc. and Dr. Henry Hoppe IV.	10-K/A	02/18/2015	10.23
10.25	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.26	Securities Purchase Agreement, dated May 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.1

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

10.27	Security Agreement dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.4
10.28	Subsidiary Guarantee dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.5
10.29	Form of Assignment and Assumption Agreement	8-K	07/08/2015	10.7
10.30#	Settlement Agreement, dated August 27, 2015, between Xenetic Biosciences (UK) Limited, Xenetic Biosciences, Inc., Lipoxen Technologies Limited and Colin Hill	8-K	09/02/2015	10.1
10.31	Form of Asset Purchase Agreement, dated as of November 13, 2015, by and among Xenetic Biosciences, Inc., Lipoxen Technologies, LTD, a U.K. corporation, AS Kevelt, an Estonian company and OJSC Pharmsynthez	8-K	11/16/2015	10.1
10.32	Form of First Amendment to Securities Purchase Agreement	8-K	11/16/2015	10.7
10.33	Form of First Amendment to Security Agreement	8-K	11/16/2015	10.9
10.34	Form of First Amendment to Subsidiary Guarantee	8-K	11/16/2015	10.10
10.35	Form of Transition, Services and Resupply Agreement by and among Xenetic Bioscience, Inc., AS Kevelt and OJSC Pharmsynthez	8-K	11/16/2015	10.11
10.36†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Roger D. Kornberg dated February 2016	8-K	02/29/2016	10.1
10.37†	Deferred Salary Security Agreement, dated July 1, 2016 between Xenetic Bioscience, Inc. and M. Scott Maguire	8-K	07/08/2016	10.1
10.38†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Jeffrey F. Eisenberg dated July 8, 2016	8-K	07/12/2016	10.1
10.39†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Dr. Edward J. Benz dated November 18, 2016	8-K	11/22/2016	10.1
10.40†	Employment Agreement, dated December 1, 2016, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	8-K	12/6/2016	10.1
10.41†	Employment Agreement, dated January 1, 2017 between Xenetic Biosciences, Inc. and Curtis Lockshin	8-K	01/04/2017	10.1
10.42†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.43†	Inducement Award Agreement, dated April 3, 2017, between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.2
10.44†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.45†	Amended and Restated Employment Agreement, dated October 26, 2017, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg				X
10.46#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH				X
10.47†	Settlement Agreement, dated November 3, 2017, by and among M. Scott Maguire, Xenetic Biosciences (UK) Limited and Lipoxen Technologies, Limited				X
10.48†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Adam Logal dated October 11, 2017				X
10.49†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for James E. Callaway dated October 11, 2017				X
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

† #

Indicates a management contract or any compensatory plan, contract or arrangement.

Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain confidential material contained in this document. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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

XENETIC BIOSCIENCES, INC.

Date: March 30, 2018	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Xenetic Biosciences, Inc., hereby severally constitute and appoint Jeffrey F. Eisenberg, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Xenetic Biosciences, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 30th day of March, 2018.

Signature	Title(s)

/s/ JEFFREY F. EISENBERG	Chief Executive Officer and Director (Principal Executive Officer)
Jeffrey F. Eisenberg

/s/ JAMES PARSLOW	Chief Financial Officer
James Parslow	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES CALLAWAY	Director
James Callaway

/s/ FIRDAUS JAL DASTOOR FCS	Director
Firdaus Jal Dastoor FCS

/s/ DMITRY GENKIN	Director
Dmitry Genkin

/s/ ROMAN KNYAZEV	Director
Roman Knyazev

/s/ ROGER KORNBERG	Director
Roger Kornberg

/s/ ADAM LOGAL	Director
Adam Logal

