Form 10-K/A
period 2017-12-31
Xenetic Biosciences, Inc.
filed 2018-04-30
CIK 1534525

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

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

As of April 26, 2018, the number of outstanding shares of the registrant’s common stock was 8,717,541.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018 (the “Original Filing”) to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended to contain the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Except as described above, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the date of the Original Filing.

As used in this Amendment, unless otherwise indicated, all references herein to “Xenetic,” the “Company,” “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 26, 2018.

Name	Age	Position

Jeffrey Eisenberg	52	Chief Executive Officer and Director
Dr. Curtis Lockshin	57	Chief Scientific Officer
James Parslow	53	Chief Financial Officer and Corporate Secretary
Dr. James E. Callaway	61	Director (1), (2), (3)
Firdaus Jal Dastoor, FCS	65	Director (1), (2)
Dr. Dmitry Genkin	49	Director
Roman Knyazev	37	Director
Dr. Roger Kornberg	71	Director (3)
Adam Logal	40	Director (1), (2), (3)

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Jeffrey F. Eisenberg was appointed our Chief Executive Officer on October 26, 2017, after serving as Chief Operating Officer since December 2, 2016, and has served as a member of our Board of Directors (“Board”) since July 2016. Mr. Eisenberg previously worked at Noven Pharmaceuticals, Inc. (“Noven”), a subsidiary of Hisamitsu Pharmaceutical, Inc., where he held various positions of increasing responsibility, most recently serving from 2009-2016 as Noven’s president, chief executive officer and as a member of its board of directors. Mr. Eisenberg is also a member of the board of directors of Mabvax Therapeutics, Inc., a publicly traded clinical-stage biopharmaceutical company. Mr. Eisenberg obtained his J.D. at Columbia University Law School and a B.S. in Economics from the Wharton School, University of Pennsylvania. We believe Mr. Eisenberg’s significant life science executive experience and leadership experience in the areas of R&D, operations, manufacturing/quality, business development, strategic partnering, product development, commercialization, and human resources provides him with the appropriate set of skills to serve as a member of our Board.

Dr. Curtis A. Lockshin initially joined us on a part-time basis in March 2014 as our Vice President of Research & Operations and was appointed our Chief Scientific Officer effective January 1, 2017. Dr. Lockshin has held several management positions at development and commercial stage biotechnology companies, with experience including discovery, preclinical and clinical development, as well as commercial manufacturing. Since May 2013, he has held the position of president and chief executive officer of Guardum Pharmaceuticals LLC (“Guardum”), a wholly owned subsidiary of PJSC Pharmsynthez, our controlling stockholder, a position which he continues to hold in addition to his position with us. Dr. Lockshin does not receive a salary for these services. He does, however, receive medical benefits and is covered under Guardum’s health plan. In addition, Dr. Lockshin has served as an officer or consultant of several biotechnology companies on a part-time basis, including as an officer of a series of related companies following multiple mergers beginning as chief executive officer of SciVac Ltd. from September 2014 to July 2015, chief executive officer of SciVac Therapeutics Inc. from July 2015 to May 2016, chief technology officer of VBI Vaccines Inc. from May 2016 to December 2016, and Vice President of Corporate R&D Initiatives for OPKO Health from October 2011 to February 2013. Dr. Lockshin is currently serving as a member of the board of directors of RXi Pharmaceuticals Corporation, a publicly traded clinical-stage RNAi company, a position he has held since April 2013. He previously served as a director of ChromaDex Inc., a publicly traded natural products company, from March 2011 to December 2013. Dr. Lockshin has a Ph.D. in Biological Chemistry from Massachusetts Institute of Technology.

James Parslow was appointed our Chief Financial Officer on April 3, 2017. Mr. Parslow most recently served as Chief Financial Officer, Treasurer and Secretary of World Energy Solutions, Inc., a publicly-traded business-to-business e-commerce company brokering energy and environmental commodities, from 2006 until its acquisition by EnerNOC, Inc. in 2015. Since 2015, he has served as an independent consultant providing interim chief financial officer services to multiple emerging technology companies. Mr. Parslow is a Certified Public Accountant with 30 years of experience serving private and public companies in the biotech, alternative energy, online auction, and high-tech manufacturing industries. He holds an A.B. in Economics and Accounting from the College of the Holy Cross and an M.B.A. with a concentration in Finance from Bentley University.

James E. Callaway was appointed to the Board on August 14, 2017. Dr. Callaway has over 30 years of experience in the execution of product development operations for biotherapeutics. Dr. Callaway is a seasoned CEO within the venture-backed biotech community and over the course of his career he has built and operated two companies, transforming each from research companies to clinical stage operating entities. Since 2016, he has served as a Corporate Strategy Consultant at Callaway Innovations. From 2012 until 2016, Dr. Callaway was President and Chief Executive Officer of ArmaGen, Inc. and from 2008 until 2012, served as President and CEO of CEBIX, Inc. Prior to these efforts, Dr. Callaway held multiple senior leadership positions at Elan Pharmaceuticals, including simultaneously acting as Head of Development and overseeing the complex partnership with Wyeth Pharmaceuticals in the Alzheimer’s disease immunotherapy program. He has developed antibodies for a wide-range of therapeutic applications over the past two decades, including treatments of multiple sclerosis (Tysabri®: pharmaceutical development), Alzheimer’s disease (bapineuzumab: Program Executive), and blood-brain barrier transport, and has worked with the United States Food and Drug Administration on multiple orphan drug development programs. We believe Dr. Callaway’s significant life sciences executive, leadership and strategic experience in the area of biotherapeutics provides him with the appropriate set of skills to serve as a member of our Board.

Firdaus Jal Dastoor, FCS, was initially appointed as a member of our Board in January 2014 pursuant to terms of the agreement of our acquisition of Xenetic U.K. He has been employed by the Cyrus Poonawalla Group, a conglomerate in India with interests in horse racing and breeding, biotech, engineering and hotels, in business development strategies and operational roles since October 1981. Mr. Dastoor is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of the Serum Institute of India Private Limited at the Cyrus Poonawalla Group, one of our significant stockholders. He is a Fellow Member of The Institute of Company Secretaries of India since 1990. Mr. Dastoor is on the board of several private companies operating in the fields of engineering products, life sciences and biotech, international trade, financial services and quality standards certifications. Mr. Dastoor received a B.A. in Commerce from the University of Poona. We believe Mr. Dastoor’s knowledge of investments in the life sciences and biotechnology industries, and his finance and business development background provide him with the appropriate set of skills to serve as a member of our Board.

Dmitry Genkin was appointed to the Board on August 14, 2017. Dr. Genkin currently serves on the Company’s Scientific Advisory Board and previously served on the Company’s Board of Directors from 2004-2016. He has the Russian equivalent of an MD in Internal Therapy and studied drug delivery under Professor Gregory Gregoriadis at The School of Pharmacy, University of London in 1992, as well as the Department of Clinical Pharmacology at Karolinska Hospital, Stockholm from 1992 until 1993. Since 2005, Dr. Genkin has served as Executive Chairman of PJSC Pharmsynthez, a public company and Xenetic’s majority stockholder. Prior to that time, Dr. Genkin headed a number of Russia's largest pharmaceutical companies including Pharmavit, which had 27% of the Russian pharmaceutical market. In 1998, he was awarded the silver medal by the Russian Natural Science Academy. We believe Dr. Genkin’s significant life sciences, biotechnology and international background provide him with the appropriate set of skills to serve as a member of our Board.

Roman Knyazev has served as a member of our Board since April 2014. Mr. Knyazev has served in various positions at Rusnano Moscow since 2009, most recently as its Senior Investment Manager. He also serves on the board of directors of Nanolek, PETAR, PJSC Pharmsynthez, Lipoxen Technologies, Ltd and SynBio LLC. Mr. Knyazev is a Fellow of the Kauffman Fellows Program. We believe Mr. Knyazev’s experience investing in clinical stage biotechnology companies provides him with the appropriate set of skills to serve as a member of our Board.

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

Mr. Adam Logal was appointed to the Board on August 14, 2017. Mr. Logal joins the Xenetic Board of Directors with over 15 years of experience in the biopharmaceuticals industry. Since April 2014, Mr. Logal has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc. and from March 2007 until April 2014 served as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer. Mr. Logal is a director of VBI Vaccines, Inc., a publicly-traded company, and serves as its Audit Committee Chairman. Prior to joining OPKO, Mr. Logal served in various financial management roles at Nabi Biopharmaceuticals, a commercial stage biopharmaceutical company. Mr. Logal is a strategic finance executive with extensive experience in SEC compliance and reporting, domestic and international finance, strategic planning, cash flow management, budgeting, taxation, treasury and business development. We believe Mr. Logal’s extensive financial experience with public companies in the life sciences industry provides him with appropriate set of skills to serve as a member of our Board.

There are no family relationships among any of our directors and executive officers and, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Role in Risk Oversight

Our management is principally responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing our risk exposures on a day-to-day basis. The Board’s principal responsibility in this area is to ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout the Company to identify, assess and facilitate processes and practices to address material risk and to monitor our risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The involvement of the Board in reviewing our business strategy is an integral aspect of the Board’s assessment of management’s tolerance for risk and its determination of what constitutes an appropriate level of risk for the Company.

Our Board of Directors

Currently, the Board consists of seven (7) members: Jeffrey F. Eisenberg, Dr. James E. Callaway, Firdaus Jal Dastoor, Dr. Dmitry Genkin, Roman Knyazev, Dr. Roger Kornberg, and Adam Logal. Prior to August 2017, we combined the positions of Chief Executive Officer and Board Chair. As of August 2017, we separated the roles of Chief Executive Officer and Board Chair in recognition of the differences between the two roles. The Board of Directors is currently chaired by independent director, Adam Logal, and our Chief Executive Officer, Jeffrey Eisenberg, is our only employee-director. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Board Chair is responsible for leading the Board in the execution of its fiduciary duties. The Board Chair presides over meetings of the full Board. While we recognize that different board leadership structures may be appropriate for companies in different situations, we believe our current leadership structure is the optimal structure for the Company at this time. Directors shall hold office for a one-year term or until their successors have been duly elected and qualified. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

Committees of the Board

The Board has five committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, an Expense Management and Financing Oversight Committee, and a Strategic Alternatives Committee. It has adopted charters to govern the conduct, authority and responsibilities of the Audit Committee, Compensation Committee and Corporate Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal control over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K.

For the fiscal year 2017, the Audit Committee was composed of three directors. Mr. Dastoor served on the committee for all of fiscal 2017. Dr. Benz and Ms. Deptula-Hicks (former chair) each served on the Audit Committee until August 9, 2017. Dr. Callaway and Mr. Logal (chair) were each appointed to the Audit Committee on August 14, 2017. The Audit Committee met three times during fiscal year 2017. The Audit Committee is currently composed of three directors: Dr. Callaway, Mr. Dastoor and Mr. Logal (chair). The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/.

The Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards).

The Board of Directors has also determined that Mr. Logal qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Logal’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that one report, covering an aggregate of one transaction, was filed late by Ms. Deptula-Hicks and one report, covering an aggregate of one transaction, was filed late by Dr. Benz. Additionally, certain reports filed in the previous fiscal year by Ms. Deptula-Hicks and Messrs. Knyazev, Dastoor and Maguire inadvertently did not include all respective holdings on such filings and were corrected pursuant to amended reports, including: two reports, covering an aggregate of two transactions, filed by Ms. Deptula-Hicks; two reports, covering an aggregate of two transactions, filed by Mr. Maguire; two reports, covering an aggregate of two transactions, filed by Mr. Dastoor; and one report, covering an aggregate of one transaction, filed by Mr. Knyazev. Initial reports on Form 3 of ownership were filed late by Messrs. Genkin and Callaway and by PJSC Pharmsynthez and Synbio LLC.

ITEM 11 – EXECUTIVE COMPENSATION

This item sets forth the compensation information for Michael Scott Maguire, our former Chief Executive Officer, Jeffrey Eisenberg, our current Chief Executive Officer, Dr. Curtis Lockshin, our Chief Scientific Officer, and James Parslow, our Chief Financial Officer. On October 26, 2017, Mr. Eisenberg became the Company’s Chief Executive Officer in place of Mr. Maguire. We refer to Messrs. Maguire, Eisenberg, Lockshin and Parslow herein as our “named executive officers.”

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2017 and 2016, the compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
M. Scott Maguire, Former Chief	2017	$470,589		–	–	–	–	$164,894	(2)	$635,483
Executive Officer	2016	$456,067	(3)	–	–	$727,241	$206,630	$78,589		$1,468,527
Jeffrey F. Eisenberg,	2017	$300,000	(4)	–	$105,720	$375,389	–	$34,381	(5)	$815,490
Chief Executive Officer	2016	$41,823	(4)	–	–	$648,984	–	$2,991		$693,798
James Parslow, Chief Financial Officer	2017	$198,750	(6)	–	–	$667,216	–	$24,830	(7)	$890,796
Dr. Curtis Lockshin, Chief Scientific Officer	2017	$250,000	(8)	–	–	$625,316	–	$2,523	(9)	$877,839

_____________

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 12 to our audited consolidated financial statements included in Item 8 of the Original Filing. Mr. Eisenberg, Mr. Parslow and Dr. Lockshin were granted options to purchase 250,000 shares, 175,000 shares and 175,000 shares of common stock, respectively, during 2017. In addition, Mr. Eisenberg was granted 50,000 restricted stock units in 2017.
(2)	Includes (i) a $39,384 lump sum termination payment, (ii) $40,254 for health and welfare plans, (iii) $74,116 reimbursement for certain tax liabilities; (iv) $6,640 of director pay and (v) $4,500 of tax preparation costs.
(3)	A portion of Mr. Maguire’s 2015 salary was deferred pursuant to a convertible promissory note and subsequently paid in full in 2016. As part of this arrangement, Mr. Maguire earned $13,176 of interest and was granted a warrant to purchase 37,369 shares of our common stock at the lesser of $6.60 and 120% of the price per share in our next capital raise of at least $7 million. Mr. Maguire’s compensation is denominated and paid in British pounds. The amount paid in pounds is converted to U.S. dollars at the spot exchange rate on the date of payment.
(4)	Mr. Eisenberg was appointed our Chief Operating Officer in December 2016 and Chief Executive Officer in October 2017. Mr. Eisenberg served as a director of the Company from July 2016 through November 2016. For fiscal year 2016, the amount represents the amount earned by Mr. Eisenberg pursuant to his written employment agreement with the Company as well as fees earned for his Board service for the period from July 2016 through November 2016 prior to his appointment as Chief Operating Officer totaling $16,823. As an employee, Mr. Eisenberg no longer receives compensation for serving as a member of our Board.
(5)	For fiscal year 2017, includes (i) $13,500 of contributions to our U.S. 401(k) Plan and (ii) $20,881 for health and welfare plans.
(6)	Mr. Parslow was appointed our Chief Financial Officer in April 2017.
(7)	Includes (i) $9,937 of contributions to our U.S. 401(k) Plan and (ii) $14,893 for health and welfare plans.
(8)	Dr. Lockshin was appointed our Chief Scientific Officer in January 2017.
(9)	Includes (i) $1,563 of contributions to our U.S. 401(k) Plan and (ii) $960 for health and welfare plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable	Number of Securities Underlying Unexercised Options, Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
M. Scott Maguire	15,002(1)	—	4.59	6/9/2020	—	—
	212,122(2)	—	4.59	9/5/2025	—	—
	83,333(3)	166,667(3)	3.50	12/20/2026	—	—
	37,402(4)(5)	—	11.55	None	—	—
	226,722(4)(6)	—	17.49	None	—	—
					—	—
Jeffrey F. Eisenberg	79,800(7)	150,200(7)	3.40	12/2/2026	—	—
	—	250,000(8)	2.11	10/26/2027	—	—
	—	—	—	—	50,000(9)	$105,720

James Parslow	—	175,000(10)	4.57	4/3/2027	—	—

Curtis Lockshin	14,546(11)	—	4.59	12/31/2024	—	—
	10,101(12)	5,052(12)	4.59	9/6/2025	—	—
	—	175,000(13)	4.30	1/1/2027	—	—

_________________

(1)	Vested 100% on the date of grant.
(2)	Vested one-third on the date of grant, one-third upon the first anniversary of the grant date and one-third upon the second anniversary of the grant date.
(3)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third on the third anniversary of the grant date. Per Mr. Maguire’s Settlement Agreement dated November 3, 2017, all unvested stock options will vest on October 31, 2018.
(4)	References a JSOP award. The JSOP awards do not carry an expiration date once vested. Please refer to Note 12 to our audited consolidated financial statements included in Item 8 of our Original Filing for further description of the JSOP awards.
(5)	Vested equally over a five-year period from the date of grant.
(6)	Vested equally over a three-year period from the date of grant.
(7)	4,700 shares vested 100% on the date of grant. Remainder vests one-third upon the first anniversary of the grant date, one-third of the remaining amount upon the second anniversary of the grant date and one-third of the remaining amount on the third anniversary of the grant date.
(8)	125,000 of the options granted vest one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date. 100,000 of the options granted vest upon the achievement of key clinical milestones for XBIO-101 and 25,000 of the options granted vest upon the achievement of key development milestones related to PSA.
(9)	References restricted stock units (“RSUs”) granted on October 26, 2017. Each RSU represents the right to receive one share of the Company’s common stock at vesting. The RSUs vest one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(10)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(11)	Vested one-third upon March 3, 2015, one-third upon March 15, 2016 and one-third upon March 15, 2017.
(12)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(13)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.

Employment Agreements with our Named Executive Officers

Employment Agreement with Mr. Maguire

Mr. Maguire served as CEO of the Company and CEO of Lipoxen until October 2017, pursuant to a written employment agreement dated November 3, 2009 with Lipoxen (the “Maguire Employment Agreement”). We assumed this agreement in connection with our acquisition of Xenetic U.K. The agreement was governed by and construed in accordance with English law. Pursuant to the Maguire Employment Agreement, Mr. Maguire’s annual salary was set at $456,067 and was subject to periodic review by our Compensation Committee without any obligation on the part of the Compensation Committee to increase. We were required to make contributions to the Defined Contribution Pension Scheme of Xenetic U.K. at a rate of 12% of base salary, subject to statutory lifetime maximum contribution limits. During 2016, Mr. Maguire reached his lifetime maximum contribution limit and no further contributions were allowed. Additionally, Mr. Maguire was provided with life insurance coverage equal to four times base salary and was entitled to participate in our permanent health and private medical schemes. He was also eligible to participate in our bonus and share option/equity incentive options and/or schemes in force from time to time. The Employment Agreement was terminable by us for good cause without notice or payment in lieu of notice to Mr. Maguire. In case of termination upon change in control, Mr. Maguire was entitled for up to twelve months’ severance. As of October 26, 2017, Mr. Maguire no longer serves as the CEO of the Company, but continues serving as the CEO of Lipoxen.

On November 3, 2017, the Company and its wholly-owned subsidiaries, Xenetic U.K. and Lipoxen, entered into a Settlement Agreement with Mr. Maguire (the “Settlement Agreement”), which terminated the Employment Agreement. Pursuant to the terms of the Settlement Agreement, Mr. Maguire will continue to receive his then-current base salary and benefits for a period of 12 months, received a lump sum termination payment of £30,000 and will be reimbursed for certain tax liabilities as described in the Settlement Agreement. Additionally, Mr. Maguire’s unvested stock options will vest on October 31, 2018, upon the terms and conditions specified in the Settlement Agreement and Mr. Maguire will have until June 10, 2020 to exercise the vested options (unless the terms of the options provide for a longer period). Mr. Maguire continues to serve the Company during the management transition.

Employment Agreement with Mr. Eisenberg

We entered into an employment agreement with Mr. Eisenberg effective as of December 1, 2016 for him to serve as Chief Operating Officer (the “Original Agreement”). The Original Agreement was for an initial term of one year, and automatically renewed for successive one year periods unless either party gave notice to the other no later than 90 days prior to the expiration of the then-applicable term; provided, however, that we could terminate the Original Agreement at any time. Mr. Eisenberg’s annual salary under the Original Agreement was $300,000, and was subject to annual review and upward adjustment only by the Compensation Committee of the Board. Mr. Eisenberg was also eligible to receive a bonus equal to 35% of his annual salary based on the attainment of certain individual and/or Company goals established by the Board or a committee thereto. Mr. Eisenberg was also eligible to participate in our employee benefit, welfare and other plans, as may be maintained by us from time to time, on a basis no less favorable than those provided to other similarly situated executives of the Company. Mr. Eisenberg was also subject to certain customary confidentiality, non-solicitation and non-competition provisions.

Under the Original Agreement, if Mr. Eisenberg’s employment was terminated by us without “Cause” (as defined in the Original Agreement) or if he resigned for “Good Reason” (as defined in the Original Agreement), he was entitled to receive (i) six months of his then current base salary, paid over time in accordance with our payroll practices then in effect if he had been employed by us for six months or less, (ii) 12 months of his then current base salary, paid over time in accordance with our payroll practices then in effect if he had been employed by us for more than six months, (iii) a pro-rated annual bonus and (iv) payment of premiums for continued health benefits under COBRA for up to six months.

On October 26, 2017, the Company amended and restated the Original Agreement in order to employ Mr. Eisenberg as the Chief Executive Officer of the Company, effective as of the same date (the “Amended Agreement”). The terms of the Amended Agreement were substantially similar to the terms of the Original Agreement, except for Mr. Eisenberg is now eligible to receive a bonus equal to 50% of his annual salary based on the attainment of certain individual and/or Company goals established by the Board or a committee thereto, and if Mr. Eisenberg’s employment is terminated by us without “Cause” (as defined in the Amended Agreement) or if he resigns for “Good Reason” (as defined in the Amended Agreement), he will be entitled to receive (i) within thirty days following the date of termination, an amount equal to one times his then current base salary, (ii) a pro-rated annual bonus and (iii) payment of premiums for continued health benefits under COBRA for up to twelve months.

Employment Agreement with Mr. Parslow

We entered into an employment agreement with Mr. Parslow effective as of April 3, 2017 (the “Parslow Employment Agreement”). The Parslow Employment Agreement does not provide for a specified term of employment and Mr. Parslow’s employment will be on an at-will basis. Mr. Parslow will receive an initial annual base salary of $265,000 and is eligible to earn an annual cash incentive bonus, which is initially set at a target aggregate bonus amount of 35% of Mr. Parslow’s base salary, upon achievement of certain individual and/or Company performance goals set by the Compensation Committee. Mr. Parslow is also eligible to participate in the Company’s employee benefit, welfare and other plans, as may be maintained by the Company from time to time, on a basis no less favorable than those provided to other similarly-situated executives of the Company. Mr. Parslow is also subject to certain customary confidentiality, non-solicitation and non-competition provisions.

If Mr. Parslow’s employment is terminated by the Company without “cause” (as defined in the Parslow Employment Agreement) or Mr. Parslow resigns for “good reason” (as defined in the Parslow Employment Agreement), after six months of employment but before his first anniversary with the Company, he will be entitled to receive (i) six months of his then current base salary, paid over time in accordance with the Company’s payroll practices then in effect and (ii) payment of premiums for continued health benefits under COBRA for up to six months. If Mr. Parslow’s employment is terminated by the Company without “cause” (as defined in the Parslow Employment Agreement) or Mr. Parslow resigns for “good reason” (as defined in the Parslow Employment Agreement), after his first anniversary with the Company, he will be entitled to receive (i) one year of his then current base salary, paid over time in accordance with the Company’s payroll practices then in effect and (ii) payment of premiums for continued health benefits under COBRA for up to one year.

Employment Agreement with Dr. Lockshin

We entered into an employment agreement with Dr. Lockshin effective as of January 1, 2017 (the “Lockshin Employment Agreement”). The Lockshin Employment Agreement does not provide for a specified term of employment and Dr. Lockshin’s employment will be on an at-will basis. Dr. Lockshin will receive an initial annual base salary of $250,000 and is eligible to earn an annual performance-based cash incentive bonus, which is initially set at a target aggregate bonus amount of 35% of Dr. Lockshin’s base salary, upon achievement of certain individual and/or Company performance goals established by the Board or a committee thereto. Dr. Lockshin is also eligible to participate in the Company’s employee benefit, welfare and other plans, as may be maintained by the Company from time to time, on a basis no less favorable than those provided to other similarly-situated executives of the Company. Dr. Lockshin is also subject to certain customary confidentiality, non-solicitation and non-competition provisions.

If Dr. Lockshin’s employment is terminated by the Company without “Cause” (as defined in the Lockshin Employment Agreement) or Dr. Lockshin terminates his employment for “Good Reason” (as defined in the Lockshin Employment Agreement) and Dr. Lockshin executes and does not revoke a general release of claims against the Company, then he will be entitled to receive (i) one year of his then current base salary, paid over time in accordance with the Company’s payroll practices then in effect and (ii) payment of premiums for continued health benefits under COBRA for up to twelve months.

Potential Payments Upon Termination or Change of Control

Our named executive officers may be entitled to payments upon termination or change in control. The details of such payments are included in the description of their employment agreements above.

Director Compensation Table

As our employee directors during fiscal 2017, each of Mr. Maguire and Mr. Eisenberg did not receive any compensation for his Board service during the last completed year. Mr. Maguire resigned from the Board effective August 9, 2017. The following table sets forth information for the year ended December 31, 2017 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)		Total ($)

Dr. James E. Callaway(3)	$18,750	–	$62,553	–		$81,303
Firdaus J. Dastoor	$26,920	–	$45,895	–		$72,815
Dr. Dmitry Genkin(4)	$–	–	$–	$49,980	(5)	$49,980
Roman Knyazev	$1,950	–	$–	–		$1,950
Dr. Roger Kornberg	$50,000	–	$45,895	–		$95, 895
Mr. Adam Logal(6)	$18,750	–	$62,553	–		$81,303
Dr. Edward J. Benz(7)	$36,413	–	$–	–		$36,413
Darlene Deptula-Hicks(8)	$42,935	–	$–	–		$42,935

_______________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2017. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 12 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2017:

Name	Option Awards (#)
Dr. James Callaway	25,000
Firdaus J. Dastoor	70,455
Dr. Dmitry Genkin	37,389
Roman Knyazev	37,879
Dr. Roger Kornberg	50,000
Adam Logal	25,000

In addition to the option awards described above, Mr. Dastoor holds a warrant to purchase 48,485 shares of our common stock at $7.92 per share. These warrants are fully vested and expire in December 2019. In addition, Dr. Genkin holds a warrant to purchase 30,304 shares of our common stock at $13.86 per share. These warrants are fully vested and expire in November 2020.
(3)	Dr. Callaway was appointed to the Board on August 14, 2017.
(4)	Dr. Genkin was appointed to the Board on August 14, 2017.
(5)	These amounts represent fees paid for scientific services rendered to the Company by Dr. Genkin during 2017.
(6)	Mr. Logal was appointed to the Board on August 14, 2017.
(7)	Dr. Benz resigned from the Board effective August 9, 2017.
(8)	Ms. Deptula-Hicks resigned from the Board effective August 9, 2017.

See “Certain Related Person Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2018 for:

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

The percentage of shares beneficially owned is computed on the basis of 8,717,541 shares of our common stock outstanding as of March 31, 2018, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 99 Hayden Ave, Suite 230, Lexington, Massachusetts 02421.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned
Fiscal Year 2017 Named Executive Officers and Directors
Jeffrey F. Eisenberg	79,800	(2)	*
James Parslow	58,333	(3)	*
Dr. Curtis Lockshin	82,981	(4)	*
Dr. James E. Callaway	12,500	(5)	*
Firdaus J. Dastoor	106,440	(6)	1.2%
Dr. Dmitry Genkin(7)	99,693	(8)	1.1%
Roman Knyazev(9)	37,879	(10)	*
Dr. Roger Kornberg	37,500	(11)	*
Adam Logal	12,500	(12)	*
All executive officers and directors as a group (9 persons)	527,626	(13)	5.7%
5% Current Stockholders
PJSC Pharmsynthez(7) (9)	7,880,614	(14)	70.2%
Serum Institute of India Private Limited	842,519	(15)	9.4%

*	Represents beneficial ownership of less than one percent (1%).
(1)	This table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 79,800 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2018.
(3)	The total beneficial ownership consists of 58,333 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2018.
(4)	The total beneficial ownership consists of 82,981 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2018.
(5)	The total beneficial ownership consists of 12,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2018.
(6)	The total beneficial ownership consists of 106,440 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2018.

(7)	Dr. Genkin is the Chairman of the Board of Directors of Pharmsynthez.
(8)	The total beneficial ownership consists of 32,000 shares of common stock owned directly and 67,693 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2018.
(9)	Mr. Knyazev is the Deputy Chairman of the Board of Directors of Pharmsynthez.
(10)	The total beneficial ownership consists of 37,879 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2018.
(11)	The total beneficial ownership consists of 37,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2018.
(12)	The total beneficial ownership consists of 12,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2018.
(13)	The total beneficial ownership consists of 32,000 shares of common stock owned directly and 495,626 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2018.
(14)	The total beneficial ownership consists of 5,365,455 shares of common stock owned directly or indirectly through SynBio, including 145,455 held in escrow, 1,454,545 shares issuable upon the conversion of Series B Preferred Stock and 1,060,614 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2018. The address of PJSC Pharmsynthez is Office Center IT Park, 25 Liter ZH, Krasnogo Kursanta St., St. Petersburg, 197110, Russia.
(15)	The total beneficial ownership consists of 630,396 shares of common stock owned directly and indirectly by related affiliates of Serum Institute of India Private Limited and 212,123 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2018. The address of Serum Institute of India is S. No. 212/2, Off Soli Poonawalla Road, Hadapsar, Pune, 411028, Maharashtra, India.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,887,088	(1)	$4.02	1,420,543
Equity compensation plans not approved by security holders	–		–	–
Total	1,887,088		$4.02	1,420,543

(1)	Consists of 1,887,088 shares of our common stock to be issued upon the exercise of outstanding stock options and restricted stock units under the Xenetic Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2017 and the fiscal year ended December 31, 2016, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and disclosed below.

Policy Regarding Related Party Transactions

Our Board adopted a written related party transaction policy prior to our Nasdaq Uplist on November 1, 2016 to set forth the policies and procedures for the review and approval or ratification of related party transactions. Any transaction between the Company and its officers, directors, principal stockholders or affiliates is required to be on terms no less favorable to us than could be reasonably obtained in arms-length transactions with independent third-parties, and any such material related party transactions must also be reviewed and approved by a majority of the Board of Directors. All of the actions described in this section occurred prior to the adoption of this policy.

PJSC Pharmsynthez

PJSC Pharmsynthez (formerly, OJSC Pharmsynthez) (“Pharmsynthez”) is our largest and controlling stockholder with a share ownership of 52.1% of the total issued and outstanding common stock at March 31, 2018. Pharmsynthez was a related party of SynBio, which is related party of ours, and acquired 100% of SynBio in February 2017. The combined ownership of Pharmsynthez and SynBio was 61.5% at March 31, 2018. In addition, one of our directors, Dr. Dmitry Genkin, is the Chairman of the board of directors of Pharmsynthez, a second director of ours, Mr. Roman Knyazev, is also a director of Pharmsynthez and one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez. In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six drug candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any pre-clinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

Financing Agreements

In July 2015, we entered into a Securities Purchase Agreement with Pharmsynthez providing for the issuance of certain promissory notes and certain warrants to purchase shares of our common stock.

In November 2015, we entered into the Kevelt APA with AS Kevelt and Pharmsynthez. The Kevelt APA provided for the transfer to us of certain intellectual property rights with respect to the immunomodulatory drug candidate XBIO-101 held by AS Kevelt. In April 2016, we completed the purchase of the intellectual property rights associated with the Kevelt APA and issued 3.0 million shares of common stock pursuant to the agreement.

The Kevelt APA also provided for our issuance of certain convertible promissory notes and warrants to purchase shares of our common stock. During the quarter ended March 31, 2016, we issued $3.5 million of convertible promissory notes to Pharmsynthez receiving $3.5 million in cash proceeds. In April 2016, Pharmsynthez converted all of its convertible promissory notes (both the July 2015 note and the Q1 2016 notes) and associated interest of approximately $12.3 million into 1.4 million shares of common stock. As such, we issued to Pharmsynthez 1.3 million shares of common stock in connection with conversion of the convertible notes, which amount, together with the 3.0 million shares of common stock in connection with the closing of the Kevelt APA, resulted in an aggregate of 4.4 million new shares of common stock being issued to Pharmsynthez.

During the quarter ended September 30, 2016, we issued $1.0 million of convertible promissory notes to Pharmsynthez, receiving $1.0 million in cash proceeds of which $0.5 million of the notes was applied toward our November 2016 offering. On November 1, 2016, Pharmsynthez purchased 1,454,545 shares of Convertible Series B Preferred Stock in our initial public offering for $6.0 million.

SynBio LLC

SynBio is one of our largest stockholders and owns approximately 9.4% of our total issued and outstanding common stock as of March 31, 2018 and all of our outstanding Series A Preferred Stock. Effective February 27, 2017, Pharmsynthez acquired 100% of SynBio.

In August 2011, SynBio and the Company entered into a stock subscription and collaborative development of pharmaceutical products agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop pharmaceutical products using certain molecule(s) based on SynBio’s technology and the Company’s proprietary technology (PolyXen, OncoHist and ImuXen) that prolongs the active life and/or improves the pharmacokinetics of certain therapeutic proteins and peptides (as well as conventional drugs). In return, SynBio granted an exclusive license to the Company to use the pre-clinical and clinical data generated by SynBio in certain agreed products and engage in the development of commercial candidates.

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

Loan Agreement

In May 2011, we received a short-term unsecured loan facility of up to $1.7 million from SynBio, of which none was outstanding as of December 31, 2017 and 2016, respectively. In connection with the Kevelt APA, we made a series of payments during 2016 totaling $323,640 to creditors of Kevelt. Pursuant to the Kevelt APA such payments are considered direct offsets to the loan with SynBio. The loan had an interest rate of 8.04% per annum as of the date of grant, with interest payable upon repayment of the loan, which was to be seven months after the closing date of the loan. In December 2016, we entered into an agreement with SynBio, Pharmsynthez, and Kevelt, which settled all amounts owed by us on the SynBio loan; for services provided by Kevelt to us in connection with the XBIO-101 Phase 2 project; and the purchase of drug candidate supply from Kevelt sufficient to meet the needs of the XBIO-101 Phase 2 clinical trial. Pursuant to the agreement, we transferred $620,387 to the counterparties. We repaid the remainder of the loan facility with proceeds from our November 1, 2016 offering.

Serum Institute

Serum Institute owns approximately 7.2% of our total issued and outstanding common stock at March 31, 2018. One of our directors, Firdaus Jal Dastoor, is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of Serum Institute. In the period from 2004 through 2011, we entered into certain amended license and supply agreements with Serum Institute. The original license agreement with Serum Institute was a collaborative Development and Manufacturing Arrangement to develop agreed upon potential commercial product candidates using our PolyXen technology. Following the 2011 amendment, which is still in effect, Serum Institute retained an exclusive license to use our PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (PSA-EPO) in territories excluding the United States of America, European Economic Area and Japan, among certain other territories. Serum Institute will be responsible for conducting all pre-clinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense.

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

Director Fees and Consulting Services Agreement with Dr. Dmitry Genkin

We previously had entered into an agreement with Dr. Dmitry Genkin under which he was entitled to an annual fee of £750 paid in quarterly installments for his services as director of the Company. During 2016 Dr. Genkin was paid approximately $1,000 in respect of director services provided in each year. In addition, Dr. Genkin provides research and consulting services to the Company, for which he was paid approximately $50,000 and $129,000 during the years ended December 31, 2017 and 2016, respectively. The agreement was terminated on July 31, 2017. In May 2016, Mr. Genkin resigned from the Board and was reappointed to the Board in August 2017.

Deferred Salary Arrangement with Mr. M. Scott Maguire

Mr. Maguire is our former Chief Executive Officer and current Chief Executive Officer of Lipoxen. Mr. Maguire’s current annual salary is $456,067 pursuant to his written employment agreement with us. Of Mr. Maguire’s 2015 salary amount and 2016 salary through June 30, 2016, fifty percent (50%) had been paid in cash and fifty percent (50%) had been deferred and accrued pursuant to an unwritten arrangement between us and Mr. Maguire. In July 2016, we issued a 10% Junior Secured Collateralized Convertible Promissory Note in the amount of $369,958 and warrants to purchase 37,369 shares of our common stock at the lesser of $6.60 per share and 120% of the price per share in our next capital raise of at least $7 million to Mr. Maguire for the deferred salary. We also entered into a Deferred Salary Security Agreement with Mr. Maguire, pursuant to which Mr. Maguire agreed to continue to defer fifty percent (50%) of his salary until the earlier to occur of: (i) the closing of a public offering of our securities concurrent to a NASDAQ listing, or (ii) September 30, 2016 (the “Deferral End Date”). All deferred salary became due and payable on the Deferral End Date. As security for the payment of the deferred salary, we granted Mr. Maguire a continuing security interest in our assets, including all inventory, accounts, accounts receivable, equipment, trademarks, contracts, copyrights and general intangibles, provided, however, that pursuant to a Debt Subordination Agreement between Mr. Maguire and Pharmsynthez, the payment of such deferred salary is subordinate to the prior payment in full in cash of any and all of our indebtedness and liabilities to Pharmsynthez. Upon completion of our public offering on November 7, 2016, we settled this note and related interest in cash and the Debt Subordination Agreement was subsequently terminated.

Director Independence

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with advisors to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors were independent directors within the meaning of the applicable NASDAQ listing standards for the period during which they served as a member of the Board during fiscal year 2017: Dr. Callaway, Mr. Dastoor, Dr. Kornberg, Mr. Logal, Dr. Benz and Ms. Deptula-Hicks. On August 14, 2017, Dr. Callaway and Mr. Logal were appointed to the Board replacing two former independent directors - Dr. Edward Benz and Ms. Deptula-Hicks - who resigned as members of the Board on August 9, 2017.

During fiscal year 2017, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as independence is currently defined in Rule 5605 of the NASDAQ listing standards).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and December 31, 2016, by Marcum LLP, the Company’s principal accountant.

	2017	2016
Audit Fees	$167,824	$209,140
Audit-Related Fees	8,005	145,327
Tax Fees	–	–
Other Fees	–	–
	$175,829	$354,467

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2017 and 2016.

Audit-Related Fees

Audit related fees during the year ended December 31, 2017 include fees incurred in connection with SEC filings related to our Amended and Restated Equity Incentive Plan. Audit-related fees during the year ended December 31, 2016 include fees incurred in connection with consulting services provided for review and analysis of financial accounting and reporting requirements related to the Company’s NASDAQ uplisting and reverse stock split.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee pre-approves all audit and non-audit accounting services provided by our independent, registered accounting firm. All audit and non-audit fee services described above were pre-approved by the Audit Committee.

Pursuant to the Board of Directors’ policy, to help ensure the independence of our independent registered public accounting firm, all auditing services and permitted non-audit services (including the terms thereof) to be performed for us by our independent registered public accounting firm must be pre-approved by the Audit Committee, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the commencement of services.

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2017. Our Audit Committee reviewed all services provided by Marcum LLP in 2017 and concluded that the services provided were compatible with maintaining its independence.

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

(b)	Exhibits: The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
31.3	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.4	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

Date: April 30, 2018	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer

