Form 10-Q
period 2018-03-31
Xenetic Biosciences, Inc.
filed 2018-05-15
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2018

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of May 11, 2018, the number of outstanding shares of the registrant’s common stock was 8,717,541.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2018	DECEMBER 31, 2017

ASSETS
Current assets:
Cash	$3,866,259	$5,533,062
Restricted cash	66,510	66,510
Prepaid expenses and other	343,441	285,005
Total current assets	4,276,210	5,884,577

Property and equipment, net	22,123	27,846
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	718,165	724,713

Total assets	$17,543,005	$19,163,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$896,429	$786,779
Accrued expenses	826,552	1,135,653
Other current liabilities	16,371	21,234
Total current liabilities	1,739,352	1,943,666

Deferred tax liability	2,918,518	2,918,518

Total liabilities	$4,657,870	$4,862,184
Commitments (Note 9)

Stockholders' equity:
Preferred Stock, 10,000,000 shares authorized
Series B, $0.001 par value: 2,120,742 and 2,120,742 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,120	2,120
Series A, $0.001 par value: 970,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	970	970
Common stock, $0.001 par value; 45,454,546 shares authorized as of March 31, 2018 and December 31, 2017; 9,041,426 and 9,041,426 shares issued as of March 31, 2018 and December 31, 2017, respectively; 8,717,541 and 8,717,541 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	9,040	9,040
Additional paid in capital	165,656,106	165,249,912
Accumulated deficit	(147,755,655)	(145,933,137)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	12,885,135	14,301,459

Total liabilities and stockholders' equity	$17,543,005	$19,163,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Operating costs and expenses:
Research and development	$(706,271)	$(1,221,144)
General and administrative	(1,122,072)	(1,634,533)
Loss from operations	(1,828,343)	(2,855,677)

Other income (expense):
Other income (expense)	5,398	(9,356)
Interest income (expense)	427	(588)
Total other income (expense)	5,825	(9,944)

Net loss	$(1,822,518)	$(2,865,621)

Basic and diluted loss per share	$(0.21)	$(0.34)

Weighted-average shares of common stock outstanding, basic and diluted	8,717,541	8,518,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,822,518)	$(2,865,621)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,723	7,712
Share-based payments	383,850	650,275
Warrant expense for services	4,917	(15,346)
Vendor share-based payments	17,427	31,068
Changes in operating assets and liabilities:
Accounts receivable	–	3,000,000
Prepaid expenses and other assets	(51,888)	(584,556)
Accounts payable, accrued expenses and other liabilities	(204,314)	57,277
Net cash (used in) provided by operating activities	(1,666,803)	280,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	–	(5,429)
Net cash used in investing activities	–	(5,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities	–	–

Net change in cash and restricted cash	(1,666,803)	275,380
Cash and restricted cash at beginning of period	5,599,572	4,114,641

Cash and restricted cash at end of period	$3,932,769	$4,390,021

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$671	$599

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B preferred stock to common stock	$–	$120
Reclassification of common shares issuable to accounts payable	$–	$65,977
Issuance of common stock for promissory note converted in 2016	$–	$125

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company) incorporated in the state of Nevada and based in Lexington, Massachusetts, is a biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel oncology therapeutics. Xenetic’s lead investigational drug candidate is oncology therapeutic XBIO-101 (sodium cridanimod) for the treatment of progestin – resistant endometrial cancer. Xenetic’s lead proprietary technology is PolyXen™, an enabling platform technology which can be applied to protein or peptide therapeutics. It uses the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. Xenetic incorporates its patented and proprietary technologies into a number of drug candidates currently under development either in-house or with biotechnology and pharmaceutical industry collaborators to create what the Company believes will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics.

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless otherwise indicated, all references herein to “Xenetic,” the “Company,” “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

The Company, directly or indirectly, through its wholly-owned subsidiary, Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and its wholly-owned subsidiaries, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to Virexxa®, OncoHist™, PolyXen™, ErepoXen™, ImuXen™, and PulmoXen™, which are used throughout this Quarterly Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

The Company incurred a net loss of approximately $1.8 million for the three months ended March 31, 2018. We had an accumulated deficit of approximately $147.8 million as of March 31, 2018 as compared to an accumulated deficit of approximately $145.9 million at December 31, 2017. Working capital was approximately $2.5 million and $3.9 million at March 31, 2018 and December 31, 2017, respectively. The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue the pursuit of its business plan and continue as a going concern.

The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means; however, it has not secured any commitment for additional financing at this time. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond its control.

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

2.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018 and amended on April 30, 2018.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Xenetic UK and its wholly owned subsidiaries: Lipoxen, Xenetic Bioscience, Incorporated, and SymbioTec. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company does not currently have any revenue generating contracts with customers and, therefore, the adoption of this new revenue standard did not have a material impact on the condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company in the first quarter of fiscal 2018. Adoption of this standard resulted in reclassification of restricted cash in the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and March 31, 2017.

3.	Significant Strategic Drug Development Collaborations – Related Parties

The Company has entered into various research, development, license and supply agreements with Shire plc (“Shire”), Serum Institute of India (“Serum Institute”), its controlling stockholder PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), which is now a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2018. No amounts were recognized as revenue related to these agreements during the three months ended March 31, 2018 or 2017.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
Laboratory equipment	$264,583	$264,583
Office and computer equipment	46,634	46,634
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment – at cost	358,321	358,321
Less accumulated depreciation	(336,198)	(330,475)
Property and equipment – net	$22,123	$27,846

Depreciation expense was approximately $6,000 and $8,000 for the three months ended March 31, 2018 and 2017, respectively.

5.	Fair Value Measurements

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

The Company’s cash and restricted cash are measured at fair value on a recurring basis and are classified as Level 1 in the fair value hierarchy. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2018 and March 31, 2017, respectively.

6.	Stockholders’ Equity

Common Stock

In March 2017, the Company issued 125,397 shares of the Company’s common stock to Pharmsynthez, our controlling stockholder, in connection with the conversion by Pharmsynthez of its $500,000 10% convertible promissory note and related interest as a result of the Company’s underwritten public offering in November 2016.

During the three months ended March 31, 2017, 120,000 shares of Series B preferred stock were converted into 120,000 shares of common stock.

Warrants

As of March 31, 2018, and December 31, 2017, there were outstanding warrants to purchase an aggregate of 3,522,225 shares of common stock at a weighted average exercise price of $4.30 which had been issued in connection with debt and equity financing arrangements.

7.	Share-Based Payments

Total share-based payments related to stock options, restricted stock units (“RSUs”), common stock awards, and non-financing warrants were approximately $0.4 million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively.

Share-based payments are classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$60,345	$109,533
General and administrative expenses	345,849	556,464
	$406,194	$665,997

Employee Stock Options

No employee stock options or RSUs were granted nor exercised during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company granted 175,000 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk free rate of 0.19% and an expected volatility of 110%. In addition, during the three months ended March 31, 2017, the Company extended the exercise expiration date of certain former employee stock option awards resulting in a change in incremental value of approximately $4,000, which was charged to administrative expense. The Company recognized a total of $0.4 million and $0.6 million of compensation expense related to employee stock options during the three months ended March 31, 2018 and 2017, respectively. No RSUs were granted nor exercised during the three months ended March 31, 2017.

Non-Employee Stock Options

During the three months ended March 31, 2018, the Company granted 10,000 non-employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk-free rate of 1.7% and an expected volatility of 118.1%. No non-employee stock options were exercised during the three months ended March 31, 2018 or 2017. The Company recognized approximately $9,000 and $44,000 of expense related to non-employee stock options during the three months ended March 31, 2018 and 2017, respectively.

Common Stock Awards

During the three months ended March 31, 2018 and 2017, the Company granted 8,094 and 5,475 common stock awards, respectively, based on the value of the professional services provided and the average stock price during each respective quarter. As all services were rendered in each respective quarter, approximately $17,000 and $31,000 of expense related to common stock awards was recognized during each of the three-month periods ended March 31, 2018 and 2017, respectively. All common stock awards were authorized but not issued as of March 31, 2018.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of March 31, 2018 and December 31, 2017, warrants to purchase 646,249 shares of common stock were outstanding. The fair value of these warrants were determined at each issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. The Company recognized approximately $5,000 of expense on revaluation of warrants for the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company recognized an approximate gain of $15,000 as a result of a reduction in estimated fair value of warrants. No warrants were granted or exercised in connection with collaboration agreements and consulting services during the three months ended March 31, 2018 and 2017.

8.	Income Taxes

During the three months ended March 31, 2018 and 2017, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $23.2 million and $22.8 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, and December 31, 2017, the net deferred tax liability of $2.9 million on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the Company’s January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of March 31, 2018 and December 31, 2017, the Company did not record any unrecognized tax positions.

9.	Commitments

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

10.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and the Company’s controlling stockholder, Pharmsynthez (as well as SynBio, a wholly owned subsidiary of Pharmsynthez), each a related party whose relationship and ownership has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017 filed with the SEC on March 30, 2018, as amended on April 30, 2018.

11.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains both historical and forward-looking statements as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the development of our proposed drug candidate; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials, including the timing of generating clinical data from these trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates.

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

Some factors that could cause actual results to differ materially include without limitation:

•	our need to raise additional working capital in the very near term for the purpose of further developing our primary drug candidate and to continue as a going concern;

•	our ability to finance our business;

•	our ability to successfully commercialize our current and future drug candidates;

•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;

•	the impact of new technologies on our drug candidates and our competition;

•	changes in laws or regulations of governmental agencies;

•	interruptions or cancellation of existing contracts;

•	impact of competitive products and pricing;

•	product demand and market acceptance and risks;

•	the presence of competitors with greater financial resources;

•	product development and commercialization risks;

•	continued availability of supplies or materials used in manufacturing at the current prices;

•	the ability of management to execute plans and motivate personnel in the execution of those plans;

•	our ability to attract and retain key personnel;

•	adverse publicity related to our products or the Company itself;

•	adverse claims relating to our intellectual property;

•	the adoption of new, or changes in, accounting principles;

•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002; and

•	other new lines of business that the Company may enter in the future.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel oncology therapeutics. Our 170+ patent portfolio covers next generation biologic drugs and novel oncology drug therapeutics and provides protection for its current drug candidates and positions it well for strategic partnership and commercialization opportunities. The Company’s objective is to leverage its portfolio to maximize opportunities to out-license assets from its portfolio in order to generate working capital to both build long-term stockholder value and provide the Company with the funding necessary for clinical development of its oncology drug candidates through to market launch.

Our lead investigational drug candidate is oncology therapeutic XBIO-101 (sodium cridanimod) for the treatment of progestin – resistant endometrial cancer. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States (“CIS”). XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative (“PrR-”) endometrial cancer in conjunction with progesterone therapy. We are currently conducting a Phase 2 trial for XBIO-101, with the first patient dosed in October 2017.

Our lead proprietary technology is PolyXen, an enabling platform technology which can be applied to protein or peptide therapeutics. It uses the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. PolyXen has been demonstrated in human clinical trials to confer prolonged half-life on biotherapeutics such as recombinant human erythropoietin and recombinant Factor VIII (“rFVIII”). We believe this technology may be applied to a variety of drug candidates to enhance the properties of the therapeutic, potentially providing advantages over competing products.

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

There has been no material change to our critical accounting estimates since those critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018 as amended on April 30, 2018.

RESULTS OF OPERATIONS

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2018 to the fiscal quarter ended March 31, 2017 is as follows:

Description	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017	Increase (Decrease)	Percentage Change
Research and development expenses	$(706,271)	$(1,221,144)	$(514,873)	(42.2)
General and administrative expenses	(1,122,072)	(1,634,533)	(512,461)	(31.4)
Loss from operations	(1,828,343)	(2,855,677)	(1,027,334)	(36.0)
Other income (expense):
Other income (expense)	5,398	(9,356)	14,754	157.7
Interest income (expense)	427	(588)	1,015	172.6

Net loss	$(1,822,518)	$(2,865,621)	$(1,043,103)	(36.4)

Research and Development Expenses

Overall, corporate research and development (“R&D”) expenses for the quarter ended March 31, 2018 decreased by approximately $0.5 million, or 42.2% to $0.7 million from $1.2 million in the comparable quarter in 2017. The table below sets forth the R&D costs incurred by the Company, by category of expense, for the quarters ended March 31, 2018 and 2017:

	Quarter ended,
Category of Expense	March 31, 2018	March 31, 2017
Outside services and Contract Research Organizations	$510,378	$838,414
Salaries and wages	66,937	187,986
Share-based compensation expense	60,345	109,533
Other	68,611	85,211
Total research and development expense	$706,271	$1,221,144

The decrease in R&D expenses during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to decreases in outside services and contract research organizations, salaries and wages, and share-based compensation. Outside services and contract research organizations decreased as our internal development efforts were limited to our lead product candidate XBIO-101 during the three months ended March 31, 2018 due to capital constraints. During the three months ended March 31, 2017, we incurred costs on other development efforts such as PSA-EPO, in addition to the XBIO-101 program. Salaries, wages and share-based compensation decreased during the first quarter of 2018 due to our limited internal development efforts compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.5 million or 31.4% for the quarter ended March 31, 2018, to $1.1 million from $1.6 million in the comparable quarter in 2017. Employee related costs, including share-based compensation and travel, legal, accounting, consulting, and investor and public relations costs all decreased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as we significantly reduced our discretionary spending due to our capital constraints.

Other Income (Expense)

Other income (expense) increased approximately $15,000, or 157.7%, to approximately $5,000 of income for the three months ended March 31, 2018 compared to approximately $9,000 of expense for the three months ended March 31, 2017. This increase is primarily related to changes in foreign currency exchange rates during the first quarter of 2018.

Interest Income (Expense)

Interest income (expense) increased by approximately $1,000, or 172.6%, to approximately $500 of income for the three months ended March 31, 2018, from approximately $600 of expense in the first quarter of 2017. The increase is due to an increase in interest income during the first quarter of 2018 resulting from a slightly higher average cash balance and an increase in interest rates compared to the first quarter of 2017.

Liquidity and Capital Resources

We incurred a net loss of approximately $1.8 million for the three months ended March 31, 2018. We had an accumulated deficit of approximately $147.8 million at March 31, 2018 as compared to an accumulated deficit of approximately $145.9 million at December 31, 2017. Working capital was approximately $2.5 million and $3.9 million at March 31, 2018, and December 31, 2017, respectively. During the three months end March 31, 2018, our working capital decreased by $1.4 million due primarily to outflows for general operating costs and costs related to the initiation of our XBIO-101 phase 2 clinical trial. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue the pursuit of our business plan and continue as a going concern.

Our principal source of liquidity consists of cash. At March 31, 2018, we had approximately $3.9 million in cash and $1.7 million in accounts payable and accrued expenses. At December 31, 2017, we had approximately $5.5 million in cash and $1.9 million in accounts payable and accrued expenses.

We have historically relied upon sales of our equity securities to fund our operations. Since 2005, we have raised approximately $60.0 million in proceeds from offerings of our common and preferred stock, including net proceeds of approximately $9.0 million from our underwritten public offering in November 2016. We have also received approximately $20.0 million from revenue producing activities from 2005 through March 31, 2018, including a cash payment from Shire of a $3.0 million clinical milestone in January 2017 and a cash payment from Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively, with their affiliates, “Baxalta”), wholly-owned subsidiaries of Shire, of a $7.5 million sublicense payment in November 2017. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Shire. We expect the majority of our funding through equity or equity-linked instruments, debt financings and/or licensing agreements to continue as a trend for the foreseeable future.

We estimate that our existing resources will only be able to fund our planned operations, existing obligations and contractual commitments into the third quarter of 2018. This projection is based on our current expectations regarding projected staffing expenses, working capital requirements, capital expenditure plans and anticipated revenues. Given our current working capital constraints, we have attempted to minimize cash commitments and expenditures for external research and development and general and administrative services to the greatest extent practicable. We will need to raise additional working capital in the very near term in order to fund our future operations.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the quarter ended March 31, 2018 totaled approximately $1.7 million, which was primarily due to our net loss of approximately $1.8 million, offset by non-cash charges of $0.4 million, and a decrease in accrued expenses.

Cash flows provided by operating activities for the quarter ended March 31, 2017 totaled approximately $0.3 million, which was primarily due to the receipt of a $3.0 million clinical milestone payment from Shire. This payment was substantially offset by our net loss of approximately $2.9 million, offset by non-cash charges of $0.7 million, and an increase in prepaid expenses and other assets of $0.6 million for net prepayments to vendors related to the initiation of the XBIO-101 phase 2 clinical trial.

Cash Flows from Investing Activities

For the three months ended March 31, 2018 and 2017, there were no cash sources or uses from investing activities.

Cash Flow from Financing Activities

For the three months ended March 31, 2018 and 2017, there were no cash sources or uses from financing activities.

Contractual Obligations and Commitments

As of March 31, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, as amended on April 30, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, as amended on April 30, 2018 for a discussion of recent accounting standards.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018, as amended on April 30, 2018.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018, as amended on April 30, 2018.

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

Xenetic Biosciences, Inc.

May 15, 2018	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

