Form 10-Q
period 2018-06-30
Xenetic Biosciences, Inc.
filed 2018-08-10
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the number of outstanding shares of the registrant’s common stock was 9,403,889.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$3,258,121	$5,533,062
Restricted cash	66,510	66,510
Prepaid expenses and other	675,566	285,005
Total current assets	4,000,197	5,884,577

Property and equipment, net	16,447	27,846
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	714,027	724,713
Total assets	$17,257,178	$19,163,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$746,534	$786,779
Accrued expenses	796,164	1,135,653
Other current liabilities	11,394	21,234
Total current liabilities	1,554,092	1,943,666

Deferred tax liability	2,918,518	2,918,518
Total liabilities	4,472,610	4,862,184

Commitments (Note 9)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 and 2,120,742 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,804	2,120
Series A, $0.001 par value: 970,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	970	970
Common stock, $0.001 par value; 45,454,546 shares authorized as of June 30, 2018 and December 31, 2017; 9,727,774 and 9,041,426 shares issued as of June 30, 2018 and December 31, 2017, respectively; 9,403,889 and 8,717,541 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	9,726	9,040
Additional paid in capital	167,581,345	165,249,912
Accumulated deficit	(149,781,831)	(145,933,137)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	12,784,568	14,301,459
Total liabilities and stockholders' equity	$17,257,178	$19,163,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Operating costs and expenses:
Cost of research and development revenue	$–	$(59,091)	$–	$(59,091)
Research and development	(927,069)	(873,837)	(1,633,340)	(2,094,981)
General and administrative	(1,066,517)	(1,970,471)	(2,188,589)	(3,605,004)
Loss from operations	(1,993,586)	(2,903,399)	(3,821,929)	(5,759,076)

Other income (expense):
Other income (expense)	(32,529)	(25,276)	(27,131)	(34,632)
Interest income (expense)	(61)	9,745	366	9,157
Total other income (expense)	(32,590)	(15,531)	(26,765)	(25,475)

Net loss	$(2,026,176)	$(2,918,930)	$(3,848,694)	$(5,784,551)

Basic and diluted loss per share	$(0.23)	$(0.34)	$(0.44)	$(0.67)

Weighted-average shares of common stock outstanding, basic and diluted	8,747,011	8,706,387	8,732,357	8,613,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,848,694)	$(5,784,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,399	14,020
Share-based payments	753,215	1,225,490
Warrant expense for services	63,734	(95,906)
Vendor share-based payments	34,854	60,280
Changes in operating assets and liabilities:
Accounts receivable	–	3,000,000
Prepaid expenses and other assets	(379,875)	(185,541)
Accounts payable, accrued expenses and other liabilities	(389,574)	59,291
Net cash used in operating activities	(3,754,941)	(1,706,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	–	(9,264)
Net cash used in investing activities	–	(9,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,480,000	–
Net cash provided by financing activities	1,480,000	–

Net change in cash and restricted cash	(2,274,941)	(1,716,181)
Cash and restricted cash at beginning of period	5,599,572	4,114,641

Cash and restricted cash at end of period	$3,324,631	$2,398,460

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$678	$1,100

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B preferred stock to common stock	$316	$185
Reclassification of common shares issuable to accounts payable	$–	$65,977
Issuance of common stock for promissory note converted in 2016	$–	$125

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

The Company, directly or indirectly, through its wholly-owned subsidiary, Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), owns various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to Virexxa®, OncoHist™, PolyXen™, ErepoXen™, ImuXen™, and PulmoXen™, which may be used throughout this Quarterly Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

The Company incurred a net loss of approximately $3.8 million for the six months ended June 30, 2018. The Company had an accumulated deficit of approximately $149.8 million as of June 30, 2018 as compared to an accumulated deficit of approximately $145.9 million at December 31, 2017. Working capital was approximately $2.4 million as of June 30, 2018, and approximately $3.9 million as of December 31, 2017. The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue pursuit of its business plan and continue as a going concern.

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

Recently Adopted Accounting Standards

New accounting standards which have been adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The standard defines a five-step process to achieve this principle and requires companies to use more judgment and make more estimates than under the previous guidance. These judgments and estimates include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company does not currently have any revenue generating contracts with customers and, therefore, the adoption of this new revenue standard did not have a material impact on the condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company in the first quarter of fiscal 2018. Adoption of this standard resulted in reclassification of restricted cash in the condensed consolidated statements of cash flows for the six months ended June 30, 2017.

New accounting standards which have not yet been adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployees awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606 Revenue from Contracts with Customers. ASU 2018-07 is effective for the Company in the first quarter of fiscal 2019. The adoption of ASU 2018-07 is not expected to have a significant impact on our condensed consolidated financial statements.

3.	Significant Strategic Collaborations – Related Parties

The Company has entered into various research, development, license and supply agreements with Shire plc (“Shire”), Serum Institute of India (“Serum Institute”), its controlling stockholder PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), which is now a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2018. No amounts were recognized as revenue related to these agreements during the six months ended June 30, 2018 or 2017.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
Laboratory equipment	$264,583	$264,583
Office and computer equipment	46,634	46,634
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment – at cost	358,321	358,321
Less accumulated depreciation	(341,874)	(330,475)
Property and equipment – net	$16,447	$27,846

Depreciation expense was approximately $5,000 and $6,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $11,000 and $14,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2018 and June 30, 2017, respectively.

6.	Stockholders’ Equity

Common Stock

During the six months ended June 30, 2018, 316,348 shares of Series B Preferred Stock were converted into 316,348 shares of common stock and 370,000 shares of common stock were issued as a result of the exercise of Class B warrants.

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

Warrants

During the six months ended June 30, 2018, Class B warrants to purchase 370,000 shares of common stock were exercised resulting in approximately $1.5 million of net proceeds to the Company. As of June 30, 2018, warrants to purchase an aggregate of 3,152,225 shares of common stock issued in connection with debt and equity financing arrangements were outstanding at a weighted average exercise price of $4.33.

7.	Share-Based Compensation

Total share-based payments related to stock options, restricted stock units (“RSUs”), common stock awards, and non-financing warrants were approximately $0.4 million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively, and approximately $0.9 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$109,426	$12,246	$169,771	$121,779
General and administrative expenses	336,183	511,622	682,032	1,068,085
	$445,609	$523,868	$851,803	$1,189,864

Employee Stock Options

No employee stock options or RSUs were granted nor exercised during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company granted 350,000 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk-free rate of 0.19% and an expected volatility of approximately 110%. In addition, during the six months ended June 30, 2017, the Company extended the exercise expiration date of certain former employee stock option awards resulting in a change in incremental value of approximately $4,000, which was charged to administrative expense. The Company recognized a total of $0.3 million and $0.5 million of compensation expense related to employee stock options during the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $1.1 million during the six months ended June 30, 2018 and 2017, respectively.

Non-Employee Stock Options

During the six months ended June 30, 2018, the Company granted 10,000 non-employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk-free rate of 1.70% and an expected volatility of 118.1%. No non-employee stock options were exercised during the six months ended June 30, 2018. There were no non-employee stock options granted or exercised during the six months ended June 30, 2017. The Company recognized approximately $26,000 and $35,000 of expense related to non-employee stock options during the three and six months ended June 30, 2018, respectively, and approximately $30,000 and $70,000 of expense during the three and six months ended June 30, 2017, respectively.

Common Stock Awards

During the three months ended June 30, 2018 and 2017, the Company granted 6,924 and 7,235 common stock awards, respectively, and 15,018 and 12,710 common stock awards during the six months ended June 30, 2018 and 2017, respectively, based on the value of the professional services provided and the average stock price during each respective quarter. As all services were rendered in each respective quarter, approximately $17,000 and $30,000 of expense related to common stock awards was recognized during the three month periods ended June 30, 2018 and 2017, respectively, and approximately $35,000 and $60,000 of expense during the six months ended June 30, 2018 and 2017, respectively. All common stock awards were authorized but not issued as of June 30, 2018.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of June 30, 2018 and December 31, 2017, warrants to purchase 646,249 shares of common stock were outstanding. The fair value of these warrants was determined at each issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. The Company recognized expense of approximately $59,000 and $64,000 related to collaboration and consulting warrants during the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, the Company recognized a gain of approximately $80,000 and approximately $0.1 million, respectively, related to collaboration and consulting warrants.

No collaboration or consulting service warrants were issued or exercised during the first six months of 2018 and 2017.

8.	Income Taxes

During the six months ended June 30, 2018 and 2017, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $23.6 million and $22.8 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, and December 31, 2017, the net deferred tax liability of $2.9 million on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the Company’s January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of June 30, 2018 and December 31, 2017, the Company did not record any unrecognized tax positions.

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

Some factors that could cause actual results to differ materially include without limitation:

•	our need to raise additional working capital in the very near term for the purpose of further developing our primary drug candidate and to continue as a going concern;
•	our ability to finance our business;
• •	product development and commercialization risks; our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002; and
•	other new lines of business that the Company may enter in the future.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel oncology therapeutics. Our 170+ patent portfolio covers next generation biologic drugs and novel oncology drug therapeutics and provides protection for our current drug candidates and positions us well for strategic partnership and commercialization opportunities. The Company’s objective is to leverage its portfolio to maximize opportunities to out-license assets from its portfolio in order to generate working capital to both build long-term stockholder value and provide the Company with the funding necessary for clinical development of its oncology drug candidates through to market launch.

Our lead investigational drug candidate is oncology therapeutic XBIO-101 (sodium cridanimod) for the treatment of progestin – resistant endometrial cancer. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States (“CIS”). XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative (“PrR-”) endometrial cancer in conjunction with progesterone therapy. Our Phase 2 trial for XBIO-101 commenced patient dosing in October 2017. We have experienced slower progress in our Phase 2 trial than originally estimated, and therefore are unable to predict when preliminary data from this trial may be available.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2018 and 2017

The comparison of our historical results of operations for the three months ended June 30, 2018 to the three months ended June 30, 2017 is as follows:

Description	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Increase (Decrease)	Percentage Change
Cost of research and development revenue	$–	$(59,091)	$(59,091)	(100.0)
Research and development expenses	(927,069)	(873,837)	53,232	6.1
General and administrative expenses	(1,066,517)	(1,970,471)	(903,954)	(45.9)
Loss from operations	(1,993,586)	(2,903,399)	(909,813)	(31.3)
Other income (expense):
Other expense	(32,529)	(25,276)	7,253	28.7
Interest income (expense)	(61)	9,745	9,806	100.6

Net loss	$(2,026,176)	$(2,918,930)	$(892,754)	(30.6)

Cost of Research and Development Revenue

There were no costs associated with research and development revenue during the three months ended June 30, 2018. Cost of research and development revenue during the three months ended June 30, 2017 represented collaboration services related to research and development programs conducted on behalf of third parties.

Research and Development Expenses

Research and development (“R&D”) expenses increased approximately $53,000, or 6.1% to $0.9 million for the three months ended June 30, 2018. The table below sets forth the R&D costs incurred by us, by category of expense, for the three months ended June 30, 2018 and 2017:

	Three Months Ended,
Category of Expense	June 30, 2018	June 30, 2017
Outside services and contract research organizations	$682,285	$642,906
Salaries and wages	70,305	132,290
Share-based expense	109,426	12,245
Other	65,053	86,396
Total research and development expense	$927,069	$873,837

The increase in outside services and contract research organizations for the three months ended June 30, 2018 compared to the prior year period was due to our ongoing costs associated with our XBIO-101 phase 2 clinical trial as we continued to add sites and enroll patients during the three months ended June 30, 2018. Expense for the three months ended June 30, 2017 included costs associated with other development efforts but such costs were not continued in the current period as we exclusively focused on our XBIO-101 program in 2018. Salaries and wages decreased during the three months ended June 30, 2018 as we reduced our R&D headcount during the second half of fiscal year 2017 due to our limited internal development efforts. The increase in share-based expense in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was related to outstanding warrants issued to Serum Institute in 2016.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.9 million or 45.9% for the three months ended June 30, 2018, to $1.1 million from $2.0 million in the comparable quarter in 2017. Employee related costs, including share-based compensation and travel, legal, accounting, consulting, and investor and public relations costs all decreased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as we significantly reduced our discretionary spending due to our capital constraints.

Other Income (Expense)

Other expense increased approximately $7,000 or 28.7% to approximately $33,000 for the three months ended June 30, 2018 compared to approximately $25,000 for the three months ended June 30, 2017. This increase in other expense is primarily due to changes in foreign currency exchange rates between the periods.

Interest Income (Expense)

Interest income (expense) decreased approximately $10,000, or 100.6% from approximately $10,000 of net interest income during the three months ended June 30, 2017 to $61 of net interest expense for the three months ended June 30, 2018. The decrease was primarily due to lower interest income during the three months ended June 30, 2018 compared to the same period in the prior year.

Comparison of Six Months Ended June 30, 2018 and 2017

The comparison of our historical results of operations for the six months ended June 30, 2018 to the six months ended June 30, 2017 is as follows:

Description	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Increase (Decrease)	Percentage Change
Cost of research and development revenue	$–	$(59,091)	$(59,091)	(100.0)
Research and development expenses	(1,633,340)	(2,094,981)	(461,641)	(22.0)
General and administrative expenses	(2,188,589)	(3,605,004)	(1,416,415)	(39.3)
Loss from operations	(3,821,929)	(5,759,076)	(1,937,147)	(33.6)
Other income (expense):
Other expense	(27,131)	(34,632)	(7,501)	(21.7)
Interest income, net	366	9,157	8,791	96.0

Net loss	$(3,848,694)	$(5,784,551)	$(1,935,857)	(33.5)

Cost of Research and Development Revenue

There were no costs associated with research and development revenue during the six months ended June 30, 2018. Cost of research and development revenue during the six months ended June 30, 2017 represented collaboration services related to research and development programs conducted on behalf of third parties.

Research and Development Expenses

R &D expenses decreased approximately $0.5 million, or 22.0% to $1.6 million for the six months ended June 30, 2018 from $2.1 million for the six months ended June 30, 2017. The table below sets forth the R&D costs incurred by us, by category of expense, for the six months ended June 30, 2018 and 2017:

	Six Months Ended,
Category of Expense	June 30, 2018	June 30, 2017
Outside services and contract research organizations	$1,192,662	$1,481,321
Salaries and wages	137,242	320,275
Share-based expense	169,771	121,779
Other	133,665	171,606
Total research and development expense	$1,633,340	$2,094,981

The decrease in outside services and contract research organizations expense was primarily due to our internal development efforts being limited to our lead product candidate XBIO-101 during the six months ended June 30, 2018 due to capital constraints. Expense for the six months ended June 30, 2017 included costs associated with other development efforts but such costs were not continued in the current period as we exclusively focused on our XBIO-101 program in 2018. These cost decreases were partially offset by an increase in costs associated with our XBIO-101 phase 2 clinical trial during the six months ended June 30, 2018 compared to the same period in the previous year. Salaries and wages decreased during the six months ended June 30, 2018 as we reduced our R&D headcount in the second half of fiscal year 2017 due to our limited internal development efforts.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.4 million or 39.3% for the six months ended June 30, 2018 to approximately $2.2 million from approximately $3.6 million in the comparable period in 2017. Employee related costs, including share-based compensation and travel, legal, accounting, consulting, and investor and public relations costs all decreased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as we significantly reduced our discretionary spending due to our capital constraints.

Other Income (Expense)

Other expense decreased approximately $8,000, or 21.7% to approximately $27,000 for the six months ended June 30, 2018 compared to approximately $35,000 for the six months ended June 30, 2017. This decrease in other expense is primarily related to changes in foreign currency exchange rates between the periods.

Interest Income (Expense)

Interest income, net decreased by approximately $9,000, or 96%, to approximately $400 for the six months ended June 30, 2018 from approximately $9,000 in the comparable period in the prior year. The decrease was primarily due to lower interest income during the six months ended June 30, 2018 compared to the same period in the prior year.

Liquidity and Capital Resources

We incurred a net loss of approximately $3.8 million for the six months ended June 30, 2018. We had an accumulated deficit of approximately $149.8 million at June 30, 2018 as compared to an accumulated deficit of approximately $145.9 million at December 31, 2017. Working capital was approximately $2.4 million and $3.9 million at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, our working capital decreased by $1.5 million primarily due to outflows for general operating costs and costs related to our XBIO-101 phase 2 clinical trial. These cash outflows were partially offset by approximately $1.5 million of proceeds received from the exercise of warrants during the six months ended June 30, 2018. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue the pursuit of our business plan and continue as a going concern.

Our principal source of liquidity consists of cash. At June 30, 2018, we had approximately $3.3 million in cash and $1.5 million in accounts payable and accrued expenses. At December 31, 2017, we had approximately $5.5 million in cash and $1.9 million in accounts payable and accrued expenses.

We have historically relied upon sales of our equity securities to fund our operations. Since 2005, we have raised approximately $60.0 million in proceeds from offerings of our common and preferred stock, including net proceeds of approximately $9.0 million from our underwritten public offering in November 2016. We have also received approximately $20.0 million from revenue producing activities from 2005 through June 30, 2018, including a cash payment from Shire of a $3.0 million clinical milestone in January 2017 and a $7.5 million cash payment for a sublicense from Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively, with their affiliates, “Baxalta”), wholly-owned subsidiaries of Shire, in November 2017. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Shire. We expect the majority of our funding through equity or equity-linked instruments, debt financings and/or licensing agreements to continue as a trend for the foreseeable future.

We estimate that our existing resources will only be able to fund our planned operations, existing obligations and contractual commitments into the fourth quarter of 2018. This projection is based on our current expectations regarding projected staffing expenses, working capital requirements, capital expenditure plans and anticipated revenues. Given our current working capital constraints, we have attempted to minimize cash commitments and expenditures for external research and development and general and administrative services to the greatest extent practicable. We will need to raise additional working capital in the very near term in order to fund our future operations.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2018 totaled approximately $3.8 million, which was primarily due to our net loss of approximately $3.8 million, offset by non-cash charges of approximately $0.9 million. In addition, approximately $0.4 million of cash was used to reduce accounts payable and accrued expenses and approximately $0.4 million was used to increase deposits related to our XBIO-101 phase 2 clinical trial.

Cash flows used in operating activities for the six months ended June 30, 2017 totaled approximately $1.7 million, which was primarily due to our $5.8 million loss for the period offset by non-cash charges of $1.2 million. This net use of cash was substantially offset by the receipt of the $3.0 million clinical milestone payment from Shire in January 2017.

Cash Flows from Investing Activities

For the six months ended June 30, 2018 and 2017, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2018 totaled $1.5 million representing the proceeds from the exercise of warrants.

For the six months ended June 30, 2017, there were no cash sources or uses from financing activities.

Contractual Obligations and Commitments

As of June 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, as amended on April 30, 2018.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-178082) filed with the SEC on November 21, 2011).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 12, 2013).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 27, 2013).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.2 to the Registrant' s Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on September 30, 2015).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37937) filed with the SEC on February 27, 2017).
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.8 of the Registrant's Registration Statement on Form S-1/A (File No. 333-211249) filed with the SEC on October 27, 2016).
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to Exhibit 3.9 of the Registrant's Registration Statement on Form S-1/A (File No. 333-211249) filed with the SEC on October 31, 2016).
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

August 10, 2018	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

