Form 10-Q
period 2018-09-30
Xenetic Biosciences, Inc.
filed 2018-11-09
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2018

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

99 Hayden Ave, Suite 230 Lexington, Massachusetts 02421 (Address of principal executive offices and zip code) 781-778-7720 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2018, the number of outstanding shares of the registrant’s common stock was 9,403,889.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,612,485	$5,533,062
Restricted cash	66,510	66,510
Prepaid expenses and other	610,114	285,005
Total current assets	2,289,109	5,884,577

Property and equipment, net	8,243	27,846
Goodwill	3,283,379	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	709,843	724,713
Total assets	$15,533,702	$19,163,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$512,595	$786,779
Accrued expenses	800,376	1,135,653
Other current liabilities	6,703	21,234
Total current liabilities	1,319,674	1,943,666

Deferred tax liability	2,918,518	2,918,518
Total liabilities	$4,238,192	$4,862,184

Commitments (Note 10)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 and 2,120,742 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,804	2,120
Series A, $0.001 par value: 970,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	970	970
Common stock, $0.001 par value; 45,454,546 shares authorized as of September 30, 2018 and December 31, 2017; 9,727,774 and 9,041,426 shares issued as of September 30, 2018 and December 31, 2017, respectively; 9,403,889 and 8,717,541 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	9,726	9,040
Additional paid in capital	167,904,823	165,249,912
Accumulated deficit	(151,594,367)	(145,933,137)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	11,295,510	14,301,459
Total liabilities and stockholders' equity	$15,533,702	$19,163,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Revenue
Collaboration services	$–	$85,000	$–	$85,000
Total revenue	–	85,000	–	85,000

Operating costs and expenses:
Cost of research and development revenue	–	(97,028)	–	(156,119)
Research and development	(735,879)	(884,797)	(2,369,219)	(2,979,778)
General and administrative	(1,079,008)	(1,343,671)	(3,267,597)	(4,948,675)
Loss from operations	(1,814,887)	(2,240,496)	(5,636,816)	(7,999,572)

Other income (expense):
Other income (expense)	2,292	(14,979)	(24,838)	(49,611)
Interest income (expense)	59	(425)	424	8,732
Total other income (expense)	2,351	(15,404)	(24,414)	(40,879)

Net loss	$(1,812,536)	$(2,255,900)	$(5,661,230)	$(8,040,451)

Basic and diluted loss per share	$(0.19)	$(0.26)	$(0.63)	$(0.93)

Weighted-average shares of common stock outstanding, basic and diluted	9,403,889	8,717,541	8,958,661	8,648,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,661,230)	$(8,040,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,540	19,337
Gain on sale of property and equipment	(15,437)	–
Share-based payments	1,098,060	1,512,310
Warrant-based expense for services	24,940	(118,236)
Vendor share-based payments	52,281	97,781
Changes in operating assets and liabilities:
Accounts receivable	–	2,957,500
Prepaid expenses and other assets	(310,239)	13,268
Accounts payable, accrued expenses and other liabilities	(623,992)	214,376
Net cash used in operating activities	(5,423,077)	(3,344,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	–	(9,264)
Proceeds from sale of property and equipment	22,500	–
Net cash provided by (used in) investing activities	22,500	(9,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,480,000	–
Net cash provided by financing activities	1,480,000	–

Net change in cash and restricted cash	(3,920,577)	(3,353,379)
Cash and restricted cash at beginning of period	5,599,572	4,114,641

Cash and restricted cash at end of period	$1,678,995	$761,262

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$599	$1,551

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B preferred stock to common stock	$316	$185
Reclassification of common shares issuable to accounts payable	$–	$65,977
Issuance of common stock for promissory note converted in 2016	$–	$125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Lexington, Massachusetts, is a biopharmaceutical company focused on the discovery, research and development of next-generation biologic drugs and novel oncology therapeutics. Xenetic’s lead investigational drug candidate is oncology therapeutic XBIO-101 (sodium cridanimod) for the treatment of progestin – resistant endometrial cancer. Xenetic’s lead proprietary technology is PolyXen™, an enabling platform technology which can be applied to protein or peptide therapeutics. It uses the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. Xenetic incorporates its patented and proprietary technologies into a number of drug candidates under development either in-house or with biotechnology and pharmaceutical industry collaborators to create what the Company believes will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics.

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless otherwise indicated, all references herein to “Xenetic,” the “Company,” “our”, “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

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

Going Concern and Management’s Plan

The Company incurred a net loss of approximately $5.7 million for the nine months ended September 30, 2018. The Company had an accumulated deficit of approximately $151.6 million as of September 30, 2018 as compared to an accumulated deficit of approximately $145.9 million at December 31, 2017. Working capital was approximately $1.0 million as of September 30, 2018, and approximately $3.9 million as of December 31, 2017. The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue pursuit of its business plan and continue as a going concern.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company in the first quarter of fiscal 2018. Adoption of this standard resulted in reclassification of restricted cash in the condensed consolidated statements of cash flows for the nine months ended September 30, 2017.

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

The Company has entered into various research, development, license and supply agreements with Shire plc (“Shire”), Serum Institute of India (“Serum Institute”), its controlling stockholder PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), which is now a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2018. No amounts were recognized as revenue related to these agreements during the nine months ended September 30, 2018 or 2017.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
Laboratory equipment	$234,845	$264,583
Office and computer equipment	46,634	46,634
Leasehold improvements	26,841	26,841
Furniture and fixtures	20,263	20,263
Property and equipment – at cost	328,583	358,321
Less accumulated depreciation	(320,340)	(330,475)
Property and equipment – net	$8,243	$27,846

Depreciation expense was approximately $1,000 and $5,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $13,000 and $19,000 for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, the Company sold lab equipment for $22,500 resulting in an approximate $15,000 gain.

5.	Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is in-process research and development relating to the Company’s business combination with SymbioTec in 2012. The carrying value of OncoHist was approximately $9.2 million as of September 30, 2018 and December 31, 2017. No impairment was recorded during the nine months ended September 30, 2018 nor during the year ended December 31, 2017. OncoHist is not yet commercialized and, therefore, has not yet begun to be amortized as of September 30, 2018.

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

The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2018 and September 30, 2017, respectively.

7.	Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2018, 316,348 shares of Series B Preferred Stock were converted into 316,348 shares of common stock and 370,000 shares of common stock were issued as a result of the exercise of Class B warrants.

During the nine months ended September 30, 2017, 185,000 shares of Series B Preferred Stock were converted into 185,000 shares of common stock.

In March 2017, the Company issued 125,397 shares of the Company’s common stock to Pharmsynthez, our controlling stockholder, in connection with the conversion by Pharmsynthez of its $500,000, 10% convertible promissory note and related interest as a result of the Company’s underwritten public offering in November 2016.

Warrants

During the nine months ended September 30, 2018, Class B warrants to purchase 370,000 shares of common stock were exercised resulting in approximately $1.5 million of net proceeds to the Company. As of September 30, 2018, warrants to purchase an aggregate of 3,152,225 shares of common stock issued in connection with debt and equity financing arrangements were outstanding at a weighted average exercise price of $4.33 and have expiration dates ranging from July 1, 2020 through November 2021.

8.	Share-Based Compensation

Total share-based payments related to stock options, restricted stock units (“RSUs”), common stock awards, and non-financing warrants were $0.3 million during both the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and 1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Share-based compensation expense is classified in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$9,155	$29,598	$178,926	$151,377
General & administrative expenses	314,323	272,393	996,355	1,340,478
	$323,478	$301,991	$1,175,281	$1,491,855

Employee Stock Options

No employee stock options or RSUs were granted nor exercised during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company granted 350,000 employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk-free rate of 0.19% and an expected volatility of approximately 110%. In addition, during the nine months ended September 30, 2017, the Company extended the exercise expiration date of certain former employee stock option awards resulting in a change in incremental value of approximately $4,000, which was charged to administrative expense. The Company recognized a total of $0.3 million of compensation expense related to employee stock options for both the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $1.4 million during the nine months ended September 30, 2018 and 2017, respectively.

Non-Employee Stock Options

During the nine months ended September 30, 2018, the Company granted 10,000 non-employee stock options. The key valuation assumptions used consisted of the Company’s stock price, a risk-free rate of 1.70% and an expected volatility of 118.1%. No non-employee stock options were exercised during the nine months ended September 30, 2018. There were no non-employee stock options granted or exercised during the nine months ended September 30, 2017. The Company recognized approximately $1,000 and $36,000 of expense related to non-employee stock options during the three and nine months ended September 30, 2018, respectively, and approximately $8,000 and $80,000 of expense during the three and nine months ended September 30, 2017, respectively.

Common Stock Awards

During the three months ended September 30, 2018 and 2017, the Company granted 4,477 and 14,091 common stock awards, respectively, and 19,495 and 26,801 common stock awards during the nine months ended September 30, 2018 and 2017, respectively, based on the value of the professional services provided and the average stock price during each respective quarter. As all services were rendered in each respective quarter, approximately $17,000 and $38,000 of compensation expense related to common stock awards was recognized during the three months ended September 30, 2018 and 2017, respectively, and approximately $52,000 and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively. The common stock awards were not issued as of September 30, 2018.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of September 30, 2018 and December 31, 2017, warrants to purchase 539,202 and 646,249 shares of common stock were outstanding, respectively. The fair value of these warrants was determined at each issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. The Company recognized a gain of approximately $39,000 and $22,000 related to collaboration and consulting warrants during the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized expense of approximately $25,000 and a gain of approximately $0.1 million, respectively, related to collaboration and consulting warrants.

No collaboration or consulting service warrants were issued or exercised during the first nine months of 2018 and 2017. These warrants have expiration dates ranging from December 2019 through May 2021.

9.	Income Taxes

During the nine months ended September 30, 2018 and 2017, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $24.0 million and $22.8 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, and December 31, 2017, the net deferred tax liability of $2.9 million on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the Company’s January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of September 30, 2018 and December 31, 2017, the Company did not record any unrecognized tax positions.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains both historical and forward-looking statements as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report are not based on historical facts, but rather reflect the current expectations of management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the development of our proposed drug candidate; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials, including the timing of generating clinical data from these trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates.

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

Our lead investigational drug candidate is oncology therapeutic XBIO-101 (sodium cridanimod) for the treatment of progestin – resistant endometrial cancer. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States (“CIS”). XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative (“PrR-”) endometrial cancer in conjunction with progesterone therapy. Our Phase 2 trial for XBIO-101 commenced patient dosing in October 2017. We continue to experience slower progress in our Phase 2 trial than originally estimated, and therefore we are unable to predict when preliminary data from this trial may be available and we are evaluating our options with respect to the Phase 2 trial.

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

Going Concern

We had a net loss of approximately $5.7 million for the nine months ended September 30, 2018, and had an accumulated deficit of $151.6 million at September 30, 2018 as compared to an accumulated deficit of approximately $145.9 million at December 31, 2017. Working capital was approximately $1.0 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue the pursuit of our business plan and continue as a going concern.

We estimate that our existing resources will only be able to fund our planned operations, existing obligations and contractual commitments into the fourth quarter of 2018. This projection is based on our current working capital and our expectations regarding projected staffing expenses, working capital requirements, capital expenditure plans and anticipated revenues. Given our current working capital constraints, we have attempted to minimize cash commitments and expenditures for external research and development and general and administrative services to the greatest extent practicable. We will need to raise additional working capital in the very near term in order to fund our future operations.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2018 and 2017

The comparison of our historical results of operations for the three months ended September 30, 2018 to the three months ended September 30, 2017 is as follows:

Description	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Increase (Decrease)	Percentage Change
Revenue	$–	$85,000	$(85,000)	(100.0)
Cost of research and development revenue	–	(97,028)	(97,028)	(100.0)
Research and development expenses	(735,879)	(884,797)	(148,918)	(16.8)
General and administrative expenses	(1,079,008)	(1,343,671)	(264,663)	(19.7)
Loss from operations	(1,814,887)	(2,240,496)	(425,609)	(19.0)
Other income (expense):
Other income (expense)	2,292	(14,979)	(17,271)	(115.3)
Interest income (expense)	59	(425)	(484)	(113.9)

Net loss	$(1,812,536)	$(2,255,900)	$(443,364)	(19.7)

Revenue and Cost of Research and Development Revenue

There was no revenue and associated cost of research and development revenue during the three-months ended September 30, 2018. Revenue and cost of research and development revenue during the three months ended September 30, 2017 represented collaboration services related to research and development programs conducted on behalf of third parties.

Research and Development Expenses

Research and development (“R&D”) expenses decreased approximately $0.1 million, or 16.8%, to $0.7 million for the three months ended September 30, 2018 compared to the prior year period. The table below sets forth the R&D costs incurred by us, by category of expense, for the three months ended September 30, 2018 and 2017:

	Three Months Ended,
Category of Expense	September 30, 2018	September 30, 2017
Outside services and contract research organizations	$572,547	$657,683
Salaries and wages	70,552	128,553
Share-based expense	9,155	29,598
Other	83,625	68,963
Total research and development expense	$735,879	$884,797

The decrease in outside services and contract research organizations for the three months ended September 30, 2018 compared to the prior year period was primarily due to our internal development efforts being limited to our lead product candidate, XBIO-101, due to capital constraints. Expense for the three months ended September 30, 2017 included costs associated with other development efforts but such costs were not continued in the current period as we exclusively focused on our XBIO-101 program in 2018. This decrease in costs was partially offset by increased spending on our XBIO-101 phase 2 clinical trial during the three months ended September 30, 2018 compared to the same period in the prior year. Salaries and wages decreased during the three months ended September 30, 2018 as we reduced our R&D headcount during the second half of fiscal year 2017 due to our limited internal development efforts.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.3 million or 19.7% to $1.1 million for the three months ended September 30, 2018, from $1.3 million in the comparable quarter in 2017. Employee related costs, including payroll and travel, legal, accounting and insurance costs all decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as we significantly reduced our discretionary spending due to our capital constraints. These decreases were partially offset by increases in share-based expense related to option grants and consulting costs as we replaced certain salaried positions with temporary employees in 2018.

Other Income (Expense)

Other income (expense) improved approximately $17,000, or 115.3% to approximately $2,000 of income for the three months ended September 30, 2018 compared to approximately $15,000 of expense for the three months ended September 30, 2017. This improvement in other income (expense) is primarily due to changes in foreign currency exchange rates between the periods.

Interest Income (Expense)

Interest income (expense) was essentially break even for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Interest income on our cash balances offset interest expense associated with our leases.

Comparison of Nine Months Ended September 30, 2018 and 2017

The comparison of our historical results of operations for the nine months ended September 30, 2018 to the nine months ended September 30, 2017 is as follows:

Description	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Increase (Decrease)	Percentage Change
Revenue	$–	$85,000	$(85,000)	(100.0)
Cost of research and development revenue	–	(156,119)	(156,119)	(100.0)
Research and development expenses	(2,369,219)	(2,979,778)	(610,559)	(20.5)
General and administrative expenses	(3,267,597)	(4,948,675)	(1,681,078)	(34.0)
Loss from operations	(5,636,816)	(7,999,572)	(2,362,756)	(29.5)
Other income (expense):
Other expense	(24,839)	(49,611)	(24,772)	(49.9)
Interest income, net	425	8,732	(8,307)	(95.1)

Net loss	$(5,661,230)	$(8,040,451)	$(2,379,221)	(29.6)

Revenue and Cost of Research and Development Revenue

There was no revenue and associated cost of research and development revenue during the nine months ended September 30, 2018. Revenue and cost of research and development revenue during the nine months ended September 30, 2017 represented collaboration services related to research and development programs conducted on behalf of third parties.

Research and Development Expenses

R&D expenses decreased $0.6 million, or 20.5% to $2.4 million for the nine months ended September 30, 2018 from $3.0 million in the comparable period in 2017. The table below sets forth the R&D costs incurred by us by category of expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
Category of Expense	September 30, 2018	September 30, 2017
Outside services and contract research organizations	$1,765,209	$2,139,004
Salaries and wages	207,794	448,828
Share-based expense	178,926	151,377
Other	217,290	240,569
Total research and development expense	$2,369,219	$2,979,778

The decrease in outside services and contract research organizations expense was primarily due to our internal development efforts being limited to our lead product candidate, XBIO-101, during the nine months ended September 30, 2018 due to capital constraints. Expense for the nine months ended September 30, 2017 included costs associated with other development efforts but such costs were not continued in the current period as we exclusively focused on our XBIO-101 program in 2018. This decrease in costs was partially offset by an increase in costs associated with our XBIO-101 phase 2 clinical trial during the nine months ended September 30, 2018 compared to the same period in the previous year. Salaries and wages decreased during the nine months ended September 30, 2018 as we reduced our R&D headcount in the second half of fiscal year 2017 due to our limited internal development efforts.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.7 million or 34.0% to approximately $3.3 million for the nine months ended September 30, 2018 from $4.9 million in the comparable period in 2017. Employee related costs, including shared-based costs and travel, legal, accounting, and investor and public relations costs all decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as we significantly reduced our discretionary spending due to our capital restraints.

Other Income (Expense)

Other expense decreased approximately $25,000, or 49.9% to approximately $25,000 for the nine months ended September 30, 2018 compared to approximately $50,000 for the nine months ended September 30, 2017. This decrease is primarily related to changes in foreign currency exchange rates between the periods.

Interest Income (Expense)

Interest income, net decreased by approximately $8,000, or 95.1%, to approximately $1,000 for the nine months ended September 30, 2018 from approximately $9,000 in the comparable period in the prior year. The decrease was primarily due to lower interest income during the nine months ended September 30, 2018 compared to the same period in the prior year.

Liquidity and Capital Resources

We incurred a net loss of approximately $5.7 million for the nine months ended September 30, 2018, and had an accumulated deficit of $151.6 million at September 30, 2018 as compared to an accumulated deficit of approximately $145.9 million at December 31, 2017. Working capital was approximately $1.0 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, our working capital decreased by $2.9 million due primarily to outflows for general operating costs and costs related to our XBIO-101 phase 2 clinical trial. These cash outflows were partially offset by approximately $1.5 million of proceeds received from the exercise of warrants during the nine months ended September 30, 2018. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital or pursue other strategic alternatives in the very near term in order to continue the pursuit of our business plan and continue as a going concern.

Our principal source of liquidity consists of cash. At September 30, 2018, we had approximately $1.6 million in cash and $1.3 million in accounts payable and accrued expenses. At December 31, 2017, we had approximately $5.5 million in cash and $1.9 million in accounts payable and accrued expenses.

We have historically relied upon sales of our equity securities to fund our operations. Since 2005, we have raised approximately $60.0 million in proceeds from offerings of our common and preferred stock, including net proceeds of approximately $9.0 million from our underwritten public offering in November 2016. We have also received approximately $20.0 million from revenue producing activities from 2005 through September 30, 2018, including a cash payment from Shire of a $3.0 million milestone payment in January 2017 and a $7.5 million cash payment for a sublicense from Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively, with their affiliates, “Baxalta”), wholly-owned subsidiaries of Shire, in November 2017. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Shire. We expect the majority of our funding through equity or equity-linked instruments, debt financings and/or licensing agreements to continue as a trend for the foreseeable future.

We estimate that our existing resources will only be able to fund our planned operations, existing obligations and contractual commitments into the fourth quarter of 2018. This projection is based on our current working capital and our expectations regarding projected staffing expenses, working capital requirements, capital expenditure plans and anticipated revenues. Given our current working capital constraints, we have attempted to minimize cash commitments and expenditures for external research and development and general and administrative services to the greatest extent practicable. We will need to raise additional working capital in the very near term in order to fund our future operations.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2018 totaled approximately $5.4 million, which was primarily due to our $5.7 million net loss for the period offset by non-cash charges of $1.2 million, and approximately $0.9 million of cash was used to reduce accounts payable and accrued expenses.

Cash flows used in operating activities for the nine months ended September 30, 2017 totaled approximately $3.3 million, which was primarily due to our $8.0 million net loss for the period offset by non-cash charges of $1.5 million. This net use of cash was substantially offset by the receipt of the $3.0 million clinical milestone payment from Shire in January 2017.

Cash Flows from Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2018 totaled approximately $23,000 which represented proceeds received from the sale of lab equipment.

For the nine months ended September 30, 2017, there were no significant cash sources or uses from investing activities.

Cash Flow from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2018 totaled approximately $1.5 million representing proceeds from the exercise of warrants.

For the nine months ended September 30, 2017, there were no significant cash sources or uses from financing activities.

Contractual Obligations and Commitments

As of September 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, as amended on April 30, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, as amended on April 30, 2018 for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, as amended on April 30, 2018.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Xenetic Biosciences, Inc.

November 9, 2018	By:	/S/ Jeffrey F. Eisenberg
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

November 9, 2018	By:	/S/ James Parslow
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

