Form 10-K/A
period 2018-12-31
Xenetic Biosciences, Inc.
filed 2019-04-30
CIK 1534525

Tables of Contents

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

Framingham, Massachusetts 01701

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

As of April 26, 2019, the number of outstanding shares of the registrant’s common stock was 10,443,889.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “Original Filing”) to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year.

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

2

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 26, 2019.

Name	Age	Position

Jeffrey Eisenberg	53	Chief Executive Officer and Director
Dr. Curtis Lockshin	58	Chief Scientific Officer
James Parslow	54	Chief Financial Officer and Corporate Secretary
Dr. James E. Callaway	62	Director (1), (2), (3)
Firdaus Jal Dastoor, FCS	66	Director (1), (2)
Dr. Dmitry Genkin	50	Director
Roman Knyazev	38	Director
Dr. Roger Kornberg	72	Director (3)
Adam Logal	41	Director (1), (2), (3)

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Dr. Curtis A. Lockshin initially joined us on a part-time basis in March 2014 as our Vice President of Research & Operations and was appointed our Chief Scientific Officer effective January 1, 2017. Dr. Lockshin has held several management positions at development and commercial stage biotechnology companies, with experience including discovery, preclinical and clinical development, as well as commercial manufacturing. Since May 2013, he has held the position of president and chief executive officer of Guardum Pharmaceuticals LLC (“Guardum”), a wholly owned subsidiary of PJSC Pharmsynthez, our controlling stockholder, a position which he continues to hold in addition to his position with us. Dr. Lockshin does not receive a salary for these services but did receive medical benefits and was covered under Guardum’s health plan through July 31, 2018. In addition, Dr. Lockshin has served as an officer or consultant of several biotechnology companies on a part-time basis, including as an officer of a series of related companies following multiple mergers beginning as chief executive officer and director of SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., from September 2014 until July 2016. After SciVac Therapeutics, Inc.’s merger with VBI Vaccines, Inc. in July 2016, Dr. Lockshin served as chief technical officer of the merged company until December 2016. Dr. Lockshin is currently serving as a member of the board of directors of Phio Pharmaceuticals Corporation, a publicly traded clinical-stage RNAi company, a position he has held since April 2013. Dr. Lockshin has an S.B. in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology. Since April 2004, Dr. Lockshin has also served as a member of the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University Support Corporation that supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural and international grants.

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

James E. Callaway was appointed to the Board on August 14, 2017. Dr. Callaway has over 30 years of experience in the execution of product development operations for biotherapeutics and currently serves as CEO of KalGene, a privately-held preclinical company focused on delivery of a proprietary development candidate to alter the course of Alzheimer’s Disease. Dr. Callaway is a seasoned CEO within the venture-backed biotech community and over the course of his career he has built and operated several companies, transforming each from research companies to clinical stage operating entities. Since 2016, he has also served as a Corporate Strategy Consultant at Callaway Innovations. From 2012 until 2016, Dr. Callaway was President and Chief Executive Officer of ArmaGen, Inc. and from 2008 until 2012, served as President and CEO of CEBIX, Inc. Prior to these efforts, Dr. Callaway held multiple senior leadership positions at Elan Pharmaceuticals, including simultaneously acting as Head of Development and overseeing the complex partnership with Wyeth Pharmaceuticals in the Alzheimer’s disease immunotherapy program. He has developed antibodies for a wide-range of therapeutic applications over the past two decades, including treatments of multiple sclerosis (Tysabri®: pharmaceutical development), Alzheimer’s disease (bapineuzumab: Program Executive), and blood-brain barrier transport, and has worked with the United States Food and Drug Administration on multiple orphan drug development programs. We believe Dr. Callaway’s significant life sciences executive, leadership and strategic experience in the area of biotherapeutics provides him with the appropriate set of skills to serve as a member of our Board.

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

Dmitry Genkin was appointed to the Board on August 14, 2017. Dr. Genkin currently serves on the Company’s Scientific Advisory Board and previously served on the Company’s Board of Directors from 2004-2016. He has the Russian equivalent of an MD in Internal Therapy and studied drug delivery under Professor Gregory Gregoriadis at The School of Pharmacy, University of London in 1992, as well as the Department of Clinical Pharmacology at Karolinska Hospital, Stockholm from 1992 until 1993. Since 2005, Dr. Genkin has served as Executive Chairman of PJSC Pharmsynthez, a public company and Xenetic’s majority stockholder. Prior to that time, Dr. Genkin headed a number of Russia’s largest pharmaceutical companies including Pharmavit, which had 27% of the Russian pharmaceutical market. In 1998, he was awarded the silver medal by the Russian Natural Science Academy. We believe Dr. Genkin’s significant life sciences, biotechnology and international background provide him with the appropriate set of skills to serve as a member of our Board.

Roman Knyazev has served as a member of our Board since April 2014. Mr. Knyazev has served in various positions at Rusnano Moscow since 2009, most recently as its Investment Director. He also serves on the boards of directors of Nanolek, PETAR, PJSC Pharmsynthez, and SynBio LLC. Mr. Knyazev is a Fellow of the Kauffman Fellows Program. We believe Mr. Knyazev’s experience investing in clinical stage biotechnology companies provides him with the appropriate set of skills to serve as a member of our Board.

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

Adam Logal was appointed to the Board in August 2017. Mr. Logal has over 16 years of experience in the biopharmaceuticals industry. Since April 2014, Mr. Logal has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc. and from March 2007 until April 2014 served as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer. Mr. Logal served as a director of VBI Vaccines, Inc., a publicly-traded company, from May 2015 through October 2018 and served as its Audit Committee Chairman. Prior to joining OPKO, Mr. Logal served in various financial management roles at Nabi Biopharmaceuticals, a commercial stage biopharmaceutical company. Mr. Logal is a strategic finance executive with extensive experience in SEC compliance and reporting, domestic and international finance, strategic planning, cash flow management, budgeting, taxation, treasury and business development. We believe Mr. Logal’s extensive financial experience with public companies in the life sciences industry provides him with appropriate set of skills to serve as a member of our Board.

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

Committees of the Board

The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board also has two special committees: an Expense Management and Financing Oversight Committee and a Strategic Alternatives Committee. The Expense Management and Financing Oversight Committee was formed in October 2017. The Strategic Alternatives Committee was formed in March 2018. The Company has adopted charters to govern the conduct, authority and responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal control over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Stockholders on Form 10-K.

For the fiscal year 2018, the Audit Committee was composed of three directors: Mr. Dastoor, Dr. Callaway, and Mr. Logal (chair). The Audit Committee met five times during fiscal year 2018. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/.

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

Code of Business Conduct and Ethics

We have adopted the Xenetic Biosciences, Inc. Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on our website, www.xeneticbio.com, under “Investors” at “Corporate Governance.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver on our website, to the extent required by the applicable rules and exchange requirements.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that one report, covering an aggregate of one transaction, was filed late by Dr. Dmitry Genkin.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2018 and 2017, the compensation information for Jeffrey Eisenberg, our Chief Executive Officer, Dr. Curtis Lockshin, our Chief Scientific Officer, and James Parslow, our Chief Financial Officer. We refer to Messrs. Eisenberg, Lockshin, and Parslow herein, collectively, as our “named executive officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jeffrey F. Eisenberg,	2018	$300,000		$–	$–	$–	$–	$18,333	(2)	$318,333
Chief Executive Officer	2017	$300,000	(3)	$–	$105,720	$375,389	$–	$34,381		$815,490

James Parslow,	2018	$265,000		$–	$–	$–	$–	$22,595	(4)	$287,595
Chief Financial Officer	2017	$198,750	(5)	$–	$–	$667,216	$–	$24,830		$890,796

Dr. Curtis Lockshin,	2018	$250,000		$–	$–	$–	$–	$9,584	(6)	$259,584
Chief Scientific Officer	2017	$250,000	(7)	$–	$–	$625,316	$–	$2,523		$877,839

_____________

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 10 to our audited consolidated financial statements included in Item 8 of the Original Filing. Mr. Eisenberg, Mr. Parslow, and Dr. Lockshin were granted options to purchase 250,000 shares, 175,000 shares and 175,000 shares of common stock, respectively, during 2017. In addition, Mr. Eisenberg was granted 50,000 restricted stock units in 2017.
(2)	Includes $18,333 for health and welfare plans.
(3)	Mr. Eisenberg was appointed our Chief Operating Officer in December 2016 and Chief Executive Officer in October 2017. Mr. Eisenberg served as a director of the Company from July 2016 through November 2016. As an employee, Mr. Eisenberg no longer receives compensation for serving as a member of our Board.
(4)	Includes $22,595 for health and welfare plans.
(5)	Mr. Parslow was appointed our Chief Financial Officer in April 2017.
(6)	Includes $9,584 for health and welfare plans.
(7)	Dr. Lockshin was appointed our Chief Scientific Officer in January 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable		Number of Securities Underlying Unexercised Options, Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey F. Eisenberg	154,900	(1)	75,100	(1)	3.40	12/2/2026	–		–
	41,667	(2)	208,333	(2)	2.11	10/26/2027	–		–
	–		–		–	–	33,333	(3)	$70,480

James Parslow	58,333	(4)	116,667	(4)	4.57	4/3/2027	–		–

Curtis Lockshin	14,546	(5)	–		4.59	12/31/2024	–		–
	15,152	(6)	–		4.59	9/6/2025	–		–
	58,333	(7)	116,667	(7)	4.30	1/1/2027	–		–

____________

(1)	4,700 shares vested 100% on the date of grant. Remainder vests one-third upon the first anniversary of the grant date, one-third of the remaining amount upon the second anniversary of the grant date and one-third of the remaining amount on the third anniversary of the grant date.
(2)	125,000 of the options granted vest one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date. 100,000 of the options granted vest upon the achievement of key clinical milestones for XBIO-101 and 25,000 of the options granted vest upon the achievement of key development milestones related to PSA.
(3)	References restricted stock units (“RSUs”) granted on October 26, 2017. Each RSU represents the right to receive one share of the Company’s common stock upon settlement, as defined. The RSUs vest one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(4)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(5)	Vested one-third upon March 3, 2015, one-third upon March 15, 2016 and one-third upon March 15, 2017.
(6)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(7)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.

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

On October 26, 2017, the Company amended and restated the Original Agreement in order to employ Mr. Eisenberg as the Chief Executive Officer of the Company, effective as of the same date (the “Amended Agreement”). The terms of the Amended Agreement were substantially similar to the terms of the Original Agreement, except that Mr. Eisenberg is now eligible to receive a bonus equal to 50% of his annual salary based on the attainment of certain individual and/or Company goals established by the Board or a committee thereto, and if Mr. Eisenberg’s employment is terminated by us without “Cause” (as defined in the Amended Agreement) or if he resigns for “Good Reason” (as defined in the Amended Agreement), he will be entitled to receive (i) within thirty days following the date of termination, an amount equal to one times his then current base salary, (ii) a pro-rated annual bonus and (iii) payment of premiums for continued health benefits under COBRA for up to twelve months.

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

Director Compensation

Each of our non-employee, independent directors is currently entitled to receive an annual retainer of $50,000, payable in equal quarterly installments, an option to acquire 25,000 shares of the Company’s common stock upon initial appointment to the Board, and an additional option to acquire 25,000 shares each year thereafter on the date of the Company’s annual meeting of stockholders. All members of our board are reimbursed for their usual and customary expenses incurred in connection with their service on the Board, including out-of-pocket expenses, transportation, and airfare on the Company’s business.

Director Compensation Table

As our employee director during fiscal 2018, Mr. Eisenberg did not receive any compensation for his Board service during the last completed year. The following table sets forth information for the year ended December 31, 2018 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)

Dr. James E. Callaway	$50,000	–	$65,642	–	$115,642
Firdaus J. Dastoor	$50,000	–	$65,642	–	$115,642
Dr. Dmitry Genkin	$–	–	$–	–	$–
Roman Knyazev	$–	–	$–	–	$–
Dr. Roger Kornberg	$50,000	–	$65,642	–	$115,642
Mr. Adam Logal	$50,000	–	$65,642	–	$115,642

_______________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2018. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 10 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2018:

Name	Option Awards (#)
Dr. James Callaway	50,000
Firdaus J. Dastoor	95,455
Dr. Dmitry Genkin	37,879
Roman Knyazev	37,879
Dr. Roger Kornberg	75,000
Adam Logal	50,000

In addition to the option awards described above, Mr. Dastoor holds a warrant to purchase 48,485 shares of our common stock at $7.92 per share. These warrants are fully vested and expire in December 2019. In addition, Dr. Genkin holds a warrant to purchase 30,304 shares of our common stock at $13.86 per share. These warrants are fully vested and expire in April 2021.

See “Certain Relationships and Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2019 for:

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

The percentage of shares beneficially owned is computed on the basis of 10,443,889 shares of our common stock outstanding as of March 31, 2019, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 40 Speen Street, Suite 102, Framingham, Massachusetts 01701.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned
Fiscal Year 2018 Named Executive Officers and Directors
Jeffrey F. Eisenberg	213,233	(2)	2.00%
James Parslow	116,666	(3)	1.10%
Dr. Curtis Lockshin	146,365	(4)	1.38%
Dr. James E. Callaway	37,500	(5)	*
Firdaus J. Dastoor	131,440	(6)	1.24%
Dr. Dmitry Genkin(7)	70,732	(8)	*
Roman Knyazev(9)	37,879	(10)	*
Dr. Roger Kornberg	62,500	(11)	*
Adam Logal	37,500	(12)	*
All executive officers and directors as a group (9 persons)	853,815	(13)	7.56%
5% Current Stockholders
PJSC Pharmsynthez(7) (9)	9,335,159	(14)	64.77%
Empery Asset Management	1,040,000	(15)	9.96%
Serum Institute of India Private Limited	891,607	(16)	8.33%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Unless otherwise indicated below, this table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 196,566 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2019 and 16,667 of vested restricted stock units.
(3)	The total beneficial ownership consists of 116,666 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2019.

(4)	The total beneficial ownership consists of 146,365 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2019.
(5)	The total beneficial ownership consists of 37,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2019.
(6)	The total beneficial ownership consists of 131,440 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2019.
(7)	Dr. Genkin is the Chairman of the Board of Directors of Pharmsynthez.
(8)	The total beneficial ownership consists of 2,549 shares of common stock owned directly and 68,183 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2019.
(9)	Mr. Knyazev is the Deputy Chairman of the Board of Directors of Pharmsynthez.
(10)	The total beneficial ownership consists of 37,879 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2019.
(11)	The total beneficial ownership consists of 62,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2019.
(12)	The total beneficial ownership consists of 37,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2019.
(13)	The total beneficial ownership consists of 2,549 shares of common stock owned directly, 834,599 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2019 and 16,667 shares of restricted stock units that are vested.
(14)	The total beneficial ownership consists of 5,365,455 shares of common stock owned directly or indirectly through SynBio, 2,909,090 shares issuable upon the conversion of Series B Preferred Stock and 1,060,614 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2019. SynBio is a wholly-owned subsidiary of Pharmsynthez. Pharmsynthez may be deemed to have shared voting and shared dispositive power with respect to all the shares owned by SynBio and therefore, Pharmsynthez may be deemed to be the beneficial owner of such shares. The address of PJSC Pharmsynthez is Office Center IT Park, 25 Liter ZH, Krasnogo Kursanta St., St. Petersburg, 197110, Russia.
(15)	The Company has reviewed the Schedule 13G jointly filed with the SEC on March 11, 2019 by Empery Tax Efficient II, LP (“ETE II Fund”), Empery Asset Management, LP (“Empery Asset”), Ryan M. Lane, and Martin D. Hoe (such joint filers, collectively, “Empery Asset Management”), reporting ownership of these shares as of March 5, 2019. According to the Schedule 13G, each of Empery Asset, Ryan M. Lane and Martin D. Hoe beneficially owned 1,040,000 shares of common stock with shared voting and shared dispositive power with respect to all such shares, which excludes, in each case, 509,000 shares of common stock issuable upon exercise of pre-funded warrants and 1,549,000 shares of common stock issuable upon exercise of warrants. Pursuant to the terms of the warrants, Empery Asset Management cannot exercise the warrants to the extent the reporting persons would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of our common stock. Pursuant to the terms of the pre-funded warrants, Empery Asset Management cannot exercise the warrants to the extent the reporting persons would beneficially own, after any such exercise, more than 9.99% of the outstanding shares of our common stock. ETE II Fund beneficially owned 853,271 shares of common stock with shared voting and shared dispositive power with respect to all such shares, which excludes 417,611 shares of common stock issuable upon exercise of pre-funded warrants and 1,270,882 shares of common stock issuable upon exercise of warrants. ETE II Fund’s beneficial ownership is included within Empery Assets’ share ownership amounts reflected above. The address of Empery Asset Management is 1 Rockefeller Plaza, Suite 1205 New York, New York 10020.
(16)	The total beneficial ownership consists of 631,000 shares of common stock owned directly and indirectly by related affiliates of Serum Institute of India Private Limited and 260,607 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2019. The address of Serum Institute of India is S. No. 212/2, Off Soli Poonawalla Road, Hadapsar, Pune, 411028, Maharashtra, India.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,708,011	(1)	$3.73	1,599,620
Equity compensation plans not approved by security holders	175,000	(2)	4.57	–
Total	1,883,011		$3.80	1,599,620

(1)	Consists of 1,708,011 shares of our common stock to be issued upon the exercise of outstanding stock options and restricted stock units under the Xenetic Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.
(2)	Represents inducement award granted in 2017 that was not covered under the Xenetic Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2018 and the fiscal year ended December 31, 2017, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and disclosed below.

Policy Regarding Related Party Transactions

Our Board has adopted a written related party transaction policy to set forth the policies and procedures for the review and approval or ratification of related party transactions. Any transaction between the Company and its officers, directors, principal stockholders or affiliates is required to be on terms no less favorable to us than could be reasonably obtained in arms-length transactions with independent third-parties, and any such material related party transactions must also be reviewed and approved by a majority of the Board of Directors. All of the actions described in this section occurred prior to the adoption of this policy, except for the acquisition of the XCART Technology. On March 16, 2018, our Board formed the Strategic Alternatives Committee (the “SAC”) to evaluate an alternative transaction and other strategic alternatives for the Company should they arise. James Callaway, an independent outside director of the Company, was appointed Chair of the SAC. The SAC had primary oversight over the XCART Technology acquisition.

PJSC Pharmsynthez

PJSC Pharmsynthez (formerly, OJSC Pharmsynthez) (“Pharmsynthez”) is our largest and controlling stockholder with a share ownership of 43.5% of the total issued and outstanding common stock at March 31, 2019. In addition to its common stock ownership, Pharmsynthez holds outstanding warrants to purchase our common stock and approximately 1.5 million shares of our issued and outstanding Series B Preferred Stock at March 31, 2019. Pharmsynthez was a related party of SynBio, which is related party of ours, and acquired 100% of SynBio in February 2017. The combined ownership of Pharmsynthez and SynBio was 51.4% at March 31, 2019. In addition, one of our directors, Dr. Dmitry Genkin, is the Executive Chairman of the board of directors of Pharmsynthez, a second director of ours, Mr. Roman Knyazev, is also a director of Pharmsynthez and one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez. In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six drug candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any preclinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

SynBio LLC

SynBio is one of our largest stockholders and owns approximately 7.9% of our total issued and outstanding common stock as of March 31, 2019 and all of our outstanding Series A Preferred Stock. In 2017, SynBio became a wholly-owned subsidiary of Pharmsynthez.

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

Serum Institute

Serum Institute owns approximately 6.0% of our total issued and outstanding common stock at March 31, 2019. In addition to its common stock ownership, Serum Institute holds outstanding warrants to purchase our common stock. One of our directors, Firdaus Jal Dastoor, is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of Serum Institute. In August 2011, we entered into a collaborative research and development agreement with Serum Institute providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement.

Through December 31, 2018, we continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by us related to the Serum Institute arrangement during the years ended December 31, 2018 and 2017.

Director Fees and Consulting Services Agreement with Dr. Dmitry Genkin

Dr. Genkin provided research and consulting services to the Company, for which he was paid approximately $50,000 during the year ended December 31, 2017. The agreement was terminated on July 31, 2017 prior to Mr. Genkin being reappointed to the Board in August 2017.

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

In connection with the Transaction, on March 1, 2019, we entered into a Share Purchase Agreement with Hesperix SA (“Hesperix”) pursuant to which the Company will purchase all of the issued and outstanding shares of capital stock of Hesperix, as well as additional transaction documents. Dr. Dmitry Genkin, one of our directors, is a director and significant shareholder of Hesperix. In addition, in connection with the Transaction, the Company has agreed to repay a $150,000 loan that Dr. Genkin entered into with Hesperix.

In addition, and in connection with the Transaction, Hesperix entered into an assignment agreement (the “Hesperix Assignment Agreement”) with the IBCH, Pharmsynthez, and certain other parties thereto (collectively, the “Assignors”), pursuant to which, the Assignors have agreed, among other things, to sell, assign, transfer, and convey unto Hesperix all of their individual right, title, and interest throughout the world in and to patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and the related know-how. Hesperix has agreed to pay each of IBCH and Pharmsynthez a royalty rate in the low single digit range based on the net sales of products in each country in which, in absence of the Hesperix Assignment Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent. Dr. Dmitry Genkin, one of our directors, is the Executive Chairman of the board of directors of Pharmsynthez. A second director of ours, Mr. Roman Knyazev, is also a director of Pharmsynthez and one of our executive officers, Dr. Curtis Lockshin is an officer of a wholly-owned subsidiary of Pharmsynthez.

Concurrent with the Share Purchase Agreement, we also entered into an assignment agreement with OPKO Pharmaceuticals, LLC (“OPKO”) (the “OPKO Assignment Agreement”) pursuant to which the Company will acquire and accept all of OPKO’s right, title and interest in an Intellectual Property License Agreement entered into between the Institute and OPKO related to the XCART technology. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc., the parent company of OPKO.

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

Empery Asset Management

Empery Tax Efficient II, LP (“ETE II Fund”), Empery Asset Management, LP (“Empery Asset”), Ryan M. Lane, and Martin D. Hoe (collectively, “Empery Asset Management”) own approximately 9.96% of our total issued and outstanding common stock at March 31, 2019. On March 5, 2019 Empery Asset Management purchased 1,040,000 shares of our common stock, as well as prefunded warrants to purchase 509,000 shares of our common stock resulting in net proceeds to the Company of $2.7 million. In addition to its common stock and prefunded warrant ownership, Empery Asset Management holds outstanding warrants to purchase our common stock.

Director Independence

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors were independent directors within the meaning of the applicable NASDAQ listing standards for the period during which they served as a member of the Board during fiscal year 2018: Dr. Callaway, Mr. Dastoor, Dr. Kornberg and Mr. Logal.

During fiscal year 2018, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as independence is currently defined in Rule 5605 of the NASDAQ listing standards).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2018 and December 31, 2017, by Marcum LLP, the Company’s principal accountant.

	2018	2017
Audit Fees	$162,374	$167,824
Audit-Related Fees	9,766	8,005
Tax Fees	–	–
All Other Fees	–	–
	$172,140	$175,829

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2018 and 2017.

Audit-Related Fees

Audit related fees during the year ended December 31, 2018 include fees incurred in connection with our S-3 registration statement filed in September 2018. Audit-related fees during the year ended December 31, 2017 include fees incurred in connection with SEC filings related to our Amended and Restated Equity Incentive Plan.

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

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2018. Our Audit Committee reviewed all services provided by Marcum LLP in 2018 and concluded that the services provided were compatible with maintaining its independence.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8 of the Original Filing;

Financial Statement Schedules: All schedules were omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or in the notes thereto.

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

XENETIC BIOSCIENCES, INC.

Date: April 30, 2019	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer

