Form 10-Q
period 2019-09-30
Xenetic Biosciences, Inc.
filed 2019-11-14
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2019 or

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

As of November 8, 2019, the number of outstanding shares of the registrant’s common stock was 5,755,141.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$12,044,472	$571,605
Restricted cash	–	66,510
Prepaid expenses and other	876,816	555,856
Total current assets	12,921,288	1,193,971
Property and equipment, net	1,590	4,956
Goodwill	–	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	709,113	705,660
Total assets	$22,875,119	$14,431,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,158,555	$934,147
Accrued expenses and other current liabilities	538,734	665,641
Total current liabilities	1,697,289	1,599,788

Deferred tax liability	2,918,518	2,918,518
Total liabilities	4,615,807	4,518,306

Commitments (Note 11)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	970	970
Common stock, $0.001 par value; 12,500,000 shares authorized as of September 30, 2019 and December 31, 2018; 5,660,481 and 810,856 shares issued as of September 30, 2019 and December 31, 2018, respectively; 5,633,490 and 783,865 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	5,660	811
Additional paid in capital	188,116,697	168,170,244
Accumulated deficit	(164,838,373)	(153,233,595)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	18,259,312	9,912,788
Total liabilities and stockholders' equity	$22,875,119	$14,431,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Operating costs and expenses:
Research and development	$(3,520,638)	$(735,879)	$(4,471,939)	$(2,369,219)
General and administrative	(2,142,505)	(1,079,008)	(3,896,657)	(3,267,597)
Goodwill impairment (Note 6)	(3,283,379)	–	(3,283,379)	–
Loss from operations	(8,946,522)	(1,814,887)	(11,651,975)	(5,636,816)

Other income (expense):
Other income (expense)	(223)	2,292	267	(24,838)
Interest income	46,617	59	46,930	424
Total other income (expense)	46,394	2,351	47,197	(24,414)

Net loss	$(8,900,128)	$(1,812,536)	$(11,604,778)	$(5,661,230)

Deemed dividend	(1,404,932)	–	(5,284,379)	–

Net loss applicable to common stockholders	$(10,305,060)	$(1,812,536)	$(16,889,157)	$(5,661,230)

Basic and diluted loss per share	$(2.67)	$(2.31)	$(9.07)	$(7.58)

Weighted-average shares of common stock outstanding, basic and diluted	3,862,936	783,865	1,861,867	746,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2019

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of June 30, 2019	2,774,394	$2,774	949,218	$948	$171,352,760	$(155,938,245)	$253,734	$(5,281,180)	$10,390,791

Issuance of common stock and warrants in July 2019 public offering, net of issuance costs	–	–	1,746,666	1,747	13,420,203	–	–	–	13,421,950
Issuance of common stock in connection with purchase of in-process research and development	–	–	624,995	625	3,030,601	–	–	–	3,031,226
Exercise of pre-funded warrants	–	–	450,000	450	4,050	–	–	–	4,500
Exercise of purchase warrants	–	–	1,889,602	1,890	(1,890)	–	–	–	–
Issuance of warrants in connection with reverse stock split	–	–	–	–	63,536	–	–	–	63,536
Deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	1,404,932	–	–	–	1,404,932
Accretion of deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	(1,404,932)	–	–	–	(1,404,932)
Share-based expense	–	–	–	–	232,437	–	–	–	232,437
Common stock awards to vendors	–	–	–	–	15,000	–	–	–	15,000
Net loss	–	–	–	–	–	(8,900,128)	–	–	(8,900,128)
Balance as of September 30, 2019	2,774,394	$2,774	5,660,481	$5,660	$188,116,697	$(164,838,373)	$253,734	$(5,281,180)	$18,259,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2019

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2019	2,774,394	$2,774	810,856	$811	$168,170,244	$(153,233,595)	$253,734	$(5,281,180)	$9,912,788

Issuance of common stock and warrants in March 2019 registered direct offering, net of issuance costs	–	–	86,667	87	2,698,963	–	–	–	2,699,050
Issuance of common stock and warrants in July 2019 public offering, net of issuance costs	–	–	1,746,666	1,747	13,420,203	–	–	–	13,421,950
Issuance of common stock in connection with purchase of in-process research and development	–	–	624,995	625	3,030,601	–	–	–	3,031,226
Exercise of pre-funded warrants	–	–	492,417	492	4,517	–	–	–	5,009
Exercise of purchase warrants	–	–	1,889,602	1,890	(1,890)	–	–	–	–
Issuance of common stock to vendor	–	–	7,836	7	(7)	–	–	–	–
Issuance of warrants in connection with reverse stock split	–	–	–	–	63,536	–	–	–	63,536
Issuance of common stock to adjust for reverse split rounding	–	–	1,442	1	(1)	–	–	–	–
Deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	5,284,379	–	–	–	5,284,379
Accretion of deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	(5,284,379)	–	–	–	(5,284,379)
Share-based expense	–	–	–	–	683,104	–	–	–	683,104
Common stock awards to vendors	–	–	–	–	47,427	–	–	–	47,427
Net loss	–	–	–	–	–	(11,604,778)	–	–	(11,604,778)
Balance as of September 30, 2019	2,774,394	$2,774	5,660,481	$5,660	$188,116,697	$(164,838,373)	$253,734	$(5,281,180)	$18,259,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2018

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of June 30, 2018	2,774,394	$2,774	810,856	$811	$167,590,260	$(149,781,831)	$253,734	$(5,281,180)	$12,784,568

Share-based expense	–	–	–	–	306,051	–	–	–	306,051
Common stock awards to vendors	–	–	–	–	17,427	–	–	–	17,427
Net loss	–	–	–	–	–	(1,812,536)	–	–	(1,812,536)
Balance as of September 30, 2018	2,774,394	$2,774	810,856	$811	$167,913,738	$(151,594,367)	$253,734	$(5,281,180)	$11,295,510

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2018

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2018	3,090,742	$3,090	753,659	$754	$165,258,198	$(145,933,137)	$253,734	$(5,281,180)	$14,301,459

Exercise of warrants	–	–	30,834	31	1,479,969	–	–	–	1,480,000
Conversion of Series B preferred stock to shares of common stock	(316,348)	(316)	26,363	26	290	–	–	–	–
Share-based expense	–	–	–	–	1,123,000	–	–	–	1,123,000
Common stock awards to vendors	–	–	–	–	52,281	–	–	–	52,281
Net loss	–	–	–	–	–	(5,661,230)	–	–	(5,661,230)
Balance as of September 30, 2018	2,774,394	$2,774	810,856	$811	$167,913,738	$(151,594,367)	$253,734	$(5,281,180)	$11,295,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,604,778)	$(5,661,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	3,031,226	–
Goodwill impairment	3,283,379	–
Depreciation	3,366	12,540
Amortization of right of use asset	16,629	–
Gain on sale of property and equipment	(2,000)	(15,437)
Share-based expense	683,104	1,123,000
Issuance of warrants in connection with reverse stock split	63,536	–
Vendor share-based expense	47,427	52,281
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(297,712)	(310,239)
Accounts payable, accrued expenses and other liabilities	54,171	(623,992)
Net cash used in operating activities	(4,721,652)	(5,423,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2,000	22,500
Net cash provided by investing activities	2,000	22,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in July 2019 public offering	13,421,950	–
Net proceeds from issuance of common stock and warrants in March 2019 registered direct offering	2,699,050	–
Proceeds from exercise of warrants	5,009	1,480,000
Net cash provided by financing activities	16,126,009	1,480,000

Net change in cash and restricted cash	11,406,357	(3,920,577)
Cash and restricted cash at beginning of period	638,115	5,599,572

Cash and restricted cash at end of period	$12,044,472	$1,678,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8	$599

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset acquired in exchange for lease liability	$43,330	$–
Issuance of common stock to vendor	$7	$–
Issuance of common stock to acquire in-process research and development	$3,031,226	$–
Issuance of common stock to adjust for Reverse Stock Split	$1	$–
Issuance of common stock from cashless exercise of purchase warrants	$1,890	$–
Conversion of Series B preferred stock to common stock	$–	$316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on progressing XCART™, a personalized Chimeric Antigen Receptor (“CAR”) T cell platform technology engineered to target patient-specific tumor neoantigens. The Company is initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute (the “Institute”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. On March 1, 2019, the Company entered into agreements with Hesperix S.A. (“Hesperix”) and Opko Pharmaceuticals LLC (“OPKO”) to acquire the XCART technology (the “Transaction”) and closed the Transaction on July 19, 2019 concurrent with the completion of an approximate $15 million public offering (the “Offering”). For additional information regarding the Transaction, see Note 4 – “Acquisitions.”

Additionally, Xenetic is leveraging its proprietary drug delivery platform, PolyXen™, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. Xenetic incorporates its patented and proprietary technologies into a number of drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what the Company believes will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics.

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless otherwise indicated, all references herein to “Xenetic,” the “Company,” “we” or “us” refer to Xenetic Biosciences, Inc. and its wholly owned subsidiaries.

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to XCART, OncoHist™, PolyXen, ErepoXen™, and ImuXen™, which are used throughout this Quarterly Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On March 7, 2019, the Company closed on a $3.1 million registered direct common stock offering resulting in $2.7 million of net proceeds to the Company. On July 19, 2019, the Company completed the Offering resulting in $13.4 million of net proceeds to the Company. The Company believes that these financings, coupled with the Company’s existing resources, will be adequate to fund the Company’s operations as a going concern. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives and continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

On June 25, 2019, the Company effected a reduction, on a 1 for 12 basis, in its authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding (the “Reverse Stock Split”). On the effective date of the Reverse Stock Split, (i) every 12 shares of common stock were reduced to one share of common stock, with any fractional amounts rounded up to one share; (ii) the number of shares of common stock into which each outstanding warrant, restricted stock unit, or option to purchase common stock were proportionately reduced on the same basis as the common stock; (iii) the exercise price of each outstanding warrant or option to purchase common stock were proportionately increased on a 1 for 12 basis; and (iv) the number of shares of common stock into which each share of preferred stock could be converted were proportionately reduced on the same basis as the common stock. Unless otherwise indicated, all of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this Reverse Stock Split.

Certain prior period amounts have been reclassified to conform to the presentation for the current period.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Hesperix and Xenetic UK and Xenetic UK’s wholly owned subsidiaries: Lipoxen, Xenetic Bioscience, Incorporated, and SymbioTec. All intercompany balances and transactions have been eliminated in consolidation.

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

For the three and nine months ended September 30, 2019 and 2018, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Subsequently, in July 2018, the FASB issued ASU 2018-11, Lease (Topic 842): Targeted Improvements, which provides a number of practical expedients in transition. The Company adopted ASU 2016-02 effective January 1, 2019 and elected a package of practical expedients and the new transition approach permitted by ASU 2018-11. ASU 2018-11 allows the Company not to reassess existing identification of lease, classification of a lease or any initial direct costs. The Company has also elected to use the hindsight practical expedients. The adoption did not have a material impact on the Company’s condensed consolidated financial statements, resulted in an approximate $43,000 increase in total assets and total liabilities in our condensed consolidated balance sheet and did not have any effect on accumulated deficit at the beginning of 2019. See Note 11 for further information.

3.	Significant Strategic Collaborations – Related Parties

The Company has entered into various research, development, license and supply agreements with Takeda Pharmaceuticals Co. Ltd. (“Takeda”), Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2019. No amounts were recognized as revenue related to these agreements during the three and nine months ended September 30, 2019 or 2018. The related party ownership interest in the Company materially changed in connection with the Offering.

4.	Acquisitions

On March 1, 2019 (the “Signing Date”) the Company entered into agreements with Hesperix and Opko to acquire the XCART technology. The Company entered into a Share Purchase Agreement, as amended (the “Share Purchase Agreement”), with Hesperix, the owners of Hesperix (each, a “Seller” and collectively, the “Sellers”), and Alexey Andreevich Vinogradov, as the representative of each Seller, pursuant to which the Company purchased from Sellers all of the issued and outstanding shares of capital stock of Hesperix.

Under the terms of the Share Purchase Agreement, the Company issued to Sellers an aggregate of Four Hundred Six Thousand Two Hundred Forty-Six (406,246) shares of the Company’s common stock (the “Transaction Shares”) at the time of the closing. In addition, the Share Purchase Agreement contains customary representations and warranties relating to each Seller and about the condition of the Company and Hesperix. The Company issued the Transaction Shares pursuant to a registration statement on Form S-4.

On the Signing Date and in connection with the Transaction, Hesperix entered into an assignment agreement (the “Hesperix Assignment Agreement”) with IBCH, Pharmsynthez, and certain other parties thereto (collectively, the “Assignors”), pursuant to which, the Assignors have agreed, among other things, to sell, assign, transfer, and convey unto Hesperix all of their individual right, title, and interest throughout the world in and to patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and the related know-how. Hesperix has agreed to pay each of IBCH and Pharmsynthez a royalty rate in the low single digit range based on the net sales of products in each country in which, in the absence of the Hesperix Assignment Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent.

Also on the Signing Date, the Company entered into an assignment agreement with OPKO (the “OPKO Assignment Agreement”), pursuant to which the Company will acquire and accept, all of OPKO’s right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between the Institute and OPKO regarding certain patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer” and in which the Institute agreed to grant an exclusive royalty-bearing license, to the patent rights owned by the Institute to OPKO, and OPKO has agreed to pay the Institute a royalty rate in the low single digit range based on the net sales of products in each country in which, in the absence of the IP License Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent or pending application.

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

On July 19, 2019, the Company closed the Transaction (the “Closing Date”), acquiring in-process research and development (“IPR&D”) related to certain intellectual property rights with respect to the XCART technology. The acquisition did not meet the business combination requirements and, as a result, was accounted for as an asset acquisition. The total consideration for the IPR&D was approximately $4.1 million, which represented the value of the common shares issued of $3.0 million utilizing the market price of the Company’s stock price at the Closing Date and approximately $1.1 million of transaction costs. As there was no future alternative use for the IPR&D, the Company recorded expense of $3.0 million to Research and development expense and $1.1 million to General and administrative expense for the transaction costs in the three and nine months ended September 30, 2019.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
Office and computer equipment	$42,289	$42,289
Leasehold improvements	–	26,841
Furniture and fixtures	14,738	20,263
Property and equipment – at cost	57,027	89,393
Less accumulated depreciation	(55,437)	(84,437)
Property and equipment – net	$1,590	$4,956

Depreciation expense was approximately $1,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $3,000 and $13,000 for the nine months ended September 30, 2019 and 2018, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired and is not amortized. The Company assesses goodwill for impairment at least annually, or when events or changes in the business environment indicate that the carrying value may not be fully recoverable. The Company performs its annual impairment review during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. The Company experienced a significant decline in its stock price during the three months ended September 30, 2019 resulting in a drop in its market capitalization indicating potential impairment. The Company determined the fair value of the reporting unit using its market capitalization, concluding that the fair value of the reporting unit is less than the carrying amount in excess of Goodwill, therefore fully impairing Goodwill. Goodwill impairment is presented within continuing operations in the condensed consolidated statements of operations. A reconciliation of the change in the carrying value of Goodwill is as follows:

Balance as of January 1, 2018	$3,283,379
No changes	–
Balance as of December 31, 2018	3,283,379
Impairment	(3,283,379)
Balance as of September 30, 2019	$–

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is IPR&D relating to the Company’s business combination with SymbioTec in 2012. The carrying value of the IPR&D was approximately $9.2 million as of September 30, 2019 and December 31, 2018, respectively. IPR&D is required to be tested annually until the project is completed or abandoned. The IPR&D is not yet commercialized and, therefore, has not yet begun to be amortized as of September 30, 2019. The Company assesses IPR&D for impairment at least annually as of October 1 or when events or changes in circumstances indicate that the carrying value may be impaired. No impairment was recorded during the nine months ended September 30, 2019 nor during the year ended December 31, 2018.

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

The Offering

On July 17, 2019, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Maxim Group LLC (the “Underwriter”), relating to the Company’s Offering of 1,730,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”), Prefunded Warrants to purchase 570,000 shares of Common Stock (the “Prefunded Warrants”), and warrants to purchase 2,300,000 shares of the Common Stock (the “Purchase Warrants,” and together with the Shares and the Prefunded Warrants, the "Firm Securities"). Each Share was sold together with one Purchase Warrant at a combined public offering price of $6.50 per Share and Purchase Warrant. Each Pre-funded Warrant purchased was sold together with one Purchase Warrant at a combined public offering price of $6.49 per Prefunded Warrant and Purchase Warrant. The Prefunded Warrants were exercisable beginning on July 17, 2019 at an exercise price of $0.01 per share. The holders of the Prefunded Warrants will not have the right to exercise any portion of the Prefunded Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. The Prefunded Warrants had an intrinsic value of approximately $3.1 million. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter a 45-day option to purchase up to an additional 345,000 shares of Common Stock and/or Purchase Warrants to purchase up to 345,000 shares of Common Stock (the "Additional Securities," and together with the Firm Securities, the "Securities"), at the public offering price less discounts and commissions.

The Securities were offered, issued, and sold pursuant to an effective Registration Statement on Form S-1 (Reg. No. 333-231508) and accompanying prospectus filed with the SEC under the Securities Act of 1933, as amended.

On the Closing Date, the Company completed the Offering resulting in gross proceeds to the Company of approximately $15.0 million before deducting the underwriting discount and offering fees and expenses payable by the Company. In addition, on the Closing Date, the Underwriter exercised its overallotment option with respect to 160,000 Purchase Warrants, resulting in additional gross proceeds of $1,600. The Company intends to use the net proceeds from the Offering of approximately $13.4 million to fund its research, development and clinical programs, including the development of the XCART technology acquired in the Transaction, and for other general corporate purposes. Prefunded Warrants to purchase 450,000 shares of Common Stock were exercised during the three and nine months ended September 30, 2019 resulting in $4,500 of net proceeds to the Company.

The Purchase Warrants are immediately exercisable at a price of $13.00 per share of Common Stock and expire five years from the date of issuance. The warrants began trading on NASDAQ on July 23, 2019 under the symbol “XBIOW.” The Purchase Warrants also provide that if the weighted-average price of Common Stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each Purchase Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $4.61 per share, for a total of approximately $11.3 million. The fair value of these warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 1.83%, an expected life of 5 years and an expected volatility of 141.89%. Purchase Warrants to purchase approximately 1.9 million shares of Common Stock were exercised on a cashless one-for-one basis during the three and nine months ended September 30, 2019.

Common Stock

On July 16, 2019, the Company, in connection with the Offering, entered into a consent agreement with certain holders of warrants to purchase shares of the Company’s Common Stock whose consent was sought in connection with the Offering. In consideration of the holders’ consent, the Company agreed to (i) issue such holders an aggregate of 16,666 shares of the Company’s Common Stock (“Consent Shares”) and (ii) adjust the exercise price of those certain warrants issued to each holder in connection with the Company’s Reverse Stock Split on June 25, 2019. The Consent Shares and incremental cost associated with the warrant modification were determined to be direct costs of the Offering and, as a result, have been included within net proceeds from the Offering.

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

On June 19, 2019, shareholders of the Company voted to approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock to 150,000,000 shares on a pre-Reverse Stock Split basis (the “Authorized Share Increase”). On June 24, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect the Authorized Share Increase as of June 25, 2019. As a result of the Authorized Share Increase and after giving effect to the Reverse Stock Split, the Company had 12,500,000 authorized shares of Common Stock.

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

On March 5, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of (i) 86,667 shares of Common Stock, par value $0.001 per share and (ii) prefunded warrants to purchase 42,417 shares of Common Stock. The prefunded warrants were exercisable beginning on March 7, 2019 at an exercise price of $0.012 per share. The shares were sold at a price of $24.00 per share and the prefunded warrants were sold at a price of $23.988 per prefunded warrant, which represents the per share purchase price for the shares less the $0.012 per share exercise price for each such prefunded warrant. The holders of the prefunded warrants will not have the right to exercise any portion of the prefunded warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the prefunded warrants. The net proceeds to the Company from this offering were approximately $2.7 million, after deducting expenses related to the offering, including dealer-manager fees and expenses. In a concurrent private placement, the Company issued to the purchasers a warrant to purchase one share of the Company’s Common Stock for each share and prefunded warrant purchased in the offering. These warrants have an exercise price of $27.00 per share, were exercisable beginning on September 8, 2019 and expire seven years from such date. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $22.74 per share, for a total of approximately $2.9 million. The fair value of the warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 2.56%, an expected life of 7.5 years and an expected volatility of 111.3%. The prefunded warrants had an intrinsic value of approximately $1.1 million. In June 2019, the prefunded warrants were exercised in full resulting in $509 of net proceeds to the Company.

Series B Preferred Stock

As of September 30, 2019 and December 31, 2018 there were approximately 1.8 million shares of Series B Preferred Stock issued and outstanding which were convertible on a 1.625 preferred shares to one share of common stock basis. The number of shares of Common Stock that, when aggregated with any shares of Common Stock that may be issued in connection with any conversion of Series B Preferred Stock and the exercise of warrants issued in connection with the Series B Preferred Stock, is subject to an Issuable Maximum, subject to adjustment, as set forth in the Second Amended and Restated Certificate of Designation of the Company’s Series B Preferred Stock. As of September 30, 2019, the Issuable Maximum is 0.6 million shares of Common Stock that can be issued upon the conversion of the currently outstanding Series B Preferred Stock and the exercise of warrants, issued in connection with the Series B Preferred Stock, that are currently outstanding.

The March 2019 registered direct offering triggered the down-round provision in the Company’s Series B Preferred Stock resulting in an adjustment to the conversion ratio and the recording of a deemed dividend of $3.9 million increasing the net loss attributable to common shareholders for the nine months ended September 30, 2019. In addition, the Offering triggered the down-round provision in the Company’s Series B Preferred Stock, resulting in a further adjustment to the conversion ratio and the recording of a deemed dividend of $1.4 million during the third quarter increasing the net loss attributable to common shareholders for the three and nine months ended September 30, 2019. There were no Series B Preferred Stock conversions during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the holders of Series B Preferred Stock converted approximately 316,000 shares into approximately 26,000 shares of common stock.

Warrants

On July 17, 2019, in connection with the Offering, the Company offered to the purchasers Prefunded Warrants to purchase 570,000 shares of common stock. The Prefunded Warrants were exercisable beginning on July 17, 2019 at an exercise price of $0.01 per share. The Prefunded Warrants were sold at a price of $6.49 per Prefunded Warrant, which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such Prefunded Warrant. The holders of the Prefunded Warrants did not have the right to exercise any portion of the Prefunded Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. Prefunded Warrants to purchase 450,000 shares were exercised during the three and nine months ended September 30, 2019 resulting in net proceeds to the Company of $4,500. Also in connection with the Offering, the Company issued to the purchasers the Purchase Warrants. These Purchase Warrants have an exercise price of $13.00 per share, were exercisable beginning on July 17, 2019 and expire five years from such date. The warrants began trading on NASDAQ on July 23, 2019 under the symbol “XBIOW.” The Purchase Warrants also provide that if the weighted-average price of Common Stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each Purchase Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. Purchase Warrants to purchase approximately 1.9 million shares of common stock were exercised on a cashless one-for-one basis during the three and nine months ended September 30, 2019. As of September 30, 2019, there were approximately 120,000 Prefunded Warrants and 0.6 million Purchase Warrants outstanding. Subsequent to quarter end, the remaining outstanding Prefunded Warrants were exercised resulting in $1,200 of net proceeds to the Company.

On June 24, 2019, the Company entered into a consent agreement with certain holders of warrants to purchase shares of the Company’s common stock whose consent was required to effect the Reverse Stock Split. In consideration of the holders’ consent, the Company agreed to issue the holders warrants (the “Consent Warrants”) to purchase 8,335 shares of the Company’s common stock, at an exercise price per share based on a volume weighted average price for the five trading days following the effectiveness of the Reverse Stock Split. The Consent Warrants were issued on July 3, 2019 at an exercise price of $10.63. The Company evaluated the terms of the Consent Warrants and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $7.62 per share, for a total of approximately $64,000. The fair value of the Consent Warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 1.83%, an expected life of 7 years and an expected volatility of 114.53%. The Company recorded approximately $64,000 as general and administrative expense during the three and nine months ended September 30, 2019. The Consent Warrants were subsequently modified to reflect an exercise price of $2.91 price per share in connection with the Offering. As a result of this modification, the Company recognized a $2,000 expense that was netted against the proceeds of the Offering.

In March 2019, in connection with its registered direct offering, the Company offered to the purchasers prefunded warrants to purchase 42,417 shares of common stock. The prefunded warrants were exercisable beginning on March 7, 2019 at an exercise price of $0.012 per share. The prefunded warrants were sold at a price of $23.988 per prefunded warrant, which represents the per share purchase price for the shares less the $0.012 per share exercise price for each such prefunded warrant. The holders of the prefunded warrants did not have the right to exercise any portion of the prefunded warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the prefunded warrants. All of these prefunded warrants were exercised in June 2019 resulting in net proceeds to the Company of $509. In a concurrent private placement, the Company issued to the purchasers a warrant to purchase one share of the Company’s common stock for each share and prefunded warrant (129,084 shares) purchased in the offering. These warrants have an exercise price of $27.00 per share, are exercisable beginning on September 8, 2019 and expire seven years from such date. As of September 30, 2019, all of these warrants were outstanding.

In addition to the prefunded and purchase warrants issued in the March 2019 registered direct offering and the Offering, the Company has outstanding warrants to purchase an aggregate of 262,690 shares of common stock in connection with debt and equity financing arrangements as of September 30, 2019 at a weighted average exercise price of $51.97 and expiration dates ranging from July 2020 through November 2021. There were no debt and equity financing warrants granted or exercised during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, debt and equity financing warrants to purchase approximately 31,000 shares of common stock were exercised resulting in approximately $1.5 million of net proceeds to the Company.

9.	Share-Based Expense

Total share-based expense related to stock options, restricted stock units (“RSUs”), common stock awards, and non-financing warrants were approximately $0.2 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and approximately $0.7 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$38,843	$9,155	$81,921	$178,926
General and administrative expenses	208,594	314,323	648,610	996,355
	$247,437	$323,478	$730,531	$1,175,281

Employee Stock Options

During the nine months ended September 30, 2019, the Company granted 50,000 stock option awards. The weighted average grant date fair value per option share was $1.18. Key assumptions used in the Black-Scholes option pricing model for options granted during the nine months ending September 30, 2019 were the Company’s stock price, a risk free rate of 1.60%, an expected life of 5.5 years and an expected volatility of 119.11%. There were no employee stock options exercised during the nine months ended September 30, 2019. No employee stock options or RSUs were granted nor exercised during the nine months ended September 30, 2018. The Company recognized a total of $0.2 million and $0.3 million of compensation expense related to employee stock options during the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively.

Non-Employee Stock Options

The Company did not grant any non-employee stock options during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company granted 834 non-employee stock options. There were no non-employee stock options exercised during the nine months ended September 30, 2019 and 2018, respectively. The Company did not recognize any expense related to non-employee stock options during the three and nine months ended September 30, 2019, respectively, as all options were fully vested in 2018. The Company recognized approximately $1,000 and $36,000 of expense during the three and nine months ended September 30, 2018, respectively.

Common Stock Awards

During the three months ended September 30, 2019 and 2018, the Company granted 7,153 and 375 common stock awards, respectively, and 9,026 and 1,627 common stock awards during the nine months ended September 30, 2019 and 2018, respectively, based on the value of the professional services provided and the average stock price during each respective quarter. As all services were rendered in each respective quarter, approximately $15,000 and $17,000 of expense related to common stock awards was recognized during the three month periods ended September 30, 2019 and 2018, respectively, and approximately $47,000 and $52,000 of expense during the nine months ended September 30, 2019 and 2018, respectively. Other than 7,836 shares of Common Stock issued in June 2019, which represented common stock awards authorized but not issued as of March 31, 2019, all common stock awards were authorized but not issued as of September 30, 2019.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of September 30, 2019 and December 31, 2018, collaboration warrants to purchase 44,944 shares of common stock were outstanding, respectively. The fair value of these warrants was determined at each issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance, if there is not a service period. These warrants have an average weighted exercise price of $124.90 and expiration dates ranging from December 2019 through May 2021. No collaboration warrants were granted or exercised in connection with collaboration or consulting services during the three and nine months ended September 30, 2019 and 2018, respectively.

10.	Income Taxes

During the nine months ended September 30, 2019 and 2018, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $26.2 million and $23.5 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, and December 31, 2018, the net deferred tax liability of $2.9 million on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives that were acquired in the Company’s January 2012 acquisition of SymbioTec. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of September 30, 2019 and December 31, 2018, the Company did not record any unrecognized tax positions.

11.	Commitments

Leases

The Company determines whether an arrangement is a lease at inception. In January 2019, the Company entered into a sublease and relocated its corporate headquarters from Lexington, Massachusetts to Framingham, Massachusetts. This sublease calls for total future minimum rent payments of approximately $52,000 and has a termination date of September 30, 2020, which corresponds to the underlying base lease. The Company does not have options to extend, termination options or material residual value guarantees. The Company recorded a right-of-use (“ROU”) asset and corresponding lease liability on the condensed consolidated balance sheet. The Company recognized a ROU asset and a lease liability of approximately $43,000 during the nine months ended September 30, 2019. As the sublease does not provide an implicit rate, we used our incremental borrowing rate (10.2%) based on the information available at the lease’s commencement date in determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Nine Months Ended September 30,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$16,629
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$43,330

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	September 30, 2019
Right-of-use assets	Prepaid expenses and other	$26,701
Current lease liabilities	Accrued expenses and other current liabilities	$26,701
Non-current lease liabilities	Other liabilities	$–

The Company did not apply the provisions of ASU 2016-02 to the lease of its former headquarters in Lexington, Massachusetts or its office space lease in Miami, Florida as they did not have a material impact on our condensed consolidated financial statements. The leases would have resulted in a combined increase in total assets of approximately $3,000 and a combined increase in total liabilities of approximately $3,000 in our September 30, 2019 condensed consolidated balance sheet, respectively, and would not have a material impact on our accumulated deficit as of the beginning of 2019. The lease of the Company’s former headquarters expired on January 31, 2019 and the Miami office space lease expires in November 2019. As of September 30, 2019, total minimum lease payments on these leases were approximately $3,000.

12.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez (as well as SynBio, a wholly owned subsidiary of Pharmsynthez), each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the years ended December 31, 2018 filed with the SEC on March 29, 2019 as amended on April 30, 2019. In connection with the Offering, Serum Institute’s and Pharmsynthez’ ownership significantly changed. As of September 30, 2019, Serum Institute owned less than 1% and Pharmsynthez owned approximately 7.9% of the total outstanding common stock of the Company.

During the third quarter, the Company entered into a sponsored research agreement with Pharmsynthez related to experiments identified by the Company to support its efforts as it prepares for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which is refundable on pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. The Company expensed approximately $40,000 related to this agreement during the three months ended September 30, 2019. As of September 30, 2019, approximately $310,000 was recorded as an advanced payment and included in Prepaid expenses and other on the September 30, 2019 condensed consolidated balance sheet.

On July 19, 2019, the Company acquired the XCART technology platform from Hesperix and OPKO. Dr. Genkin is a director and significant shareholder of Hesperix. In addition, the Company agreed to repay an approximate $225,000 loan that Dr. Genkin entered into with Hesperix. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc., the parent company of OPKO.

Subsequent to quarter end, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company shall advance Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the August 2011 Stock Subscription and Collaborative Development of Pharmaceutical Products Agreement between the Company and SynBio. The Pharmsynthez Loan has a term of 15-months and shall accrue interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by SynBio and AS Kevelt, which are the operating entities of Pharmsynthez, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio.

13.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements other than as discussed above.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials including the timing of generating clinical data from these trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any New Drug Application; the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates; the development of the Chimeric Antigen Receptor (“CAR”) T cell technology; our plans to initially apply the XCART technology to advance cell-based therapeutics by targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas; our beliefs regarding the expected results of the XCART technology, including its potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells; and our anticipation that our primary focus will now be on advancing the XCART technology through regulatory approval and commercialization.

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

Some factors that could cause actual results to differ materially include without limitation:

•	our need to raise additional working capital in the future for the purpose of further developing our CAR T technology and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including integration of the acquisition of the CAR T technology;
• •	product development and commercialization risks; including our ability to successfully develop the CAR T technology; our ability to successfully commercialize our current and future drug candidates;
•	our ability to obtain a strategic academic collaborator for the CAR T technology;
•	our ability to achieve milestone and other payments associated with our co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the SEC.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on progressing XCART, a personalized CAR T cell platform technology engineered to target patient-specific tumor neoantigens. The Company is initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute (the “Institute”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. On March 1, 2019, the Company agreed to acquire the XCART technology (the “Transaction”) and closed the Transaction on July 19, 2019 concurrent with the completion of an approximate $15 million public offering (the “Offering”).

The XCART technology platform was designed by its originators to utilize an established screening technique to identify peptide ligands that bind specifically to the unique B-cell receptor (“BCR”) on the surface of an individual patient’s malignant tumor cells. The peptide is then inserted into the antigen-binding domain of a CAR T cell, and a subsequent transduction/transfection process is used to engineer the patient’s T cells into a CAR T format which redirects the patient’s T cells to attack the tumor. Essentially, the XCART screening platform is the inverse of a typical CAR T screening protocol wherein libraries of highly specific antibody domains are screened against a given target. In the case of XCART screening, the target is itself an antibody domain, and hence highly specific by its nature. The XCART technology creates the possibility of personalized treatment of lymphomas utilizing a CAR with an antigen-binding domain that should only recognize, and only be recognized by, the unique BCR of a particular patient’s B-cell lymphoma. An expected result for XCART is limited off-tumor toxicities, such as B-cell aplasia. Our clinical development program will seek to confirm the early preclinical results, and to demonstrate a more attractive safety profile than existing therapies. We anticipate that our primary focus will now be on advancing this technology through regulatory approval and commercialization.

We also have oncology therapeutic investigational drug candidate XBIO-101 (sodium cridanimod) for the treatment of progestin resistant endometrial cancer. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States. XBIO-101 has been granted orphan drug designation by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. We commenced a Phase II trial under an IND in 2017, with first patient dosed in October 2017. We closed patient enrollment in the trial in March 2019 as a result of slower than expected progress on the trial resulting from patient enrollment and retention challenges and have suspended further development of XBIO-101.

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

Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the FDA nor in any other territories by any applicable agencies. Although we hold a broad patent portfolio, the focus of our internal development efforts was limited in the first nine months of 2019 to research and development of XBIO-101 and preliminary development efforts associated with the XCART technology.

Going Concern

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On March 7, 2019, the Company closed on a $3.1 million registered direct common stock offering resulting in $2.7 million of net proceeds to the Company. On July 19, 2019, the Company completed the Offering resulting in approximately $13.4 million of net proceeds to the Company. The Company believes that these financings, coupled with the Company’s existing resources, will be adequate to fund the Company’s operations as a going concern. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives and continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2019 and 2018

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2019 to the fiscal quarter ended September 30, 2018 is as follows:

Description	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Increase (Decrease)	Percentage Change
Research and development expenses	$(3,520,638)	$(735,879)	$2,784,759	378.4
General and administrative expenses	(2,142,505)	(1,079,008)	1,063,497	98.6
Goodwill impairment	(3,283,379)	–	3,283,379	n/a
Loss from operations	(8,946,522)	(1,814,887)	7,131,635	393.0
Other income (expense):
Other income (expense)	(223)	2,292	2,515	109.7
Interest income	46,617	59	46,558	78,911.9

Net loss	$(8,900,128)	$(1,812,536)	$7,087,592	391.0

Research and Development Expenses

Overall, Research & development (“R&D”) expenses for the three months ended September 30, 2019 increased by $2.8 million, or 378.4% to $3.5 million from $0.7 million in the comparable quarter in 2018 primarily due to in-process research and development (“IPR&D”) expense of $3.0 million. During the three months ended September 30, 2019, the Company expensed $3.0 million of IPR&D associated with the Company’s acquisition of the XCART technology. There was no similar expense in 2018. Excluding the $3.0 million of IPR&D expense from total R&D expense of $3.5 million, R&D expense for the three months ended September 30, 2019 was $0.5 million, a decrease of $0.2 million, or 33.5% from $0.7 million in the comparable period in 2018.

The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended September 30, 2019 and 2018:

	Quarter Ended,
Category of Expense	September 30, 2019	September 30, 2018
IPR&D expense	$3,031,226	$–
Outside services and contract research organizations	313,957	572,547
Salaries and wages	72,809	70,552
Share-based expense	38,843	9,155
Other	63,803	83,625
Total research and development expense	$3,520,638	$735,879

The decrease in outside services and contract research organizations was primarily due to decreased spending on our XBIO-101 phase 2 clinical trial during the three months ended September 30, 2019 as compared to the same period in the prior year. Costs related to the trial were generally lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101. Share-based expense increased during the three months ended September 30, 2019 as compared to the same period in the prior year primarily due to the revaluation of warrants issued to Serum Institute in 2016. Other expense decreased during the three months ended September 30, 2019 as compared to the same period in the prior year primarily due to lower rent costs as we relocated our corporate headquarters in January 2019.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended September 30, 2019 was $2.1 million, increasing by approximately $1.1 million for the quarter ended September 30, 2019 compared to the same period in the prior year, primarily due to $1.1 million of transaction costs associated with the XCART acquisition. There was no similar expense in 2018. Excluding the $1.1 million of transaction costs, associated with the XCART acquisition from the total G&A expense of $2.1 million, G&A expenses for the three months ended September 30, 2019 was $1.0 million, a decrease of approximately $39,000, or 3.6% from $1.1 million in the comparable quarter in 2018. This decrease was primarily due to lower consulting and share-based expense during the three months ended September 30, 2019 compared to the same period in the prior year, partially offset by an increase in investor relations activities during the third quarter of 2019.

Goodwill Impairment

Goodwill impairment was $3.3 million for the three months ended September 30, 2019 compared to no impairment for the same period in the prior year. During the third quarter of 2019, we experienced a significant decline in our stock price. As a result, our market capitalization fell significantly below the recorded value of our consolidated net assets and our analysis determined that Goodwill was fully impaired.

Other Income (Expense)

Other expense was $223 for the three months ended September 30, 2019 compared to approximately $2,300 of other income for the same period in 2018. This increase in expense was primarily related to changes in foreign currency exchange rates during the third quarter of 2019 as compared to the same period in 2018.

Interest Income

Interest income increased to approximately $47,000 during the three months ended September 30, 2019 as compared to $59 in same period in the prior year. This increase is due to the increase in cash in the third quarter of 2019 as compared to the third quarter of 2018 due to the receipt of net proceeds of $13.4 million from our Offering.

Comparison of Nine Months Ended September 30, 2019 and 2018

The comparison of our historical results of operations for the nine months ended September 30, 2019 to the nine months ended September 30, 2018 is as follows:

Description	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Increase (Decrease)	Percentage Change
Research and development expenses	$(4,471,939)	$(2,369,219)	$2,102,720	88.8
General and administrative expenses	(3,896,657)	(3,267,597)	629,060	19.3
Goodwill impairment	(3,283,379)	–	3,283,379	n/a
Loss from operations	(11,651,975)	(5,636,816)	6,015,159	106.7
Other income (expense):
Other income (expense)	267	(24,838)	(25,105)	(101.1)
Interest income	46,930	424	46,506	10,968.4

Net loss	$(11,604,778)	$(5,661,230)	$5,943,548	105.0

Research and Development Expenses

Overall, R&D expenses for the nine months ended September 30, 2019 increased by $2.1 million, or 88.8% to $4.5 million from $2.4 million in the comparable period in 2018 primarily due to IPR&D expense of $3.0 million. During the nine months ended September 30, 2019, the Company expensed $3.0 million of IPR&D associated with the Company’s acquisition of the XCART technology. There was no similar expense in 2018. Excluding the $3.0 million of IPR&D expense from total R&D expense of $4.5 million, R&D expense for the nine months ended September 30, 2019 was $1.4 million, a decrease of $0.9 million, or 39.2%, from $2.4 million in the comparable period in 2018.

The table below sets forth the R&D costs incurred by us, by category of expense, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended,
Category of Expense	September 30, 2019	September 30, 2018
IPR&D expense	$3,031,226	$–
Outside services and contract research organizations	986,369	1,765,209
Salaries and wages	227,257	207,794
Share-based expense	115,253	178,926
Other	111,834	217,290
Total research and development expense	$4,471,939	$2,369,219

The decrease in outside services and contract research organizations expense was primarily due to decreased spending on our XBIO-101 phase 2 clinical trial during the nine months ended September 30, 2019 as compared to same period in the prior year. Costs related to the trial were generally lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101. Other expense decreased during the nine months ended September 30, 2019 as compared to the same period in the prior year primarily due to lower rent costs as we relocated our corporate headquarters in January 2019. Share-based expense decreased during the nine months ended September 30, 2019 as compared to the same period in the prior year primarily due to the revaluation of warrants issued to Serum Institute in 2016.

General and Administrative Expenses

G&A expenses was $3.9 million for the nine months ended September 30, 2019, increasing by approximately $0.6 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to $1.1 million of transaction costs associated with the XCART acquisition. There was no similar expense in 2018. Excluding the $1.1 million of transaction costs associated with the XCART acquisition from total G&A expenses of $3.9 million, G&A expenses for the nine months ended September 30, 2019 was $2.8 million, a decrease of $0.5 million, or 14.5%, from $3.3 million in the comparable period in 2018. Payroll and share-based expense decreased due to lower headcount during the nine months ended September 30, 2019 compared to the same period in the prior year, and consulting costs decreased as we reduced spending due to capital constraints. These decreases were partially offset by an increase in investor relations activities during the nine months ended September 30, 2019 compared to the same period in the prior year.

Goodwill Impairment

Goodwill impairment was $3.3 million for the nine months ended September 30, 2019 compared to no impairment for the same period in the prior year. During the third quarter of 2019, we experienced a significant decline in our stock price. As a result, our market capitalization fell significantly below the recorded value of our consolidated net assets and our analysis determined that Goodwill was fully impaired.

Other Income (Expense)

Other income was $267 for the nine months ended September 30, 2019 compared to $24,838 of other expense for the same period in 2018. This decrease in expense was primarily related to a reduction in foreign currency transactions and related changes in foreign currency exchange rates during the nine months ended September 30, 2019 as compared to the same period in 2018.

Interest Income

Interest income increased to approximately $47,000 during the nine months ended September 30, 2019 as compared to $424 in same period in the prior year. This increase is due to the increase in cash during the nine months ended September 30, 2019 as compared to the same period in the prior year due to the receipt of net proceeds of $13.4 million from the Offering.

Non-GAAP Measures

In the Company’s narrative discussion of operations above, we exclude the impact of the Company’s acquisition of the XCART technology from certain operating measures, which narrative discussion includes reconciliation of such adjusted financial measures to the directly comparable GAAP financial measure. We believe these adjusted operating measures may provide investors with useful information regarding our underlying performance from period to period and allow investors to better understand our results of operations. Management uses these adjusted measures when assessing the performance of the business.

Liquidity and Capital Resources

We incurred a net loss of approximately $11.6 million for the nine months ended September 30, 2019. We had an accumulated deficit of approximately $164.8 million at September 30, 2019 as compared to an accumulated deficit of approximately $153.2 million at December 31, 2018. Working capital was approximately $11.2 million at September 30, 2019 and $(0.4) million at December 31, 2018, respectively. During the nine months ended September 30, 2019, our working capital increased by $11.6 million due to the Offering and our March 2019 registered direct offering resulting in $16.1 million in combined net proceeds to us. This increase in working capital was partially offset by our net loss for the nine months ended September 30, 2019 and transaction costs incurred in connection with the acquisition of the IPR&D. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At September 30, 2019, we had approximately $12.0 million in cash and $1.7 million in current liabilities. At December 31, 2018, we had approximately $0.6 million in cash and $1.6 million in current liabilities.

We have historically relied upon sales of our equity securities to fund our operations. From 2005 until September 30, 2019 we have raised approximately $76.0 million in proceeds from offerings of our common and preferred stock and received approximately $20.0 million from revenue producing activities. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Takeda Pharmaceuticals Co. Ltd. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2019 totaled approximately $4.7 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with acquired IPR&D, goodwill impairment and share-based expense.

Cash flows used in operating activities for the nine months ended September 30, 2018 totaled approximately $5.4 million, which was primarily due to our $5.7 million net loss for the period offset by non-cash charges of $1.2 million, and approximately $0.9 million of cash used to reduce accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2019 totaled $2,000, which represented proceeds from the sale of property and equipment.

Cash flows provided by investing activities for the nine months ended September 30, 2018 totaled approximately $23,000 which represented proceeds from the sale of lab equipment.

Cash Flow from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2019 totaled approximately $16.1 million representing net proceeds from our registered direct offering in March 2019 and the Offering in July 2019.

Cash flows from financing activities for the nine months ended September 30, 2018 totaled approximately $1.5 million representing proceeds from the exercise of warrants.

Contractual Obligations and Commitments

As of September 30, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019 as amended on April 30, 2019. See Note 11 to our condensed consolidated financial statements for a summary of our lease commitments.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
2.1***#	Share Purchase Agreement (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed with the SEC on March 4, 2019, as amended on the Form 8-K/A filed with the SEC on May 20, 2019).
2.2	First Amendment to Share Purchase Agreement (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed with the SEC on June 13, 2019).
2.3	Second Amendment to Share Purchase Agreement (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed with the SEC on June 24, 2019).
2.4	Third Amendment to Share Purchase Agreement (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed with the SEC on July 16, 2019).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-178082) filed with the SEC on November 21, 2011).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 12, 2013).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on February 27, 2013).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.5	Certificate of Change Pursuant to NRS 78.209 (incorporated by reference to Exhibit 3.2 to the Registrant' s Quarterly Report on Form 10-Q (File No. 333-178082) filed with the SEC on January 10, 2014).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 333-178082) filed with the SEC on September 30, 2015).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-37937) filed with the SEC on February 27, 2017).
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.8 of the Registrant's Registration Statement on Form S-1/A (File No. 333-211249) filed with the SEC on October 27, 2016).
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C (File No. 001-37937) filed with the SEC on May 2, 2017.
3.10	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed with the SEC on June 24, 2019).
3.11	Certificate of Amendment (incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the SEC on June 24, 2019).
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.18 of the Registrant's Form S-1/A filed with the SEC on July 12, 2019).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.19 of the Registrant's Form S-1/A filed with the SEC on July 12, 2019).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the SEC on June 25, 2019).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the SEC on July 22, 2019).
4.5	Form of Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed with the SEC on July 22, 2019).
10.1	Third Amendment to OPKO Assignment Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on July 16, 2019).
10.2	Consent Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on July 16, 2019).
10.3	Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on July 22, 2019).
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.
***	Schedules and similar attachments to the Share Purchase Agreement, dated as of March 1, 2019, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request.
#	Certain portions of the exhibit have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 14, 2019	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

