Form 10-K
period 2019-12-31
Xenetic Biosciences, Inc.
filed 2020-03-26
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2019

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

40 Speen Street, Suite 102

Framingham, MA 01701

(Address of principal executive offices and zip code)

781-778-7720

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	XBIO	The NASDAQ Capital Market
Purchase Warrants	XBIOW	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completely second fiscal quarter, based upon the closing price of the registrant’s common stock on the NASDAQ Capital Market on that date of $11.25, was approximately $5,342,529. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 6, 2020, the number of outstanding shares of the registrant’s Common Stock was 6,284,915.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K for its 2020 Annual Meeting of Stockholders. The registrant intends to file a definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2019.

XENETIC BIOSCIENCES, INC.

2019 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials including the timing of generating clinical data from these trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates; the development of the XCART™ CAR T (“Chimeric Antigen Receptor T Cell”) technology; our plans to apply the XCART technology to advance cell-based therapeutics by targeting the unique B cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas; our beliefs regarding the expected results of the XCART technology, including its potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient and tumor specific CAR T cells; and our anticipating that our primary focus will now be on advancing the XCART technology regulatory approval and commercialization technology.

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

Some factors that could cause actual results to differ materially include without limitation:

•	our need to raise additional working capital in the future for the purpose of further developing our XCART technology and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including integration of the acquisition of the XCART technology;
•	product development and commercialization risks, including our ability to successfully develop the XCART technology;
•	the impact of adverse safety outcomes and clinical trial results for CAR-T cell therapies;
•	our ability to secure and maintain a manufacturer for the XCART technology;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Our brand and product names, including but not limited to XCART™, OncoHist™, PolyXen®, ErepoXen™ and ImuXen™ contained in this Annual Report are trademarks, registered trademarks or service marks of Xenetic Biosciences, Inc. and/or its subsidiaries in the United States of America (“USA” or “U.S.”) and certain other countries. All other company and product names may be trademarks of the respective companies with which they are associated.

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company focused on advancing XCART, a personalized CAR T cell platform technology engineered to target patient-specific tumor neoantigens. The Company is initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute (the “Institute”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. On March 1, 2019, we entered into agreements to acquire the XCART technology (the “Transaction”) and closed the Transaction on July 19, 2019 (the “Closing Date”) concurrent with the completion of an approximate $15 million public offering (the “Offering”).

More than 70,000 new cases of non-Hodgkin Lymphoma (“NHL”) are diagnosed each year in the United States, and more than 19,000 patients die of this group of diseases annually. Most forms of NHL, including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL, are incurable with available therapies, except for allo-SCT. However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft versus host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant portion relapse or have refractory disease, and the outcome of these patients is poor.

CAR-T cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors (“CARs”). High objective response rates have been reported in some hematological malignancies, but patients treated with CAR-T cell therapies can have serious and sometimes fatal toxicities, which include instances in which the CAR-T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which CAR-T cells have attacked healthy organs. In each case, these toxicities have sometimes resulted in death. HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections or cancer recurrence due to the lack of an effective immune system following a transplant.

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

Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the FDA nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner.

We also have oncology therapeutic investigational drug candidate XBIO-101 (sodium cridanimod) for the treatment of progestin resistant endometrial cancer. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States. XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. We commenced a Phase 2 trial under an IND in 2017, with the first patient dosed in October 2017. We closed patient enrollment in the trial in March 2019 as a result of slower than expected progress on the trial resulting from patient enrollment and retention challenges and have suspended further development of XBIO-101. We currently have no plans to continue development of XBIO-101.

Although we hold a broad patent portfolio, the focus of our internal development efforts in 2019 was limited to winding down the XBIO-101 Phase 2 trial and preliminary development efforts associated with the XCART technology.

We were incorporated under the laws of the State of Nevada in August 2011. We, directly or indirectly, through our wholly-owned subsidiary, Xenetic Biosciences (U.K.) Limited (“Xenetic U.K.”), and its wholly-owned subsidiaries, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated (“XTI”) and SymbioTec, GmbH (“SymbioTec”), own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to XCART, OncoHist, PolyXen, ErepoXen and ImuXen.

Our Strategy

In July 2019 we acquired the XCART platform, a novel CAR T technology engineered to target patient- and tumor-specific neoantigens (see “Business Developments” for a description of the Transaction and “Our Technology and Drug Candidates” for a description of the technology). We believe these personalized T cell therapies have the potential to offer cancer patients substantial benefits over the existing standard of care and currently approved CAR T therapies. We plan to initially apply the XCART technology to develop cell-based therapeutics for the treatment of B-cell Lymphomas with our primary focus to advance this technology through regulatory approval and commercialization. We also intend to pursue industry collaborations and potential licenses to develop XCART for other uses and indications.

We plan to opportunistically advance our PolyXen platform technology by entering into collaborative out-license arrangements with global pharmaceutical companies who could apply the necessary resources for advancing drug candidates through to worldwide commercialization, or by entering into arrangements with other partners that would in-license our technology on a restrictive-market basis. The latter arrangement would provide support to us in the form of access to partner-generated clinical data, which is informative when contemplating potential monetization of our proprietary technology in larger markets. One aim of these efforts would be to drive incremental shareholder value and generate working capital to assist in providing the funding required to support our XCART development efforts.

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

Business Developments

XCART Technology

On March 1, 2019 (the “Signing Date”) we entered into agreements with Hesperix SA, a Swiss Corporation (“Hesperix”) and Opko Pharmaceuticals, LLC (“OPKO”) to acquire the XCART technology. We entered into a Share Purchase Agreement, as amended (the “Share Purchase Agreement”), with Hesperix, the owners of Hesperix (each, a “Seller” and collectively, the “Sellers”), and Alexey Andreevich Vinogradov, as the representative of each Seller, pursuant to which we purchased from Sellers all of the issued and outstanding shares of capital stock of Hesperix.

Under the terms of the Share Purchase Agreement, we issued to Sellers an aggregate of Four Hundred Six Thousand Two Hundred Forty-Six (406,246) shares of our Common Stock (the “Transaction Shares”) at the time of the closing. In addition, the Share Purchase Agreement contains customary representations and warranties relating to each Seller and about the condition of the Company and Hesperix. We issued the Transaction Shares pursuant to a registration statement on Form S-4.

On the Signing Date and in connection with the Transaction, Hesperix entered into an assignment agreement (the “Hesperix Assignment Agreement”) with IBCH, Pharmsynthez, a Russian pharmaceutical company, and certain other parties thereto (collectively, the “Assignors”), pursuant to which the Assignors have agreed, among other things, to sell, assign, transfer, and convey unto Hesperix all of their individual right, title, and interest throughout the world in and to patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and the related know-how. Hesperix has agreed to pay each of IBCH and Pharmsynthez a royalty rate in the low single digit range based on the net sales of products in each country in which, in the absence of the Hesperix Assignment Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent.

Also on the Signing Date, we entered into an assignment agreement with OPKO (the “OPKO Assignment Agreement”), pursuant to which the Company will acquire and accept, all of OPKO’s right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between the Institute and OPKO regarding certain patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer” and in which the Institute agreed to grant an exclusive royalty-bearing license, to the patent rights owned by the Institute to OPKO, and OPKO has agreed to pay the Institute a royalty rate in the low single digit range based on the net sales of products in each country in which, in the absence of the IP License Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent or pending application.

Under the terms of the OPKO Assignment Agreement and the IP License Agreement, we issued One Hundred Sixty Four Thousand Sixty Two (164,062) shares of our Common Stock to OPKO and Fifty-Four Thousand Six Hundred Eighty Seven (54,687) shares of our Common Stock to the Institute at the time of the closing. In addition, the OPKO Assignment Agreement contains customary representations and warranties relating to OPKO and the IP License Agreement. The Transaction closed on July 19, 2019.

The Offering

On July 17, 2019, we entered into an underwriting agreement (the "Underwriting Agreement") with Maxim Group LLC (the “Underwriter”), relating to our Offering of 1,730,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”), Prefunded Warrants to purchase 570,000 shares of Common Stock (the “Prefunded Warrants”), and warrants to purchase 2,300,000 shares of the Common Stock (the “Purchase Warrants,” and together with the Shares and the Prefunded Warrants, the "Firm Securities"). Each Share was sold together with one Purchase Warrant at a combined public offering price of $6.50 per Share and Purchase Warrant. Each Pre-funded Warrant purchased was sold together with one Purchase Warrant at a combined public offering price of $6.49 per Prefunded Warrant and Purchase Warrant. The Prefunded Warrants were exercisable beginning on July 17, 2019 at an exercise price of $0.01 per share. The holders of the Prefunded Warrants did not have the right to exercise any portion of the Prefunded Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. Pursuant to the Underwriting Agreement, we also granted the Underwriter a 45-day option to purchase up to an additional 345,000 shares of Common Stock and/or Purchase Warrants to purchase up to 345,000 shares of Common Stock (the "Additional Securities," and together with the Firm Securities, the "Securities"), at the public offering price less discounts and commissions.

The Securities were offered, issued, and sold pursuant to an effective Registration Statement on Form S-1 (Reg. No. 333-231508) and accompanying prospectus filed with the SEC under the Securities Act of 1933, as amended.

On the Closing Date, we completed the Offering resulting in gross proceeds to us of approximately $15.0 million before deducting the underwriting discount and offering fees and expenses payable by us. In addition, on the Closing Date, the Underwriter exercised its overallotment option with respect to 160,000 Purchase Warrants, resulting in additional gross proceeds of $1,600. We intend to use the net proceeds from the Offering of approximately $13.4 million to fund our research, development and clinical programs, including the development of the XCART technology acquired in the Transaction, and for other general corporate purposes. All of the Prefunded Warrants were exercised during the year ended December 31, 2019, resulting in $5,700 of net proceeds to us.

The Purchase Warrants were immediately exercisable at a price of $13.00 per share of Common Stock and expire five years from the date of issuance. The Purchase Warrants began trading on NASDAQ on July 23, 2019 under the symbol “XBIOW.” The Purchase Warrants also provide that if the weighted-average price of Common Stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each Purchase Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. The weighted-average price of our Common Stock 30 days after issuance was lower than the applicable exercise price per share. As a result, Purchase Warrants to purchase 2.2 million shares were exercised on a cashless basis into 2.2 million shares of our Common Stock during the year ended December 31, 2019.

Reverse Stock Split

On June 25, 2019, we effected a reduction, on a 1 for 12 basis, in our authorized Common Stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding (the “Reverse Stock Split”). On the effective date of the Reverse Stock Split, (i) every 12 shares of Common Stock were reduced to one share of Common Stock, with any fractional amounts rounded up to one share; (ii) the number of shares of Common Stock into which each outstanding warrant, restricted stock unit, or option to purchase Common Stock were proportionately reduced on the same basis as the Common Stock; (iii) the exercise price of each outstanding warrant or option to purchase Common Stock were proportionately increased on a 1 for 12 basis; and (iv) the number of shares of Common Stock into which each share of preferred stock could be converted were proportionately reduced on the same basis as the Common Stock. Unless otherwise indicated, all of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this Reverse Stock Split.

On June 21, 2019, we filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect the Reverse Stock Split. The Reverse Stock Split was effective at 12:01 a.m., eastern Time, on June 25, 2019. No fractional shares were issued as a result of the Reverse Stock Split and any remaining share fractions were rounded up to the nearest whole share, resulting in 1,442 new shares of Common Stock being issued to existing holders of our Common Stock.

Increase in Authorized Shares

On June 19, 2019, shareholders of the Company voted to approve an amendment to our Articles of Incorporation to increase the authorized shares of Common Stock to 150,000,000 shares on a pre-Reverse Stock Split basis (the “Authorized Share Increase”). On June 24, 2019, we filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect the Authorized Share Increase as of June 25, 2019. As a result of the Authorized Share Increase and after giving effect to the Reverse Stock Split, we had 12,500,000 authorized shares of Common Stock.

Closing of Patient Enrollment in XBIO-101 Phase II EC Trial

We commenced a Phase II trial under an IND for XBIO-101 in 2017, with the first patient dosed in October 2017. We closed patient enrollment in the trial in March 2019 as a result of slower than expected progress on the trial resulting from patient enrollment and retention challenges and have suspended further development of XBIO-101.

Our Technology and Drug Candidates

The Technologies

We incorporate our patented and proprietary technologies into a number of drug candidates which are currently under development internally or with our biotechnology and pharmaceutical collaborators, with the goal of creating what we believe will be the next generation of biologic drugs and therapeutics. While we primarily focus on researching and developing oncology drugs, we also have ownership and other economic interests in drugs being developed by our collaborators to treat other conditions. Our patent portfolio spans five core proprietary technologies including three platforms, small molecules and biologics covering multiple drug candidates and indications including XCART, XBIO-101, PolyXen, OncoHist and ImuXen. During the year ended December 31, 2019, our primary focus was on the management of the XBIO-101 Phase II clinical study and the preliminary development efforts associated with the XCART technology. We have not been actively pursuing development efforts for PolyXen, OncoHist and ImuXen due to capital constraints. As a result, we anticipate that the focus of our future internal development efforts will be limited to research and development of our XCART technology.

XCART	The XCART technology platform was designed by its originators to utilize an established screening technique to identify peptide ligands that bind specifically to the unique BCR on the surface of an individual patient’s malignant tumor cells. The peptide is then inserted into the antigen-binding domain of a CAR T cell, and a subsequent transduction/transfection process is used to engineer the patient’s T cells into a CAR T format which redirects the patient’s T cells to attack the tumor. Essentially, the XCART screening platform is the inverse of a typical CAR T screening protocol wherein libraries of highly specific antibody domains are screened against a given target. In the case of XCART screening, the target is itself an antibody domain, and hence highly specific by its nature. The XCART technology creates the possibility of personalized treatment of lymphomas utilizing a CAR with an antigen-binding domain that should only recognize, and only be recognized by, the unique BCR of a particular patient’s B-cell lymphoma. An expected result for XCART is limited off-tumor toxicities, such as B-cell aplasia. Our clinical development program will seek to confirm the early preclinical results, and to demonstrate a more attractive safety profile than existing therapies to support our preliminary discussions with the FDA in advance of an IND filing.

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

Though we hold a broad patent portfolio, the focus of our internal development efforts in 2019 was limited to research and development of XBIO-101 and XCART due to capital constraints.

Research, Outside Services and Collaborations

Through partner efforts, we are developing our pipeline of next-generation bio-therapeutics and novel oncology drugs based on our XCART and PolyXen proprietary technologies. In order to do this while efficiently managing our overhead, we rely on the services of contract manufacturers and CROs and our strategic collaborations. We currently do not have in-house research facilities to pursue these initiatives. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent on several important collaborations and strategic arrangements including our arrangements with:

•	Pharmsynthez, a beneficial owner of over 5% of our Common Stock;

•	Serum Institute of India Limited (“Serum Institute”), one of the world’s largest vaccine manufacturers and one of India’s largest biotech companies; and

•	Takeda Pharmaceuticals Co. Ltd (formerly Shire plc) (“Takeda”), a global biopharmaceutical leader.

Accordingly, in addition to pursuing our development of the XCART technology, we also have significant interests in drug candidates being developed by our collaborators to treat other conditions. We may collect milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. However, other than royalty payments under a sublicense with Takeda, we do not anticipate any milestone or royalty payments in the near term, if at all. For further detail, please read the section titled “Significant Co-Development Collaborations and Strategic Arrangements” below.

Our Drug Candidate Pipeline

Our product pipeline contains a number of drug candidates under development internally and with our biotechnology and pharmaceutical collaborators. The following discussion summarizes key information regarding our current drug candidates, organized by our internal programs and our collaborators’ programs:

XCART

XCART is a personalized CAR T cell platform technology engineered to target patient-specific tumor neoantigens. We believe XCART has the potential to offer cancer patients substantial benefits over the existing standard of care and currently approved CAR T therapies including enhanced the safety and efficacy of cell therapy for B-cell lymphomas. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas.

On March 1, 2019 we entered into agreements with Hesperix and OPKO to acquire all of the right, title, and interest throughout the world in and to patents related to the XCART technology and closed the Transaction on July 19, 2019. By acquiring this novel and differentiated CAR T technology, the Company will be positioned in a field that is at the forefront in the development of new oncology therapeutics. The XCART platform was designed to target personalized, patient-specific tumor neoantigens and has demonstrated proof of mechanism in B-cell lymphoma, an area of significant unmet medical need. In addition, the acquisition of XCART fits with our current strategy of focusing on research addressing unmet needs in oncology. Our R&D efforts will focus initially on leveraging the XCART platform to develop cell-based therapeutics for the treatment of B-cell Non-Hodgkin lymphomas, an initial global market opportunity estimated to exceed $5 billion per year.

ErepoXen

ErepoXen, or polysialylated erythropoietin (“PSA-EPO”), uses our PolyXen platform technology for the treatment of anemia in chronic kidney disease (“CKD”) patients. It is designed to reduce the dosing frequency by extending the circulating half-life of the therapeutic in the body. We are not pursuing clinical development of ErepoXen but continue to entertain out-license opportunities for the drug candidate in our licensed territories.

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

In addition, Serum Institute finished Phase I/II clinical trials in India of ErepoXen for in-center-dialysis patients and plans to submit a clinical trial application to conduct a Phase III clinical trial for PSA-EPO in India in 2020.

SynBio received regulatory approval and commenced a Phase II(b)/III human clinical trial of ErepoXen in Russia and expects to have patient recruitment completed in 2020. SynBio intends to commence the commercialization and marketing stages of ErepoXen in the Russian and CIS markets subject to approval in such markets.

Drug Candidates in the Pipeline that are not Currently Active Internally or with Third Party Collaborators

XBIO-101

XBIO-101 is an internal candidate with orphan drug designation from the FDA for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. An IND application was submitted for XBIO-101 and is in effect for our Phase II clinical trial in the U.S.

We acquired certain IP rights with respect to XBIO-101, and the worldwide rights to develop, market and license XBIO-101 for certain uses, except for excluded uses within the Commonwealth of Independent States (“CIS”), from AS Kevelt (“Kevelt”), a wholly-owned subsidiary of Pharmsynthez. We also acquired Kevelt’s orphan drug designation from the FDA for the use of XBIO-101 in the treatment of PrR- endometrial cancer in conjunction with progesterone therapy.

XBIO-101 (sodium cridanimod), belongs to a class of low-molecular weight synthetic interferon, or IFN, inducers and is primarily used in a wide range of therapeutic areas such as antiviral, antibacterial, antitumor, and inflammatory indications due to its ability to modify or regulate one or more immune system functions. We believe XBIO-101 may also prove to be therapeutically relevant in hormone-resistant cancers by increasing the levels of PrR expression in tumor tissue of patients who are PrR deficient. As such, it may restore the sensitivity of non-responsive endometrial cancers to hormonal (e.g., progestin) therapy. Accordingly, our initial focus was on the use of XBIO-101 for the treatment of endometrial cancer.

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

OncoHist

Our drug candidate OncoHist, which has clinical proof of concept, utilizes the properties of modified human histone H1.3 for targeted cell killing. We were previously researching and developing OncoHist for the treatment of relapsed or resistant acute myeloid leukemia (“AML”). We completed non-clinical toxicity studies and had a productive, in-person pre-IND meeting with the FDA in August 2015 where manufacturing and clinical matters were addressed, including guidance from the FDA regarding inclusion of an additional indication besides AML in our proposed Phase I clinical trial. However, our efforts in developing this drug candidate have been on hold since 2016 due to capital constraints.

Pipeline Expansion Opportunities

Operating under licenses from us within their home markets, our collaborators can potentially generate preclinical and clinical data related to our technologies across a wide spectrum of therapeutic areas. Under these agreements, we retain all rights for major markets and co-own the clinical data. We therefore have the opportunity to utilize the data in our decision-making process regarding development and commercialization in major markets. We expect to be able to utilize the results from substantially all of the clinical toxicity data and other clinical data generated in the development of XBIO-101 and PolyXen, and potentially for OncoHist, and ImuXen, if any, for a variety of orphan oncology indications and next generation biologic drugs.

Significant Co-Development Collaborations and Strategic Arrangements

Takeda (f/k/a Shire plc)

We are a party to an exclusive research, development and license agreement with Baxalta US Inc. and Baxalta AB, wholly-owned subsidiaries of Takeda, related to the development of a novel series of polysialylated blood coagulation factors. This collaboration with Takeda relies on our PolyXen technology to conjugate PSA to therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. The agreement grants Takeda a worldwide, exclusive, royalty-bearing license to our PSA patented and proprietary technology in combination with Takeda’s proprietary molecules designed for the treatment of blood and bleeding disorders. The first program under this agreement was a next generation Factor VIII protein product candidate (“SHP656”).

In May 2017, we announced that Takeda had terminated further development of SHP656, its polysialylated rFVIII drug candidate for the treatment of hemophilia, being developed using our proprietary PolyXen technology. While Takeda’s Phase I/II trial demonstrated SHP656’s efficacy and pharmacokinetic data commensurate with the profile of an extended half-life rFVIII product, the pre-defined once-weekly dosing criterion set forth in the research, development, license and supply agreement was not met. Based on Takeda’s published research, there were no treatment-emergent adverse events reported. Though the trial’s pre-defined once-weekly dosing criterion was not met, we continue to explore the potential for future collaborations with Takeda and Takeda has commenced a new, undisclosed internal project under the agreement.

In October 2017, we entered into a Right of Sublicense Agreement (the “Sublicense Agreement”) with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively, with their affiliates, “Baxalta”) wholly-owned subsidiaries of Takeda. Pursuant to the Sublicense Agreement, we granted to Baxalta the right to grant a nonexclusive sublicense to certain patents related to our PolyXen technology that were previously exclusively licensed to Baxalta in connection with products related to the treatment of blood and bleeding disorders (“Covered Products”). Pursuant to the Sublicense Agreement, Baxalta (i) paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and (ii) agreed to pay us single digit royalty payments based upon net sales of the Covered Products throughout the term. We recognized the one-time payment of $7.5 million as license revenue in connection with this Sublicense Agreement during the year ended December 31, 2017. Royalty payments on net sales of the Covered Products commenced during the fourth quarter of 2019.

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

SynBio is wholly responsible for funding and conducting their own research and clinical development activities in Russia, and we are wholly responsible for funding and conducting our own research and clinical development activities in the U.S., Europe and elsewhere outside the SynBio Market. There are no milestones or other research-related payments provided for under the Co-Development Agreement other than fees for the provision of each party’s respective research supplies based on their technology. For the years ended December 31, 2019 and 2018, we recognized no supply service revenues in connection with the Co-Development Agreement. Among other provisions, the parties may terminate the Co-Development Agreement in relation to a particular product upon 30 days’ written notice, if such party, in its reasonable opinion, believes that a third-party IP right exists, which would have a material effect on the research and/or development of the relevant product. Further, the parties may terminate the Co-Development Agreement if the other party is in material breach of the Co-Development Agreement and, in the case of a breach capable of remedy, the breach is not remedied within 90 days of receiving notice specifying the breach and requiring its remedy, or if the other party becomes insolvent. The parties also may terminate the Co-Development Agreement by immediate written notice to the other party in relation to a specific product such as if product does not meet the relevant success criteria for the product.

In furtherance of our co-development clinical objectives, on December 31, 2014, we granted SynBio a warrant to purchase shares of our Common Stock that contain vesting triggers based on the achievement by SynBio of certain clinical development objectives within specific timeframes (the “SynBio 2014 Warrant”). Simultaneously with the issuance of the SynBio 2014 Warrant, we granted additional warrants to purchase shares of our Common Stock to SynBio and Pharmsynthez non-director designees under the same terms and conditions of the SynBio 2014 Warrant. The vesting criteria for the SynBio 2014 warrants was not met and, as a result, the warrants expired during the year ended December 31, 2018. No warrants were exercised during the term of the warrants.

SynBio is a wholly-owned subsidiary of Pharmsynthez and all ownership percentages held by SynBio are combined with Pharmsynthez.

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

Pharmsynthez is an affiliate of the Company and a significant stockholder. Pharmsynthez directly, and indirectly through SynBio, has a share ownership in the Company of approximately 7.4% of the total issued and outstanding Common Stock as of December 31, 2019. In addition to its Common Stock ownership, Pharmsynthez holds outstanding warrants to purchase our Common Stock, approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 10, Stockholders’ Equity), and all of our issued and outstanding Series A Preferred Stock (as defined in Note 10, Stockholders’ Equity) through SynBio.

During the third quarter of 2019, we entered into a sponsored research agreement with Pharmsynthez related to experiments identified by us to support our efforts as we prepare for the initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, we made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which is refundable on a pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work.

During the fourth quarter of 2019, we entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which we advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of Product A under the Co-Development Agreement. The Pharmsynthez Loan has a term of 15 months and shall accrue interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio.

Serum Institute

In August 2011, we entered into a collaborative research and development agreement with Serum Institute (the “Serum Agreement”) providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, PSA-EPO. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement. No royalty, revenue or expense was recognized by us related to the Serum Institute arrangement during the years ended December 31, 2019 and 2018.

Through December 31, 2019, we and Serum Institute continued to engage in research and development activities with no resultant commercial products. Among other reasons, the parties may terminate the Serum Agreement by written notice if the other party is in material breach of the Serum Agreement and, in the case of a breach capable of remedy, the breach is not remedied within 90 days of the other party receiving notice specifying the breach and requiring its remedy.

In furtherance of our co-development clinical objectives, on December 31, 2014, we granted to Serum Institute certain warrants to purchase our Common Stock that contain vesting triggers based on the achievement by Serum Institute of certain clinical development objectives within specific timeframes (“Serum 2014 Warrant”). Simultaneously with the issuance of the Serum 2014 Warrant, we issued additional warrants to purchase our Common Stock to Serum Institute non-director designees under the same terms and conditions of the Serum 2014 Warrant. The Serum 2014 Warrant expired on December 30, 2019 and no warrants were exercised during the term of the Serum Warrants. In addition, the Serum Agreement allows for Serum Institute to nominate a non-executive director to our Board of Directors as long as Serum Institute or its subsidiaries holds at least 6% of our Common Stock. Serum Institute is a related party of ours and had a share ownership of less than 1% of our total issued Common Stock as of December 31, 2019.

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

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the U.S. Patent and Trademark Office (“USPTO”) and in certain other developed countries. Our first issued patents begin to expire starting in 2021 with the majority of the existing issued patents expiring between 2025 and 2030.

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

As of March 6, 2020, we directly or indirectly own, through our wholly-owned subsidiary, Xenetic U.K., and its wholly-owned subsidiaries, Lipoxen, XTI and SymbioTec, more than 170 U.S. and international patents that cover various aspects of our technologies. We have acquired or filed patent applications, and plan to file additional patent applications, covering various aspects of our XCART platform technology including all rights throughout the world in and to patents and patent applications related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, respectively, as well as our other product candidates, including XBIO-101. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates and methods of administering polymer conjugates. We may also file additional patent applications, where possible, for XBIO-101 and OncoHist for additional uses and indications.

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

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the U.S. can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the U.S. varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Manufacturing and Supply

We do not have the capability to manufacture our own materials necessary to support our drug candidate development programs nor do we intend to acquire such capability as part of our present business strategy. We currently have agreements in place with Serum Institute whereby Serum Institute would produce clinical materials for use in the development of drug candidates involving our PolyXen technology, including candidates developed by our partners. We do not have any agreements in place to manufacture clinical materials for use in the development of our XCART technology and anticipate seeking a third party manufacturer, including potentially an academic collaborator, for our clinical supply needs.

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

U.S. Regulation

Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and in the case of biologics, also under the Public Health Service Act, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practices (“GLP”) regulations and other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

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

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

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

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (REMS) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for noncompliance with regulatory requirements or if problems occur following initial marketing.

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

FDASIA established a new category of drugs and biologics referred to as “breakthrough therapies” that may be eligible to receive Breakthrough Therapy Designation. A sponsor may seek FDA designation of a drug or biologic candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such drug. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

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

U.S. Patent Term Restoration and Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the Public Health Service Act to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct pediatric clinical investigations of the product.

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

Whether or not we obtain FDA approval for our drug candidates, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the drug candidates in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical trials, product approval and licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA or BLA in the U.S. is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the U.S. presidential administration laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority.

In January 2019, the HHS Office of Inspector General proposed modifications to U.S. federal healthcare Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although some of these and other proposals may require authorization through additional legislation to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service, or PHS, pharmaceutical pricing program and also seek to sell the products to federal agencies. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation. Medicare is a federal program administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. Medicare Part B covers most injectable drugs given in an in-patient setting, and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors’ offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for Part B covered drugs based on a percentage of manufacturer-reported average sales price. Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule, or FSS. FSS participation is required for a drug product to be covered and paid for by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended to not exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than inflation. To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Texas U.S. District Court Judge, as well as the presidential administration and the Centers for Medicare and Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, but it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier.

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

Employees

At December 31, 2019, we employed four full-time employees. We are not a party to any collective bargaining agreement with our employees; nor are any of our employees a member of any labor unions. We may be subject to certain statutory and contractual obligations in instances where we terminate U.K.-based employees. These obligations, which are ordinary and customary in the U.K., generally range from one to 12 months of wages for terminated employees and would not be expected to represent a material adverse effect to us.

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

Product and Technology Specific Competition

XCART for B-cell lymphomas

Should any product candidate incorporating the XCART platform technology be approved for use, we will face substantial competition. In addition to the current standard of care for patients, commercial and academic clinical studies are being pursued by a number of parties in the field of immunotherapy. Early results from these studies have fueled continued interest in T-cell immunotherapy. In addition, if approved, our CAR T cell programs would compete with currently marketed drugs and therapies used for treatment of the indications we are addressing, and potentially with drug candidates currently in development for the same indications.

There are currently two CAR T therapies approved in the U.S. and EU: Novartis’ Kymriah (tisagenlecleucel) and Gilead Sciences, Inc.’s and Kite Pharma’s Yescarta (axicabtagene ciloleucel). However, there are over 100 CAR T therapy products in development with more than 35 being allogeneic and off-the-shelf cell therapies. In addition, depending on the diseases that our CAR T therapies target, we may face competition in the indication of interest from both CAR T therapies and other modalities such as small molecules and antibodies.

T-cell based treatments for cancer, such as CAR T and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. XCART therapies may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, which we estimate to include over 20 other companies.

PSA for Drug Delivery

Current competing platforms include PEGylation, Fc-fusion, albumin -fusion, HESylation, PASylation, and CTP-fusion, among others.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our drug candidates, XBIO-101 and PolyXen, our biological platform technology, and researching additional drug candidates. We have no products approved for commercial sale and have generated only limited revenue to date. Due to capital constraints in 2019 we focused solely on XBIO-101 and the acquisition of XCART. We anticipate that our primary focus will be on advancing the XCART technology through regulatory approval and commercialization and that we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of December 31, 2019, we had an accumulated deficit of approximately $166.0 million. Substantial doubt exists about our ability to continue as a going concern in the long-term as a result of anticipated capital needs. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

As of December 31, 2019, we had cash of approximately $10.4 million. We expect that we will require additional capital to commence and complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue our pre-clinical development program or the commercialization of any drug candidates. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition and results of operations.

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

If we raise funds by selectively continuing to enter into collaborations, strategic alliances or licensing arrangements with third-parties, we may have to relinquish additional valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional funds through collaborations, strategic alliances or licensing arrangements, we may be required to terminate product development or future commercialization efforts or to cease operations altogether.

Risks Related to the Discovery and Development of our Pharmaceutical Products

Our business is substantially dependent on the success of XCART.

Our business will substantially depend on the successful clinical development, regulatory approval and commercialization of the XCART platform technology. It will require substantial clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. We plan to pursue our clinical development strategy through an academic collaboration. If we have difficulty obtaining, or are unable to obtain, and maintaining one or more academic collaborations as planned, we may need to delay, limit or terminate any ongoing or planned clinical development, which would have an adverse effect on our business. The clinical trials and manufacturing and marketing of XCART and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency, or EMA, regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing or identify an academic collaboration partner to continue to fund our research, development and clinical programs, we cannot assure you that XCART or any of our other product candidates will be successfully developed or commercialized.

We are an early stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

We currently do not have any products that have gained marketing approval. We have invested substantially all of our efforts and financial resources developing ErepoXen, OncoHist, XBIO-101 and, more recently XCART. Our revenues to date consist primarily of collaboration revenue from a single partner and not from product sales. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and eventual commercialization of our drug candidates. We currently generate royalty revenue under a sub-license agreement but do not have revenue from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan we will need to successfully:

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by many factors including:

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

.

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

Manufacturers and manufacturing facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any, BLA or marketing authorization application, or MAA. Accordingly, we and our collaborators and suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we or our collaboration partners receive for our drug candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we are not allowed to promote our products for indications or uses for which they do not have approval. If our drug candidates are approved, we must submit new or supplemental applications and obtain approval for certain changes to the approved products, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency or problems with our manufacturing facilities, or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of the Company and our operating results will be negatively impacted.

The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals, the commercial success of our pharmaceutical products will depend in part on the medical community, patients, and third-party payors accepting our pharmaceutical products as medically useful, cost-effective, and safe. Any pharmaceutical product that we, or our partners, bring to the market may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. The degree of market acceptance of these pharmaceutical products, if approved for commercial sale, will depend on a number of factors, including:

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

It is very difficult to estimate the commercial potential of pharmaceutical products due to important factors, such as safety and efficacy compared to other available technologies or treatments, including changing standards of care, third-party payor reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction, and the availability of generic versions of our successful drug candidates following approval by government health authorities, based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to these factors, or others, the market potential for a pharmaceutical product is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such pharmaceutical product or, if we have already entered into a collaboration for such pharmaceutical product, the revenue potential from royalty and milestone payments could be significantly diminished which would negatively impact our business, financial condition and results of operations.

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

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs, drug candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for drug candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. Failure to pursue opportunities with greater commercial potential or relinquishing valuable rights to drug candidates may adversely impact our business, results of operations and prospects.

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

OncoHist for AML and XBIO-101 for endometrial cancer have orphan designation in the U.S. While we have not obtained nor have we sought to obtain additional orphan designations for any drug candidate, we believe our products and drug candidates could qualify for additional orphan drug designations for additional indications. We may seek to obtain orphan drug designation for our drug candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our drug candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication, or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we seek orphan drug designation for our drug candidates, we may never receive such designations.

The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for third line use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, which usually consists of chemotherapy, hormone therapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these. Third line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery and new technologies. In markets with approved therapies, we expect to initially seek approval of our drug candidates as a later stage therapy for patients who have failed other approved treatments. Subsequently, for those drugs that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our drug candidates, even if approved, would be approved for second line or first line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second line or first line therapy.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. In addition, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 12, 2017, President Trump issued another executive order requiring the Secretaries of the Departments of Health and Human Services (“HHS”), Labor, and the Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the ACA, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “TCJA”) into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate. In part, as a result of the repeal of such penalties, there is litigation pending in various Federal jurisdictions challenging the validity of the ACA and such cases may ultimately be decided by the United States Supreme Court. Congress or the President of the United States also could consider subsequent legislation or executive action to replace or eliminate elements of the ACA. We will continue to evaluate the effect that the ACA and any future measures to modify, repeal or replace the ACA have on our business. We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation, litigation, or executive action by the President of the United States that is adverse to our business.

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

We, our clinical investigators and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we, our CROs or the clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and efficacy of our drug candidates. Accordingly, if our CROs or clinical investigators fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

Our drug candidate development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates. For our XCART technology, we intend to seek to leverage the manufacturing expertise and capability of an academic collaborator during early development.

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

We may not be able to negotiate additional collaborations on a timely basis, including for early XCART development, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

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

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we, or the relevant regulatory authority, may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon third-parties with whom we contract could materially harm our business.

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

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our pharmaceutical products, and/or cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue, which could materially harm our business and results of operations.

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

We have filed patent applications and plan to file additional patent applications covering various aspects of our drug candidates and technologies. There can be no assurance that the patent applications for which we apply would actually be issued as patents, or do so with commercially relevant and/or broad coverage. The coverage claimed in a patent application can be significantly reduced before the patent is issued. The scope of our claim coverage can be critical to our ability to enter into licensing transactions with third-parties and our right to receive royalties from our collaboration partnerships. Since publication of discoveries in scientific or patent literature often lags behind the date of such discoveries, we cannot be certain that we were the first inventor of inventions covered by our patents or patent applications. In addition, there is no guarantee that we will be the first to file a patent application directed to an invention.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity and is, therefore, costly, time-consuming and inherently uncertain. In addition, the United States has enacted and is expected to continue to implement wide-ranging patent reform legislation. Further, certain U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and/or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. Provisions of the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), adopted in September 2011, made a number of significant changes to U.S. patent law, the effects of which are still unfolding. The Leahy-Smith Act and its implementation, in addition to any new regulation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We may incur significant non-cash charges related to impairments of our long-lived assets, including Goodwill and Indefinite-lived intangible assets. We are required to perform periodic impairment reviews of our long-lived assets at least annually. To the extent future reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the carrying value of these assets, we will be required to measure and record an impairment charge to write-down these assets to their realizable values and those impairment charges could be equal to the entire carrying value. During the third quarter of 2019, we recorded an impairment charge for the full carrying value related to our Goodwill due to a significant decline in our stock price during the period.

We completed our last annual review during the fourth quarter of 2019 and determined that indefinite-lived intangible assets were not impaired as of December 31, 2019. However, there can be no assurance that upon completion of subsequent reviews a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write-down is required, it will adversely impact our operating results. In addition, we record non-cash charges related to share-based expense, which could fluctuate materially as the Company expects to continue to issue share-based payments awards.

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

Tax reform may significantly affect the Company and its stockholders.

Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected. The impact of these factors referenced in the first sentence of this paragraph may be substantially different from period-to-period.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected. Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.

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

Our future success depends on our ability to retain principal members of our executive team, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, consultant or advisor may impede the progress of our research and development objectives.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2019, we had four full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are subject to the periodic reporting requirements of the Exchange Act. Any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which may have material adverse effect on our business and results of operations.

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

 Risks Related to Our Common Stock

An active, liquid and orderly market for our Common Stock or Purchase Warrants may not develop.

Our Common Stock and Purchase Warrants trade on NASDAQ. An active trading market for our Common Stock or Purchase Warrants may never develop or be sustained. If an active market for our Common Stock or Purchase Warrants does not continue to develop or is not sustained, it may be difficult for investors to sell shares or Purchase Warrants without depressing the market price and investors may not be able to sell the shares or Purchase Warrants at all. An inactive market may also impair our ability to raise capital by selling Common Stock or Purchase Warrants and may impair our ability to acquire other businesses, applications or technologies using our Common Stock or Purchase Warrants as consideration, which, in turn, could materially adversely affect our business.

The market price of our securities may be highly volatile, and you may not be able to sell our securities.

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance.

The market price of our securities may be volatile. Our securities could be subject to wide fluctuations in price in response to a variety of factors, including the following:

•	Adverse results or delays in pre-clinical or clinical studies;
•	Inability to obtain additional funding;
•	Any delay in filing an IND or BLA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	Failure to develop successfully our drug candidates;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our drug candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key scientific or management personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our securities by us or our stockholders in the future;
•	Adverse economic conditions, including potential adverse effects of public health issues, such as the coronavirus outbreak on economic activity generally; and
•	Trading volume of our securities.

Our executive officers, directors and affiliates own a significant percentage of our stock and could exert significant control over matters subject to stockholder approval.

As of March 6, 2020, our executive officers, directors and affiliates beneficially own approximately 19.6% of our outstanding Common Stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. Further, Pharmsynthez has beneficial ownership of approximately 1.0 million shares of Common Stock. These shares represent beneficial ownership of approximately 14.5% of our Common Stock as of March 6, 2020. These stockholders may be able to influence matters requiring stockholder approval.

We have entered into several agreements with our significant stockholders.

We have entered into several agreements with our significant stockholders. Some of the agreement parties may be considered affiliates of ours, which may result in conflicts of interest. In addition, these arrangements may not have been negotiated at arm’s length and may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arrangements with a third-party not affiliated with us.

Our preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of the holders of our preferred stock differing from those of our common stockholders.

The holders of our preferred stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any Common Stock or any series of preferred stock ranked junior to such class of preferred stock. The existence of a liquidation preference may reduce the value of our Common Stock, make it harder for us to sell shares of Common Stock in offerings in the future, or prevent or delay a change of control. Additionally, each share of Series A preferred stock is convertible into one-twelfth (1/12) of one share of Common Stock and 1.625 shares of Series B preferred stock are convertible into one share of Common Stock, subject to an Issuable Maximum and subject to certain adjustments, which may cause significant dilution to our common stockholders. The preferential rights could result in divergent interests between the holders of shares of preferred stock and holders of our Common Stock. In addition, Pharmsynthez holds shares consisting of the majority of our Series B Preferred Stock and all of our Series A Preferred Stock. The interests of these preferred holders may differ from the interests of our security holders as a whole.

The issuance of future shares of Common Stock may result in dilution to our stockholders.

As of March 6, 2020, we had approximately 6.3 million shares of Common Stock outstanding, excluding 1.7 million of potentially dilutive Common Stock related to outstanding Preferred Stock, warrants, options, restricted stock and Common Stock awards.

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

Certain provisions of our Articles of Incorporation, Bylaws, and the Nevada Revised States may be deemed to have an anti-takeover effect, which could cause the market price of our Common Stock to decline.

Certain provisions of our Articles of Incorporation, Bylaws, and the Nevada Revised States may be deemed to have an anti-takeover effect. Such provisions may delay, deter or prevent a tender offer or takeover attempt that a stockholder might consider to be in that stockholder’s best interests, including attempts that might result in a premium over the market price for the shares held by stockholders, which could cause the market price of our Common Stock to decline.

We have, in the past, failed to satisfy certain continued listing requirements on Nasdaq and could fail to satisfy those requirements again in the future which could affect the market price of our Common Stock and liquidity and reduce our ability to raise capital.

Currently, our Common Stock trades on the Nasdaq Capital Market. During 2019, we received notification from Nasdaq informing us of certain listing deficiencies related to the minimum number of publicly held shares required for continued listing. Although we have since cured the deficiency, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any Nasdaq listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of our Common Stock and your ability to sell our securities in the secondary market.

We are a smaller reporting company and the reduced reporting requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

We are a smaller reporting company (“SRC”), which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) the aggregate market value of our outstanding Common Stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding Common Stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our Common Stock less attractive if we rely on certain or all of these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile and may decline.

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

In addition, we lease 450 sq. ft. of office space in Miami, Florida. The lease provided for an initial term of 12 months, which commenced on December 1, 2016, and has extended through November 30, 2020. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms either within its current space or nearby.

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

There are no matters, as of December 31, 2019, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on The NASDAQ Capital Market under the symbol “XBIO.”

Holders of Record

As of March 6, 2020, there were 425 holders of record of our Common Stock.

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

During 2019 and 2018, we did not repurchase any of our outstanding securities.

ITEM 6 – SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing XCART™, a personalized Chimeric Antigen Receptor (“CAR”) T cell platform technology engineered to target patient-specific tumor neoantigens. The Company is initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry, is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. On March 1, 2019, we entered into agreements with Hesperix S.A. (“Hesperix”) and Opko Pharmaceuticals LLC to acquire the XCART technology (the “Transaction”) and closed the Transaction on July 19, 2019 concurrent with the completion of an approximate $15 million public offering (the “Offering”).

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

Additionally, we are leveraging our proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. We incorporate our patented and proprietary technologies into a number of drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics.

Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the United States (“U.S.”) by the FDA nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner.

We also have oncology therapeutic investigational drug candidate XBIO-101™ (sodium cridanimod) for the treatment of progestin resistant endometrial cancer. We have exclusive rights to develop and commercialize XBIO-101 worldwide, except for specified countries in the Commonwealth of Independent States. XBIO-101 has been granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy. We commenced a Phase 2 trial under an IND in 2017, with first patient dosed in October 2017. We closed patient enrollment in the trial in March 2019 as a result of slower than expected progress on the trial resulting from patient enrollment and retention challenges and have suspended further development of XBIO-101. We currently have no plans to continue development of XBIO-101.

Although we hold a broad patent portfolio, the focus of our internal development efforts in 2019 was limited to winding down the XBIO-101 phase II trial and preliminary development efforts associated with the XCART technology.

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

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. We did not have any revenue generating contracts with customers and, therefore, the adoption of this new revenue standard did not have a material impact on our consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as it satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Share-based expense is based on the estimated fair value of the option or calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. The expected volatility rates are estimated based on the historical volatility of the Company. To the extent Company data is not available for the full expected term of the awards, we use a weighted average of our historical volatility and of a peer group of comparable publicly traded companies over the expected term of the option. The expected term represents the time that options are expected to be outstanding. We account for forfeitures as they occur and not at the time of grant. We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future and, accordingly, we use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Upon exercise, stock options are redeemed for newly issued shares of Common Stock. RSUs are redeemed for newly issued shares of Common Stock as the vesting and settlement provisions of the grant are met.

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite vesting period of the awards.

For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. We generally determine that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees that vest based solely on service conditions is subject to re-measurement at each reporting period until the options vest and is recognized on a straight-line basis over requisite vesting period of the awards. In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606 Revenue from Contracts with Customers. ASU 2018-07 was effective for us in the first quarter of fiscal 2019. Adoption of this standard did not have a material impact on our consolidated financial statements. As a result of the adoption of ASU 2018-07, compensation expense related to stock options granted to non-employees is no longer remeasured at each reporting period.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, we issued warrants to purchase shares of our Common Stock. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. We measure the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of Common Stock are initially recorded at fair value as a reduction in additional paid-in capital of the Common Stock issued.

All other warrants are recorded at fair value as expense on a straight-line basis over the requisite service period or at the date of issuance if there is not a service period or if service has already been rendered. For warrants that contain vesting triggers based on the achievement of certain objectives, we apply judgment to estimate the probability and timing of the achievement of those objectives. These estimates involve inherent uncertainties, and as a result, if the probability or timing of the achievement of those objectives change, expense related warrants could be materially different in the future.

For warrants issued in connection with financing arrangements we allocate the proceeds based on the relative fair value of the award and other instrument(s).

Goodwill and Indefinite-lived Intangible Assets

Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. At acquisition, we generally determine the fair value of intangible assets, including in-process research and development (“IPR&D”), using the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success (for IPR&D) and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams.

Subsequent to acquisition, goodwill and indefinite lived intangibles are not amortized but are tested at least annually as of October 1 for impairment, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. Our annual assessment may consist of a qualitative or quantitative analysis to determine if it is more likely than not that its fair value exceeds the carrying value. When performing the qualitative method, we determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill and indefinite lived intangibles are impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not that goodwill and intangible assets are impaired, then we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. As the option to perform the qualitative assessment is not a permanent election, we reassess this option during each annual impairment review.

When performing quantitative analysis, we use the income and market valuation methods and may weight outcomes of valuation approaches when estimating fair value. Inputs and assumptions used to determine fair value are determined from a market participant view, which might be different than our specific views. The valuation process is complex and requires significant input and judgment using internal and external sources. Market approaches depend on the availability of guideline companies and representative transactions. When using the income approach, complex and judgmental matters applicable to the valuation process may include estimated useful life, projections, tax rates and discount rates.

Goodwill

Goodwill was $0 and approximately $3.3 million at December 31, 2019 and 2018, respectively. We compare the fair value of our reporting unit to its carrying value. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. We determine our reporting unit by identifying the components of our operating segment with similar economic characteristics based on quantitative and qualitative factors that have discrete financial information available. We determined that we have one reporting unit. During 2018 we used the quantitative method and determined the fair value of Goodwill exceeded its carrying value as of October 1, 2018. We experienced a significant decline in the market price of our stock during 2019 resulting in a drop in our market capitalization indicating potential impairment. The Company determined the fair value of the reporting unit using its market capitalization and concluded that the fair value of the reporting unit was less than the carrying amount in excess of Goodwill. As result, we recorded a Goodwill impairment charge of $3.3 million during the year ended December 31, 2019. There was no impairment recorded during the year ended December 31, 2018.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets were approximately $9.2 million at December 31, 2019 and 2018, respectively. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. We compare the fair value of the intangible asset to its carrying value. An impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. During 2019 and 2018, we used the quantitative method and determined the fair value of the indefinite-lived intangible asset exceeded its carrying value as of October 1, 2019 and 2018.

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. With the assistance of an independent third party, we calculated the fair value of our IPR&D by using the Multi-Period Excess-Earnings Method (the “MPEEM”) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. This method requires us to make long-term projections of the amount and timing of income and expenses related to development and commercialization of the acquired intangible asset and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the discount rate for estimated future after-tax cash flows. Specifically, this method took into account our estimates of future incremental milestone payments that may be achieved upon completion of clinical trial stages, regulatory approval and sales goals upon commercialization, as well as our expected royalty income based on sales upon commercialization. Projected expenses are based on our forecasted spend required to complete the development of our IPR&D, which will require us to raise further capital to fund the development. Our projections are estimates subject to change based on several factors including the results of clinical trials and delays in regulatory approval. The discount rate used is commensurate with the uncertainties associated with the economic estimates described above and reflects the stage of development, the time and resources needed to complete the development of the product and the risks of advancement through regulatory approval processes.

Key assumptions utilized in the fair valuation of our indefinite-lived intangible asset are as follows:

•	Discount rate – 45.0%
•	Estimated aggregate milestone receipts – approximately $300 million
•	Royalty rates – 10% of net sales

We believe our estimates and assumptions are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if future results are not consistent with our estimates and assumptions, then we may be exposed to an impairment charge, which could be material. Use of different estimates and judgments could yield materially different results in our analysis and could result in materially different asset values or expense.

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

We did not record an impairment charge as a result of our indefinite-lived intangible asset impairment tests in 2019 or 2018. We will continue to closely monitor the performance of our indefinite-lived intangible asset. If the business experiences adverse changes in our key assumptions and judgments, we will perform an interim indefinite-lived intangible asset impairment analysis. There can be no assurance that future events will not result in an impairment of our indefinite-lived intangible asset. As a result of the going concern uncertainty discussed under Liquidity and Capital Resources below, the recoverability and classification of the Company’s intangible assets could be adversely affected.

Results of Operations

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2019 to the year ended December 31, 2018.

Description	2019	2018	Increase	Percentage Change
Revenues:
Royalty revenue	$17,066	$–	$17,066	100.0%
Operating costs and expenses:
Research and development	(4,889,340)	(2,883,952)	2,005,388	69.5%
General and administrative	(4,731,176)	(4,392,375)	338,801	7.7%
Goodwill impairment	(3,283,379)	–	3,283,379	100.0%
Total operating costs and expenses	(12,903,895)	(7,276,327)	5,627,568	77.3%
Loss from operations	$(12,886,829)	$(7,276,327)	$5,610,502	77.1%
Other income (expense):
Other income (expense)	3,315	(24,640)	27,955	113.5%
Interest income, net	108,489	509	107,980	212.1%
Net loss	$(12,775,025)	$(7,300,458)	$5,474,567	75.0%

Revenue

For the year ended December 31, 2019, revenue represented royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda.”) Sales of the products related to the treatment of blood and bleeding disorders (“Covered Products”) by the sublicensee commenced during the third quarter of 2019 and royalty payments earned on these sales were recorded as revenue by us during the fourth quarter of 2019. We anticipate recognizing these royalty payments as revenue when we can reliably measure them, which is upon receipt of reports from Takeda. As the reported sales are not reliably measurable until we receive notification from Takeda, we expect to recognize revenue from these royalty payments in the quarter after the actual sales of the Covered Products have occurred. We did not receive any license or collaboration service revenue for the year ended December 31, 2018.

Research and Development Expense

Overall, R&D expenses for the year ended December 31, 2019 increased by $2.0 million, or 69.5% to $4.9 million from $2.9 million for the year ended December 31, 2018 primarily due to IPR&D expense of $3.0 million. During the year ended December 31, 2019, we expensed $3.0 million of IPR&D associated with our acquisition of the XCART technology. There was no similar expense in 2018. Excluding the $3.0 million of IPR&D expense from total R&D expense of $4.9 million, R&D expense for the year ended December 31, 2019 was $1.9 million, a decrease of $1.0 million, or 35.6%, from $2.9 million in the comparable period in 2018.

The table below sets forth the research and development expenses incurred by category of expense for the year ended December 31, 2019 and 2018.

	Year ended December 31,
Category of Expense	2019	2018
IPR&D expense	$3,031,226	$–
Outside services and Contract Research Organizations	1,357,820	2,242,658
Share-based expense	156,964	203,031
Personnel costs	297,651	280,118
Other	45,679	158,145
Total research and development expense	$4,889,340	$2,883,952

The decrease in outside services and contract research organizations expense was primarily due to decreased spending on our XBIO-101 phase 2 clinical trial during the year ended December 31, 2019 as compared to same period in the prior year. Costs related to the trial were generally lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101. Share-based expense decreased during the year ended December 31, 2019 as compared to the same period in the prior year primarily due to the revaluation of previously issued warrants to Serum Institute. Other expense decreased during the year ended December 31, 2019 as compared to the same period in the prior year primarily due to lower rent costs as we relocated our corporate headquarters in January 2019.

General and Administrative Expense

G&A expense was $4.7 million for the year ended December 31, 2019, increasing by approximately $0.3 million compared to the same period in the prior year primarily due to $1.1 million of transaction costs associated with the XCART acquisition. There was no similar expense in 2018. Excluding the $1.1 million of transaction costs associated with the XCART acquisition from total G&A expenses of $4.7 million, G&A expense for the year ended December 31, 2019 was $3.6 million, a decrease of $0.8 million, or 17.4%, from $4.4 million in the comparable period in 2018. Payroll and share-based expense decreased due to lower headcount during year ended December 31, 2019 compared to the same period in the prior year, and consulting costs decreased as we reduced spending due to capital constraints. These decreases were partially offset by an increase in investor relations activities during the year ended December 31, 2019 compared to the same period in the prior year.

Goodwill Impairment

Goodwill impairment was $3.3 million for the year ended December 31, 2019 compared to no impairment for the same period in the prior year. During the second half of 2019, we experienced a significant decline in the market price of our stock. As a result, we determined that the fair value of the reporting unit, using our market capitalization, was less than the carrying amount in excess of Goodwill and an impairment charge of $3.3 million was recorded.

Other Income (Expense)

Other income was $3,315 for the year ended December 31, 2019 compared to $24,640 of other expense for the same period in 2018. This decrease in expense was primarily related to a reduction in foreign currency transactions and related changes in foreign currency exchange rates during the year ended December 31, 2019 as compared to the same period in 2018.

Interest Income, net

Interest income, net increased to approximately $108,000 during the year ended December 31, 2019 as compared to $509 in the same period in the prior year. This increase is primarily due to the increase in cash during the year ended December 31, 2019 as compared to the same period in the prior year due to the receipt of net proceeds of $13.4 million from the Offering.

Non-GAAP Measures

In our narrative discussion of operations above, we exclude the impact of our acquisition of the XCART technology from certain operating measures, which narrative discussion includes reconciliation of such adjusted financial measures to the directly comparable U.S. GAAP financial measure. We believe these adjusted operating measures may provide investors with useful information regarding our underlying performance from period to period and allow investors to better understand our results of operations. Management uses these adjusted measures when assessing the performance of the business.

Liquidity and Capital Resources

We incurred a net loss of approximately $12.8 million for the year ended December 31, 2019. We had an accumulated deficit of approximately $166.0 million at December 31, 2019 as compared to an accumulated deficit of approximately $153.2 million at December 31, 2018. Working capital (deficit) was approximately $9.7 million at December 31, 2019 and $(0.4) million at December 31, 2018, respectively. During the year ended December 31, 2019, our working capital increased by $10.1 million due to the Offering and our March 2019 registered direct offering resulting in $16.1 million in combined net proceeds to us. This increase in working capital was partially offset by our net loss for the year ended December 31, 2019. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At December 31, 2019, we had approximately $10.4 million in cash and $1.4 million in current liabilities. At December 31, 2018, we had approximately $0.6 million in cash and $1.6 million in current liabilities.

We have historically relied upon sales of our equity securities to fund our operations. From 2005 until December 31, 2019 we have raised approximately $76.0 million in proceeds from offerings of our common and preferred stock and received approximately $20.0 million from revenue producing activities. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Takeda. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On March 7, 2019, we closed on a $3.1 million registered direct Common Stock offering resulting in $2.7 million of net proceeds to us. On July 19, 2019, we completed the Offering resulting in approximately $13.4 million of net proceeds to us. We believe that these financings, coupled with our existing resources, will be adequate to fund our operations through mid-2021. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond our control.

Cash Flows from Operating Activities

Cash flows used in operating activities for the year ended December 31, 2019 totaled approximately $6.4 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with acquired IPR&D, goodwill impairment and share-based expense.

Cash flows used in operating activities for the year ended December 31, 2018 totaled approximately $6.5 million, which was primarily due to our $7.3 million net loss for the period offset by non-cash charges of $1.4 million,

Cash Flows from Investing Activities

Cash flows provided by investing activities for the year ended December 31, 2019 totaled $2,000, which represented proceeds from the sale of property and equipment.

Cash flows provided by investing activities for the year ended December 31, 2018 totaled approximately $23,000 which represented proceeds from the sale of laboratory equipment.

As of December 31, 2019, there were no material commitments for capital expenditures.

Cash Flow from Financing Activities

Cash flows from financing activities for the year ended December 31, 2019 totaled approximately $16.1 million representing net proceeds from our registered direct offering in March 2019 and the Offering in July 2019.

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

The following tables represent our contractual obligations as of December 31, 2019, aggregated by type:

	Payments Due by Period As of December 31, 2019
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$39,920	$39,920	$–	$–	$–
Total	$39,920	$39,920	$–	$–	$–

Recent Accounting Standards

Refer to Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements set forth in Item 8.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 26, 2020

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$10,367,920	$571,605
Restricted cash	–	66,510
Prepaid expenses and other	722,079	555,856
Total current assets	11,089,999	1,193,971
Property and equipment, net	757	4,956
Goodwill	–	3,283,379
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	1,213,042	705,660
Total assets	$21,546,926	$14,431,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$931,128	$934,147
Accrued expenses and other current liabilities	484,029	665,641
Total current liabilities	1,415,157	1,599,788

Deferred tax liability	2,918,518	2,918,518
Total liabilities	4,333,675	4,518,306

Commitments and contingent liabilities (Note 13)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of December 31, 2019 and December 31, 2018	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	970	970
Common stock, $0.001 par value; 12,500,000 shares authorized as of December 31, 2019 and December 31, 2018; 6,092,432 and 810,856 shares issued as of December 31, 2019 and December 31, 2018, respectively; 6,065,441 and 783,865 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	6,092	811
Additional paid in capital	188,240,451	168,170,244
Accumulated deficit	(166,008,620)	(153,233,595)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	17,213,251	9,912,788
Total liabilities and stockholders' equity	$21,546,926	$14,431,094

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	FOR THE YEARS ENDED DECEMBER 31,
	2019	2018
Revenue
Royalty revenue	$17,066	$–
Total revenue	17,066	–

Operating costs and expenses:
Research and development	(4,889,340)	(2,883,952)
General and administrative	(4,731,176)	(4,392,375)
Goodwill impairment (Note 6)	(3,283,379)	–
Total operating costs and expenses	(12,903,895)	(7,276,327)
Loss from operations	(12,886,829)	(7,276,327)

Other income (expense):
Other income (expense)	3,315	(24,640)
Interest income, net	108,489	509
Total other income (expense)	111,804	(24,131)

Net loss	(12,775,025)	(7,300,458)

Deemed dividend	(5,284,379)	–

Net loss applicable to common stockholders	$(18,059,404)	$(7,300,458)

Basic and diluted loss per share	$(6.33)	$(9.66)

Weighted-average shares of common stock outstanding, basic and diluted	2,852,464	756,015

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2018	3,090,742	$3,090	753,659	$754	$165,258,198	$(145,933,137)	$253,734	$(5,281,180)	$14,301,459
Exercise of warrants	–	–	30,834	31	1,479,969	–	–	–	1,480,000
Conversion of Series B preferred stock to shares of common stock	(316,348)	(316)	26,363	26	290	–	–	–	–
Share-based expense	–	–	–	–	1,362,079	–	–	–	1,362,079
Common stock awards to vendors	–	–	–	–	69,708	–	–	–	69,708
Net loss	–	–	–	–	–	(7,300,458)	–	–	(7,300,458)
Balance as of December 31, 2018	2,774,394	$2,774	810,856	$811	$168,170,244	$(153,233,595)	$253,734	$(5,281,180)	$9,912,788
Issuance of common stock and warrants in March 2019 registered direct offering, net of issuance costs	–	–	86,667	87	2,698,963	–	–	–	2,699,050
Issuance of common stock and warrants in July 2019 public offering, net of issuance costs	–	–	1,746,666	1,747	13,420,203	–	–	–	13,421,950
Issuance of common stock in connection with purchase of in-process research and development	–	–	624,995	625	3,030,601	–	–	–	3,031,226
Exercise of pre-funded warrants	–	–	612,417	612	5,597	–	–	–	6,209
Exercise of purchase warrants	–	–	2,201,553	2,202	(2,202)	–	–	–	–
Issuance of common stock to vendor	–	–	7,836	7	(7)	–	–	–	–
Issuance of warrants in connection with reverse stock split	–	–	–	–	63,536	–	–	–	63,536
Issuance of common stock to adjust for reverse split rounding	–	–	1,442	1	(1)	–	–	–	–
Deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	5,284,379	–	–	–	5,284,379
Accretion of deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	(5,284,379)	–	–	–	(5,284,379)
Share-based expense	–	–	–	–	806,090	–	–	–	806,090
Common stock awards to vendors	–	–	–	–	47,427	–	–	–	47,427
Net loss	–	–	–	–	–	(12,775,025)	–	–	(12,775,025)
Balance as of December 31, 2019	2,774,394	$2,774	6,092,432	$6,092	$188,240,451	$(166,008,620)	$253,734	$(5,281,180)	$17,213,251

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,775,025)	$(7,300,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	3,031,226	–
Goodwill impairment	3,283,379	–
Depreciation	4,199	15,827
Amortization of right of use asset	23,288	–
Gain on sale of property and equipment	(2,000)	(15,437)
Share-based expense	806,090	1,362,079
Vendor share-based payments	47,427	69,708
Issuance of warrants in connection with reverse stock split	63,536	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(653,563)	(251,798)
Accounts payable, accrued expenses and other liabilities	(227,961)	(343,878)
Net cash used in operating activities	(6,399,404)	(6,463,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2,000	22,500
Net cash provided by investing activities	2,000	22,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in July 2019 public offering	13,421,950	–
Net proceeds from issuance of common stock and warrants in March 2019 registered direct offering	2,699,050	–
Proceeds from exercise of warrants	6,209	1,480,000
Net cash provided by financing activities	16,127,209	1,480,000

Net change in cash and restricted cash	9,729,805	(4,961,457)
Cash and restricted cash at beginning of period	638,115	5,599,572

Cash and restricted cash at end of period	$10,367,920	$638,115

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8	$599

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for lease obligations	$43,330	$–
Issuance of common stock to vendor	$7	$–
Issuance of common stock to acquire in-process research and development	$3,031,226	$–
Issuance of common stock to adjust for Reverse Stock Split	$1	$–
Issuance of common stock from cashless exercise of purchase warrants	$2,202	$–
Conversion of Series B preferred stock to common stock	$–	$316

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on advancing XCART™, a personalized Chimeric Antigen Receptor (“CAR”) T cell platform technology engineered to target patient-specific tumor neoantigens. The Company is initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute (the “Institute”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. On March 1, 2019, the Company entered into agreements with Hesperix S.A. (“Hesperix”) and Opko Pharmaceuticals LLC (“OPKO”) to acquire the XCART technology (the “Transaction”) and closed the Transaction on July 19, 2019 concurrent with the completion of an approximate $15 million public offering (the “Offering”). For additional information regarding the Transaction, see Note 4 – Acquisitions.

Additionally, Xenetic is leveraging its proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. Xenetic incorporates its patented and proprietary technologies into a number of drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what the Company believes will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics.

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), owns various United States (“U.S.”) federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to XCART, OncoHist™, PolyXen, ErepoXen™, and ImuXen™, which are used throughout this Annual Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On March 7, 2019, the Company closed on a $3.1 million registered direct Common Stock offering resulting in $2.7 million of net proceeds to the Company. On July 19, 2019, the Company completed the Offering resulting in $13.4 million of net proceeds to the Company. The Company believes that these financings, coupled with the Company’s existing resources, will be adequate to fund the Company’s operations through mid-2021. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond its control.

2.	Summary of Significant Accounting Policies

Preparation of Financial Statements

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Hesperix, Xenetic UK and Xenetic UK’s wholly-owned subsidiaries: Lipoxen, Xenetic Bioscience, Incorporated, and SymbioTec. All material intercompany balances and transactions have been eliminated in consolidation.

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

Functional Currency Change

The functional currency for the Company’s Switzerland-based subsidiary is the U.S. dollar. The functional currency of the Company’s UK-based subsidiaries changed from the British Pound Sterling to the U.S. dollar. The change in functional currency was applied on a prospective basis. Therefore, any gains and losses that were previously recorded in accumulated other comprehensive income remain unchanged.

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

Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. See Note 8, Fair Value Measurements, for discussion of the Company’s fair value measurements.

Cash

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

Restricted Cash

As of December 31, 2018 restricted cash represented a certificate of deposit that secured the Company’s outstanding letter of credit of approximately $0.1 million for its former operating lease in Lexington, Massachusetts (the “Lexington Lease”). The Lexington Lease expired in January 2019 and the letter of credit terminated in May 2019.

The following table provides a reconciliation of cash and restricted cash reported in the consolidated balance sheets to the total of the amounts in the consolidated statement of cash flows:

	December 31, 2019	December 31, 2018
Cash	$10,367,920	$571,605
Restricted cash	–	66,510
Total cash and restricted cash in the statement of cash flows	$10,367,920	$638,115

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash. The Company maintains cash with various major financial institutions that management believes are of high credit quality.

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

Indefinite-Lived Intangible Assets

Acquired indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) related to the Company’s business combination with SymbioTec, which was recorded at fair value on the acquisition date. At acquisition, we generally determine the fair value of intangible assets, including IPR&D, using the “income method.” IPR&D intangible assets are considered indefinite-lived intangible assets and are not amortized until completion or abandonment of the associated research and development efforts. Substantial additional research and development may be required before the Company’s IPR&D reaches technological feasibility. Upon completion of the IPR&D project, the IPR&D assets will be amortized over their estimated useful lives.

IPR&D is not amortized but is reviewed for impairment at least annually as of October 1, or when events or changes in the business environment indicate the carrying value may be impaired. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the acquired IPR&D is impaired. If the Company chooses to first assess the qualitative factors and it is determined that it is not more likely than not acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to perform in some periods but not in others.

The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. During 2019 and 2018, we used the quantitative method and determined that the fair value of the indefinite-lived intangible assets exceeded its carrying value as October 1, 2019 and 2018.

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes to assumptions could potentially lead to impairment. The Company’s estimates and assumptions are reasonable and otherwise consistent with assumptions market participants would use in their estimates of fair value. However, if future results are not consistent with the Company’s estimates and assumptions, then we may be exposed to an impairment charge, which could be material. Use of different estimates and judgments could yield materially different results in our analysis and could result in materially different asset values or expense.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company assesses goodwill for impairment at least annually, or when events or changes in the business environment indicate the carrying value may not be fully recoverable. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company historically had performed its annual impairment review as of October 1 at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. The Company determined that Goodwill was impaired during the year ended December 31, 2019. See Note 6 Goodwill, Indefinite-Lived Intangible Assets and Other Long-term Assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. No such impairments were recorded during the years ended December 31, 2019 and 2018.

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

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The Company did not have any revenue generating contracts with customers and, therefore, the adoption of this new revenue standard did not have a material impact on the consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as it satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company is required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of the estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	Program managers in connection with overall program management of clinical trials;
•	CROs in connection with clinical trials; and
•	Investigative sites in connection with clinical trials.

The Company bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. As of December 31, 2019 and 2018, the Company has recorded accrued program expense of approximately $0.1 million and $0.2 million, respectively, as a component of accrued expenses. In addition, the Company has recorded approximately $0.7 million of deposits held with our clinical trial vendors as a component of prepaid expenses and other current assets as of December 31, 2019 and 2018.

Share-based Expense

Stock options and restricted stock units

The Company grants share-based payments in the form of options and restricted stock units (“RSUs”) to employees and non-employees, Joint Share Ownership Plan (“JSOP”) awards to employees, as well as agreements to issue Common Stock in exchange for services provided by non-employees.

Share-based expense is based on the estimated fair value of the option or calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. The expected volatility rates are estimated based on the historical volatility of the Company. To the extent Company data is not available for the full expected term of the awards the Company uses a weighted-average of the historical volatility of the Company and of a peer group of comparable publicly traded companies over the expected term of the option. The expected terms represent the time that options are expected to be outstanding. The Company accounts for forfeitures as they occur and not at the time of grant. The Company has not paid dividends and does not anticipate paying cash dividends in the foreseeable future and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Upon exercise, stock options are redeemed for newly issued shares of Common Stock. RSUs are redeemed for newly issued shares of Common Stock as the vesting and settlement provisions of the grant are met.

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite vesting period of the awards.

For non-employee options, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. The Company generally determines that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees that vest based solely on service conditions is subject to re-measurement at each reporting period until the options vest and is recognized on a straight-line basis over the requisite vesting period of the awards.  In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606 Revenue from Contracts with Customers. ASU 2018-07 was effective for the Company in the first quarter of fiscal 2019. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of ASU 2018-07, compensation expense related to stock options granted to non-employees is no longer remeasured at each reporting period.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its Common Stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of Common Stock are initially recorded at fair value as a reduction in additional paid-in capital of the Common Stock issued. All other warrants are recorded at fair value as expense on a straight-line basis over the requisite service period or at the date of issuance if there is not a service period or if service has already been rendered. Warrants granted in connection with ongoing arrangements are more fully described in Note 10, Stockholders’ Equity.

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

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards, prior to exercise, are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation. As of December 31, 2019 and 2018, there were approximately 27,000 JSOP awards issued.

For the years ended December 31, 2019 and 2018, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2019 and 2018, approximately 516,000 and 65,000 potentially dilutive securities, respectively, were deemed anti-dilutive.

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

Leases

The Company leases administrative facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Subsequently, in July 2018, the FASB issued ASU 2018-11, Lease (Topic 842): Targeted Improvements, which provides a number of practical expedients in transition. The Company adopted ASU 2016-02 effective January 1, 2019 and elected a package of practical expedients and the new transition approach permitted by ASU 2018-11. ASU 2018-11 allows the Company not to reassess existing identification of a lease, classification of a lease or any initial direct costs. The Company has also elected to use the hindsight practical expedients. The adoption did not have a material impact on the Company’s consolidated financial statements, resulted in an approximate $43,000 increase in total assets and total liabilities in our consolidated balance sheet and did not have any effect on our accumulated deficit at the beginning of 2019. See Note 13, Commitments and Contingent Liabilities for further information.

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

Recent Accounting Standards

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. ASU 2018-18 is effective in the first quarter of 2020 and should be applied retrospectively to January 1, 2018, when we adopted ASC 606. Early adoption is permitted. We are evaluating the effect of adoption, but we do not expect a material effect on our revenue.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. This may result in earlier recognition of allowance for losses. ASU 2016-13 is effective for public entities for fiscal years beginning after December 15, 2019 but early adoption is permitted. We are currently evaluating the impact of adoption, but we do not anticipate that it will have a material effect on our consolidated financial statements.

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

In November 2019 the Company was notified by Takeda that net sales of the Covered Products by the sublicensee commenced during the third quarter of 2019 and, as a result, royalty payments were expected to be paid to the Company under the Sublicense Agreement. The Company’s policy is to recognize royalty revenue in the period of sale, based on the underlying contract terms, provided that the reported sales are reliably measurable, the Company has no remaining performance obligations, and all other revenue recognition criteria are met. As the reported sales were not reliably measurable until the Company received notification from Takeda, the Company recognized $17,000 in royalty revenue during the fourth quarter of 2019. There were no remaining performance obligations and all other revenue recognition criteria were met.

SynBio LLC

In August 2011, SynBio LLC (“SynBio”), a wholly-owned subsidiary of Pharmsynthez, and the Company entered into a stock subscription and collaborative development agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop, market and commercialize certain drug candidates utilizing molecules based on SynBio’s technology and the Company’s proprietary technologies (PolyXen, OncoHist and ImuXen) that prolongs the active life and/or improves the pharmacokinetics of certain therapeutic proteins and peptides (as well as conventional drugs). In return, SynBio granted an exclusive license to the Company to use the preclinical and clinical data generated by SynBio in certain agreed products and engage in the development of commercial candidates.

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

Through December 31, 2019, the Company and SynBio continued to engage in research and development activities with no resultant commercial products. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2019 and 2018.

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

Through December 31, 2019, the Company and Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2019 and 2018.

Serum Institute had a share ownership of approximately 0.9% and 6.7% of the total issued Common Stock of the Company as of December 31, 2019 and 2018, respectively. In addition to its’ Common Stock ownership, Serum Institute holds outstanding warrants to purchase the Company’s Common Stock. See Note 10, Stockholders’ Equity.

PJSC Pharmsynthez

In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any preclinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

Pharmsynthez is an affiliate and former controlling stockholder of the Company with a share ownership of approximately 7.4% and 57.1% of the total outstanding Common Stock of the Company as of December 31, 2019 and 2018, respectively. In addition to its Common Stock ownership, Pharmsynthez holds outstanding warrants to purchase the Company’s Common Stock, approximately 1.5 million shares of the Company’s outstanding Series B Preferred Stock, and all of the Company’s outstanding Series A Preferred Stock through its wholly-owned subsidiary, SynBio, as of December 31, 2019 and 2018. See Note 10, Stockholders’ Equity.

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

On July 19, 2019, the Company closed the Transaction (the “Closing Date”), acquiring IPR&D related to certain intellectual property rights with respect to the XCART technology. The acquisition did not meet the business combination requirements and, as a result, was accounted for as an asset acquisition. The total consideration for the IPR&D was approximately $4.1 million, which represented the value of the common shares issued of $3.0 million utilizing the market price of the Company’s stock price at the Closing Date and approximately $1.1 million of transaction costs. As there was no future alternative use for the IPR&D, the Company recorded expense of $3.0 million to research and development expense and $1.1 million to general and administrative expense for the transaction costs in the year ended December 31, 2019.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
Office and computer equipment	$42,289	$42,289
Leasehold improvements	–	26,841
Furniture and fixtures	14,738	20,263
Property and equipment – at cost	57,027	89,393
Less accumulated depreciation	(56,270)	(84,437)
Property and equipment, net	$757	$4,956

Depreciation expense was approximately $4,000 and $16,000 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company sold certain furniture and fixtures for $2,000 resulting in an approximate $2,000 gain. During the year ended December 31, 2018, the Company sold certain laboratory equipment for $22,500 resulting in an approximate $15,000 gain.

6.	Goodwill, Indefinite-Lived Intangible Assets and Other Long-Term Assets

Goodwill

The Company experienced a significant decline in the market price of its stock during 2019 resulting in a drop in its market capitalization indicating potential impairment. The Company determined the fair value of the reporting unit using its market capitalization, concluding that the fair value of the reporting unit was less than the carrying amount in excess of Goodwill. As a result, the Company recorded a $3.3 million impairment charge during the year ended December 31, 2019, which is presented within operating costs and expenses in the consolidated statements of comprehensive loss. A reconciliation of the change in the carrying value of goodwill is as follows:

Balance as of January 1, 2018	$3,283,379
No changes	–
Balance as of December 31, 2018	$3,283,379
Impairment	(3,283,379)
Balance as of December 31, 2019	$–

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is IPR&D relating to the Company’s business combination with SymbioTec in 2012. The carrying value of the IPR&D was approximately $9.2 million as of December 31, 2019 and 2018. No impairment was recorded during the years ended December 31, 2019 and 2018. The IPR&D is not yet commercialized and, therefore, has not yet begun to be amortized as of December 31, 2019.

Other Long-Term Assets

The Company entered into an agreement with Serum Institute for the prepayment of clinical PSA supply in exchange for Company Common Stock. As of December 31, 2019 and 2018, the Company has classified $0.7 million of prepaid clinical supply as long-term as it does not anticipate utilizing the majority of the PSA supply within the next 12 months. No clinical supply was utilized during the years ended December 31, 2019 and 2018.

In October 2019, the Company entered into a Loan Agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Co-Development Agreement. The Pharmsynthez Loan has a term of 15-months and accrues interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $9,000 of interest income related to this loan during the twelve-months ended December 31, 2019.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Accrued payroll and benefits	$68,016	$53,541
Accrued professional fees	306,413	394,075
Accrued research costs	80,519	205,067
Other	9,039	11,346
	$463,987	$664,029

8.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended December 31, 2019 and 2018.

9.	Income Taxes

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

The components of loss before income taxes are as follows:

	Year ended December 31,
	2019	2018
Domestic (U.S.)	$(4,317,585)	$(3,824,673)
Foreign (U.K.)	(2,302,131)	(3,379,268)
Foreign (Germany)	(3,389,473)	(96,517)
Foreign (Switzerland)	(2,765,836)	–
Loss before income taxes	$(12,775,025)	$(7,300,458)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit is as follows:

	Year ended December 31,
	2019	2018
Federal	$(2,682,755)	$(1,533,096)
State	(284,724)	(238,952)
Increase in tax losses not recognized	1,878,033	1,695,482
Permanent differences, net	1,323	40,015
Goodwill impairment	689,510	–
Foreign rate differential	381,190	124,294
Share-based payments, net	11,084	20,441
Enhanced research and development tax credits	(54,148)	(108,184)
Other items	60,487	–
Net provision (benefit) for income taxes	$–	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2019	2018
Deferred tax assets:
U.K. net operating loss carryforwards	$8,984,851	$8,039,343
U.K. capital loss carryforwards	1,340,302	1,298,303
U.S. federal net operating loss carryforwards	3,857,973	3,184,691
Switzerland net operating loss carryforwards	23,510	–
IPR&D	6,454,240	6,108,078
Share-based payments	2,065,735	1,859,357
Enhanced research and development tax credits	1,219,815	1,109,026
Germany net operating loss carryforwards	545,852	524,093
U.S. state net operating loss carryforwards	1,160,983	1,298,745
Transaction costs	142,013	–
Accrued expenses	72,503	59,979
Depreciation	5,070	3,283
Lease liability	5,475	–
Total deferred tax assets before valuation allowance	25,878,322	23,484,898
Valuation allowance for deferred tax assets	(25,872,847)	(23,484,898)
Net deferred tax assets	5,475	–
Deferred tax liabilities:
Indefinite-lived intangible asset	(2,918,518)	(2,918,518)
Right of use asset – leases	(5,475)	–
Total deferred tax liabilities	(2,923,993)	(2,918,518)
Net deferred liability	$(2,918,518)	$(2,918,518)

For the years ended December 31, 2019 and 2018, the Company had U.K. net operating loss carryforwards of approximately $52.9 million and $47.3 million, respectively, U.S. federal net operating loss carryforwards of approximately $18.4 million and $16.5 million, respectively, U.S. state net operating loss carryforwards of approximately $18.4 million and $16.2 million, respectively, Germany net operating loss carryforwards of approximately $1.7 million and $1.7 million, respectively, and Switzerland net operating loss carryforwards of approximately $0.3 million and $0 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. $5.0 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely and the remaining U.S. federal and state net operating loss carryforwards begin to expire in 2032.

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

The Company’s ability to use its operating loss carryforwards and tax credits generated in Germany and Switzerland are also subject to restrictions under German and Swiss tax legislation. These regulations may limit the future use of operating loss carryforwards if there is a change in ownership. In such cases the carryforwards would cease to be available to set against future income.

As of December 31, 2019 and 2018, the Company did not record any uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years ending 2014 through 2019 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2019. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

10.	Stockholders’ Equity

The Offering

On July 17, 2019, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Maxim Group LLC (the “Underwriter”), relating to the Company’s Offering of 1,730,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”), Prefunded Warrants to purchase 570,000 shares of Common Stock (the “Prefunded Warrants”), and warrants to purchase 2,300,000 shares of the Common Stock (the “Purchase Warrants,” and together with the Shares and the Prefunded Warrants, the "Firm Securities"). Each Share was sold together with one Purchase Warrant at a combined public offering price of $6.50 per Share and Purchase Warrant. Each Prefunded Warrant purchased was sold together with one Purchase Warrant at a combined public offering price of $6.49 per Prefunded Warrant and Purchase Warrant. The Prefunded Warrants were exercisable beginning on July 17, 2019 at an exercise price of $0.01 per share. The holders of the Prefunded Warrants did not have the right to exercise any portion of the Prefunded Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. The Prefunded Warrants had an intrinsic value of approximately $3.1 million. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter a 45-day option to purchase up to an additional 345,000 shares of Common Stock and/or Purchase Warrants to purchase up to 345,000 shares of Common Stock (the "Additional Securities," and together with the Firm Securities, the "Securities"), at the public offering price less discounts and commissions. The Securities were offered, issued, and sold pursuant to an effective Registration Statement on Form S-1 (Reg. No. 333-231508) and accompanying prospectus filed with the SEC under the Securities Act of 1933, as amended.

On the Closing Date, the Company completed the Offering resulting in gross proceeds to the Company of approximately $15.0 million before deducting the underwriting discount and offering fees and expenses payable by the Company. In addition, on the Closing Date, the Underwriter exercised its overallotment option with respect to 160,000 Purchase Warrants, resulting in additional gross proceeds of $1,600. The Company intends to use the net proceeds from the Offering of approximately $13.4 million to fund its research, development and clinical programs, including the development of the XCART technology acquired in the Transaction, and for other general corporate purposes. All of the Prefunded Warrants were exercised during the year ended December 31, 2019 resulting in $5,700 of net proceeds to the Company.

The Purchase Warrants are immediately exercisable at a price of $13.00 per share of Common Stock and expire five years from the date of issuance. The Purchase Warrants began trading on NASDAQ on July 23, 2019 under the symbol “XBIOW.” The Purchase Warrants also provide that if the weighted-average price of Common Stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each Purchase Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $4.61 per share, for a total of approximately $11.3 million. The fair value of these warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 1.83%, an expected life of 5 years and an expected volatility of 141.89%. Purchase Warrants to purchase approximately 2.2 million shares of Common Stock were exercised on a cashless one-for-one basis during the year ended December 31, 2019.

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

On March 5, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of (i) 86,667 shares of Common Stock, par value $0.001 per share and (ii) prefunded warrants to purchase 42,417 shares of Common Stock. The prefunded warrants were exercisable beginning on March 7, 2019 at an exercise price of $0.012 per share. The shares were sold at a price of $24.00 per share and the prefunded warrants were sold at a price of $23.988 per prefunded warrant, which represents the per share purchase price for the shares less the $0.012 per share exercise price for each such prefunded warrant. The holders of the prefunded warrants did not have the right to exercise any portion of the prefunded warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the prefunded warrants. The net proceeds to the Company from this offering were approximately $2.7 million, after deducting expenses related to the offering, including dealer-manager fees and expenses. In a concurrent private placement, the Company issued to the purchasers a warrant to purchase one share of the Company’s Common Stock for each share and prefunded warrant purchased in the offering. These warrants have an exercise price of $27.00 per share, were exercisable beginning on September 8, 2019 and expire seven years from such date. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $22.74 per share, for a total of approximately $2.9 million. The fair value of the warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 2.56%, an expected life of 7.5 years and an expected volatility of 111.3%. The prefunded warrants had an intrinsic value of approximately $1.1 million. During the year ended December 31, 2019, all of the prefunded warrants were exercised resulting in $509 of net proceeds to the Company.

The holders of Series B Preferred Stock converted approximately 316,000 shares into approximately 26,000 shares of Common Stock during the year ended December 31, 2018. There were no conversions during the year ended December 31, 2019.

During the year ended December 31, 2018, approximately 31,000 warrants were exercised resulting in the issuance of approximately 31,000 shares of Common Stock. There were no exercises of warrants during the year ended December 31, 2019.

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

Conversion.    Series A Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, with a minimum of 61 days’ advance notice to the Company on a twelve preferred shares for one share of Common Stock basis.

Redemption. Upon 30 days prior written notice, the Company may require the holder of any Series A Preferred Stock to convert any or all of such holder’s Series A Preferred Stock to Common Stock at a rate of twelve shares of Series A Preferred Stock to one share of Common Stock.

The Series A Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2019 and 2018, there were approximately 1.0 million shares of Series A Preferred Stock issued and outstanding which are convertible into approximately 80,834 shares of Common Stock.

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

Conversion.     Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof on a 1.625 preferred shares to one common share basis, subject to an issuable maximum and the adjustments described below.

Subsequent Equity Sales.    The Series B Preferred Stock has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock. There is no bifurcation of the embedded conversion option being clearly and closely related to the host instrument.

The Series B Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2019 and 2018, there were approximately 1.8 million shares of Series B Preferred Stock issued and outstanding which are convertible into approximately 0.6 million and 0.3 million shares of Common Stock, respectively. As of December 31, 2019, the issuable maximum is 0.6 million shares of Commons Stock that can be issued upon the conversion of the currently outstanding Series B Preferred Stock and the exercise of outstanding warrants that were issued in connection with the Series B Preferred Stock. The holders of Series B Preferred Stock converted approximately 0.3 million shares into approximately 26,000 shares of Common Stock during the year ended December 31, 2018. There were no Series B Preferred Stock conversions during the year ended December 31, 2019.

The March 2019 registered direct offering triggered the down-round provision in the Company’s Series B Preferred Stock resulting in an adjustment to the conversion ratio and the recording of a deemed dividend of $3.9 million increasing the net loss attributable to common shareholders for year ended December 31, 2019. In addition, the Offering triggered the down-round provision in the Company’s Series B Preferred Stock, resulting in a further adjustment to the conversion ratio and the recording of an additional deemed dividend of $1.4 million increasing the net loss attributable to common shareholders for the year ended December 31, 2019.

Warrants Related to Collaboration and Consulting Agreements

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of Common Stock as payment for services. As of December 31, 2019 and 2018, warrants to purchase 32,412 and 44,944 shares of Common Stock were outstanding, respectively. The fair value of these warrants was determined at each issuance date using the Black-Scholes option pricing model. The warrants are subject to re-measurement at each reporting period until the measurement date is reached. Expense is recognized on a straight-line basis over the expected service period or at the date of issuance if there is not a service period.

On December 31, 2014, SynBio was granted a warrant to purchase 17,033 new shares of Common Stock at an exercise price of $304.92 per share (“SynBio 2014 Warrant”). The SynBio 2014 Warrant was exercisable in four equal tranches, each with separate non-market, performance-based vesting criteria. The Company used its judgment to assess the probability and timing of SynBio achieving these vesting criteria and estimated that it was not probable that the vesting criteria for any tranche would be achieved. None of the vesting criteria were met and, therefore, these warrants were forfeited. As a result, the Company did not recognize expense related to this warrant during the years ended December 31, 2019 and 2018.

In connection with the SynBio 2014 Warrant grant, warrants to purchase 809 aggregate new shares of Common Stock were issued to SynBio and Pharmsynthez non-director designees (“SynBio Partner Warrants”) on December 31, 2014 under the same terms and conditions of the SynBio 2014 Warrant. The vesting criteria for any tranche were not met and, therefore, these warrants were forfeited. As a result, the Company did not recognize expense related to the SynBio Partner Warrants during the years ended December 31, 2019 and 2018.

On December 31, 2014, the Company granted Serum Institute a warrant to purchase 8,081 new shares of Common Stock at an exercise price of $95.04 per share, as adjusted (“Serum Institute 2014 Warrant”). The Serum Institute 2014 Warrant was exercisable in two equal tranches, each with separate non-market, performance-based vesting criteria. The Company used its judgment to assess the probability and timing of Serum Institute achieving these vesting criteria. These judgments were reassessed at each reporting period until the measurement date was reached. These warrants expired as of December 31, 2019.

In connection with the Serum Institute 2014 Warrant grant, warrants to purchase 410 aggregate new shares of Common Stock were issued to Serum Institute non-director designees (“Serum Institute Partner Warrants”) on December 31, 2014 under the same terms and conditions of the Serum Institute 2014 Warrant. These warrants expired as of December 31, 2019.

In 2016, the Company issued 17,677 warrants to purchase shares of Common Stock to Serum Institute with an exercise price of $95.04. The new warrants were fully vested and expensed at the time of grant.

The Company recognized warrant expense of approximately $10,000 during the year ended December 31, 2018 related to the Serum Institute 2014 Warrant and Serum Institute Partner Warrants. The Company did not recognize warrant expense during the year ended December 31, 2019. No collaboration or consulting service warrants were exercised or granted during the years ended December 31, 2019 and 2018. These outstanding warrants have an average weighted exercise price of $136.45 and expiration dates ranging from May 2020 through May 2021.

Warrants Related to Financing Arrangements

On July 17, 2019, in connection with the Offering, the Company offered to the purchasers Prefunded Warrants to purchase 570,000 shares of Common Stock. The Prefunded Warrants were exercisable beginning on July 17, 2019 at an exercise price of $0.01 per share. The Prefunded Warrants were sold at a price of $6.49 per Prefunded Warrant, which represented the per share purchase price for the shares less the $0.01 per share exercise price for each such Prefunded Warrant. The holders of the Prefunded Warrants did not have the right to exercise any portion of the Prefunded Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. All of the Prefunded Warrants to purchase 570,000 shares were exercised during the year ended December 31, 2019 resulting in net proceeds to the Company of $5,700. Also in connection with the Offering, the Company issued to the purchasers the Purchase Warrants. These Purchase Warrants have an exercise price of $13.00 per share, were exercisable beginning on July 17, 2019 and expire five years from such date. The warrants began trading on NASDAQ on July 23, 2019 under the symbol “XBIOW.” The Purchase Warrants also provide that if the weighted-average price of Common Stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each Purchase Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. Purchase Warrants to purchase approximately 2.2 million shares of Common Stock were exercised on a cashless, one-for-one basis during the year ended December 31, 2019. As of December 31, 2019, there were approximately 258,000 Purchase Warrants outstanding. Subsequent to December 31, 2019, Purchase Warrants to purchase an additional 219,000 shares of Common Stock were exercised on a cashless one-for-one basis.

On June 24, 2019, the Company entered into a consent agreement with certain holders of warrants to purchase shares of the Company’s Common Stock whose consent was required to effect the Reverse Stock Split. In consideration of the holders’ consent, the Company agreed to issue the holders warrants (the “Consent Warrants”) to purchase 8,335 shares of the Company’s Common Stock, at an exercise price per share based on a volume weighted average price for the five trading days following the effectiveness of the Reverse Stock Split. The Consent Warrants were issued on July 3, 2019 at an exercise price of $10.63. The Company evaluated the terms of the Consent Warrants and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $7.62 per share, for a total of approximately $64,000. The fair value of the Consent Warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 1.83%, an expected life of 7 years and an expected volatility of 114.53%. The Company recorded approximately $64,000 as general and administrative expense during the year ended December 31, 2019. The Consent Warrants were subsequently modified to reflect an exercise price of $2.91 price per share in connection with the Offering. As a result of this modification, the Company recognized a $2,000 expense that was netted against the proceeds of the Offering.

In March 2019, in connection with its registered direct offering, the Company offered to the purchasers prefunded warrants to purchase 42,417 shares of Common Stock. The prefunded warrants were exercisable beginning on March 7, 2019 at an exercise price of $0.012 per share. The prefunded warrants were sold at a price of $23.988 per prefunded warrant, which represents the per share purchase price for the shares less the $0.012 per share exercise price for each such prefunded warrant. The holders of the prefunded warrants did not have the right to exercise any portion of the prefunded warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the prefunded warrants. All of these prefunded warrants were exercised during the year ended December 31, 2019 resulting in net proceeds to the Company of $509. In a concurrent private placement, the Company issued to the purchasers a warrant to purchase one share of the Company’s Common Stock for each share and prefunded warrant (129,084 shares) purchased in the offering. These warrants have an exercise price of $27.00 per share, are exercisable beginning on September 8, 2019 and expire seven years from such date. As of December 31, 2019, all of these warrants were outstanding.

In addition to the prefunded and purchase warrants issued in the March 2019 registered direct offering and the Offering, the Company has outstanding debt and equity financing warrants to purchase an aggregate of 262,690 shares of Common Stock in connection with debt and equity financing arrangements as of December 31, 2019 and 2018 at a weighted average exercise price of $51.97 and expiration dates ranging from July 2020 through November 2021. Except for the March 2019 registered direct offering and the Offering, there were no debt and equity financing warrants granted or exercised during the year ended December 31, 2019. During the year ended December 31, 2018, debt and equity financing warrants to purchase approximately 31,000 shares of Common Stock were exercised resulting in approximately $1.5 million of net proceeds to the Company.

11.	Share-Based Expense

Total share-based expense related to stock options, RSUs, Common Stock awards, and non-financing warrants was approximately $0.9 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. See Note 10, Stockholders’ Equity for a discussion of the non-financing warrants.

Share-based expense is classified in the consolidated statements of comprehensive loss as follows:

	Year Ended December 31,
	2019	2018
Research and development expenses	$126,933	$203,030
General and administrative expenses	726,584	1,228,757
	$853,517	$1,431,787

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Stock Plan”). The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For stock options issued in 2019 and 2018 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee and non-employee stock options. For all other stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees and non-employees. The expected life of non-employee options is the contractual life of the option. The expected volatility rates are estimated based on the actual volatility of the Company. To the extent Company data is not available for the full expected term of the awards the Company uses a price volatility based on a blended rate of the Company’s historical volatility with that of comparable publicly traded companies with drug candidates in similar therapeutic areas and stages of nonclinical and clinical development to the Company’s drug candidates. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. The Company accounts for forfeitures as they occur.

Employee Stock Options

During the years ended December 31, 2019 and 2018, 525,000 and 8,336 total stock options to purchase shares of Common Stock were granted by the Company, respectively. The weighted average grant date fair value per option share was $1.24 and $31.51, respectively. No stock options were exercised during the years ended December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, 27,831 and 43,712 total stock options vested, with total fair values of approximately $1.0 million and $1.6 million, respectively. As of December 31, 2019, there was approximately $0.7 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 2.4 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	156.78	118.03
Weighted-average risk-free interest rate (%)	1.71	2.90
Weighted-average expected life of option (years)	5.88	5.90
Weighted-average exercise price ($)	1.31	36.60

The following is a summary of employee stock option activity for the years ended December 31, 2019 and 2018:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	148,381	$47.90	8.53	$5,273
Granted	8,336	36.60
Expired	(9,245)	68.76
Outstanding as of December 31, 2018	147,472	45.95	8.17	$–
Granted	525,000	1.31
Expired	(10,413)	25.32
Outstanding as of December 31, 2019	662,059	$10.88	9.34	$66,125

Vested or expected to vest as of December 31, 2019	662,059	$10.88	9.34	$66,125

Exercisable as of December 31, 2018	96,031	$49.34	7.92	$–
Exercisable as of December 31, 2019	123,864	$47.69	7.10	$–

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2019, and the changes during the year ended December 31, 2019, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2019	51,439	$31.92
Granted	525,000	$1.24
Forfeited	(10,413)	$14.44
Vested	(27,831)	$37.37
Balance as of December 31, 2019	538,195	$2.05

Restricted Stock Units

There are 4,167 RSUs outstanding as of December 31, 2019 and 2018, respectively. There were no RSU grants for the years ended December 31, 2019 and 2018. The RSUs vest annually over a 3-year period and had a grant date fair value of $25.32. During the years ended December 31, 2019 and 2018, 1,389 RSUs were vested in each year and none expired, respectively.

Non-Employee Stock Options

Share-based expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. Prior to the adoption of ASU 2018-07, compensation expense related to stock options granted to non-employees was subject to re-measurement at each reporting period until the options vested. Commencing January 1, 2019, compensation expense related to stock options to non-employees is no longer subject to re-measurement.

During the years ended December 31, 2019 and 2018, 15,500 and 834 total stock options to purchase shares of Common Stock were granted by the Company to non-employees, respectively.

During the year ended December 31, 2018, 834 total stock options vested, with total fair values of approximately $36,000. No non-employee stock options vested during the year ended December 31, 2019. For the years ended December 31, 2019 and 2018, the Company recognized approximately $3,000 and $36,000, respectively, of compensation expense related to non-employee options.

The following is a summary of non-employee stock option activity for the years ended December 31, 2019 and 2018:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2018	4,731	$90.49	6.31	$–
Granted	834	23.16
Expired	(263)	219.00
Outstanding as of December 31, 2018	5,302	73.52	5.40	$–
Granted	15,500	1.08
Expired	(242)	225.72
Outstanding as of December 31, 2019	20,560	$17.09	4.74	$–

Vested or expected to vest as of December 31, 2019	20,560	$17.09	4.74	$–

Exercisable as of December 31, 2018	5,302	$73.52	5.40	$–
Exercisable as of December 31, 2019	5,060	$66.15	4.63	$–

A summary of the status of the Company’s non-vested non-employee stock option shares as of December 31, 2019, and the changes during the year ended December 31, 2019 is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2019	–	$–
Granted	15,500	$0.94
Vested	–	$–
Balance as of December 31, 2019	15,500	$0.94

Common Stock Awards

The Company granted Common Stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis. A summary of the Company’s Common Stock awards granted and issued during the years ended December 31, 2019 and 2018 are as follows:

Number of shares
Balance as of January 1, 2018	5,237
Granted	2,167
Issued	–
Balance as of December 31, 2018	7,404
Granted	9,026
Issued	(7,836)
Balance as of December 31, 2019	8,594

The Company granted 9,026 and 2,167 shares of Common Stock during the years ended December 31, 2019 and 2018, respectively, in exchange for professional services. As all services were rendered in each respective period, expense related to Common Stock awards of approximately $47,000 and $70,000 was recognized during the years ended December 31, 2019 and 2018, respectively. The balance of the Common Stock awards has not been issued as of December 31, 2019.

Joint Share Ownership Plan

As of December 31, 2019 and 2018, there were approximately 27,000 JSOP awards issued and outstanding to two former senior executives, respectively. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2019 and 2018, respectively.

12.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. There were no company contributions to the 401(k) Plan during the years ended December 31, 2019 and 2018, respectively.

In the U.K., the Company has adopted a defined contribution plan (the “UK Plan”) which qualifies under the rules established by HM Revenue & Customs. The UK Plan generally allows all U.K. employees to contribute a minimum of 3% of salary with no maximum limit. The Company contributes to the plan between 8% and 12% of the employee’s salary, depending upon seniority of the employee. The Company, at its discretion, may also contribute to an employee’s personal pension plan. There were no contributions for the years ended December 31, 2019 and 2018, respectively.

13.	Commitments and Contingent Liabilities

Leases

The Company determines whether an arrangement is a lease at inception. In January 2019, the Company entered into a sublease and relocated its corporate headquarters from Lexington, Massachusetts to Framingham, Massachusetts. This sublease called for total future minimum rent payments of approximately $52,000 at inception and has a termination date of September 30, 2020, which corresponds to the underlying base lease. The Company does not have options to extend, termination options or material residual value guarantees. The Company recorded a right-of-use (“ROU”) asset and corresponding lease liability on the consolidated balance sheet. The Company recognized a ROU asset and a lease liability of approximately $43,000 during the year ended December 31, 2019. As the sublease does not provide an implicit rate, we used our incremental borrowing rate (10.2%) based on the information available at the lease’s commencement date in determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Year Ended December 31,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$23,288
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$43,330

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	December 31, 2019
Right-of-use assets	Prepaid expenses and other	$20,042
Current lease liabilities	Accrued expenses and other current liabilities	$20,042
Non-current lease liabilities	Other liabilities	$–

The Company did not apply the provisions of ASU 2016-02 to the lease of its former headquarters in Lexington, Massachusetts or its office space lease in Miami, Florida as they did not have a material impact on the Company’s consolidated financial statements or the Company’s accumulated deficit as of the beginning of 2019. The lease of the Company’s former headquarters expired on January 31, 2019 and the Miami office space lease expired in November 2019. During the fourth quarter of 2019, the Company renewed its Miami office lease for twelve-months to November 2020. As this lease has a term of 12-months at inception, the Company will account for it as an operating lease. As of December 31, 2019, total minimum lease payments on this lease was approximately $19,000.

14.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez (as well as SynBio, a wholly owned subsidiary of Pharmsynthez), each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes.

During the third quarter of 2019, the Company entered into a sponsored research agreement with Pharmsynthez related to experiments identified by the Company to support its efforts as it prepares for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which is refundable on pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. The Company expensed approximately $155,000 related to this agreement during the year ended December 31, 2019. As of December 31, 2019, approximately $195,000 was recorded as an advanced payment and included in Prepaid expenses and other on the December 31, 2019 consolidated balance sheet.

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

In October 2019, the Company entered into the Pharmsynthez Loan pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Co-Development Agreement. The Pharmsynthez Loan has a term of 15-months and accrues interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $9,000 of interest income related to this loan during the twelve-months ended December 31, 2019.

Please refer to Note 3, Significant Strategic Drug Development Collaborations – Related Parties, and Note 10, Stockholder’s Equity, for details on arrangements with collaboration partners that are also related parties.

15.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that, other than as disclosed in Note 10, Stockholder’s Equity, there were no such events requiring recognition or disclosure in the financial statements.

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

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2020 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2019 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2020 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2019 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2020 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2019 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2020 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2019 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2020 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2019 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

	•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
	•	Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 76 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Order of the High Court of Justice, Chancery Division, entered January 23, 2014	8-K	01/29/2014	2.1
2.2	Share Purchase Agreement between Xenetic Biosciences, Inc., Hesperix SA, certain Sellers and Alexey Andreevich Vinogradov, dated March 1, 2019	8-K/A	05/13/2019	2.1
2.3	First Amendment to Share Purchase Agreement dated June 7, 2019	8-K	06/13/2019	2.1
2.4	Second Amendment to Share Purchase Agreement dated June 24, 2019	8-K	06/24/2019	2.1
2.5	Third Amendment to Share Purchase Agreement dated July 15, 2019	8-K	07/16/2019	2.1
3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	S-1/A	10/27/2016	3.8
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
3.10	Certificate of Change Pursuant to NRS 78.209	8-K	06/24/2019	3.1
3.11	Certificate of Amendment to Articles of Incorporation	8-K	06/24/2019	3.2
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.3	Xenetic Biosciences, Inc. Shareholder Voting Agreement dated October 26, 2016 between Xenetic Biosciences Inc. and SynBio, LLC	S-1/A	10/27/2016	4.2
4.4	SynBio LLC Warrant to Purchase Common Stock of Xenetic Bioscience, Inc.	10-K	04/15/2015	10.2
4.5	Serum Institute of India Limited Warrant to Purchase Common Stock of Xenetic Bioscience, Inc.	10-K	04/15/2015	10.03
4.6	Firdaus Jal Dastoor Warrant to Purchase Common Stock of Xenetic Bioscience, Inc.	10-K	04/15/2015	10.04
4.7	Form of Common Stock Purchase Warrant	8-K	11/16/2015	10.3
4.8	Form of Management Common Stock Purchase Warrant	8-K	11/16/2015	10.4
4.9	Form of Amended and Restated Common Stock Purchase Warrant	8-K	11/16/2015	10.6
4.10	Form of Common Stock Purchase Warrant	8-K	07/08/2016	10.3
4.11	Form of Common Stock Purchase Warrant	S-1/A	10/31/2016	10.53
4.12	Form of Ten Percent (10%) Senior Secured Convertible Promissory Note	8-K	11/16/2015	10.2
4.13	Form of Ten Percent (10%) Junior Secured Convertible Promissory Note – Due Deferral End Date	8-K	07/08/2016	10.2

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
4.14	Form of Amended and Restated Ten Percent (10%) Senior Secured Convertible Promissory Note	8-K	11/16/2015	10.5
4.15	Registration Rights Agreement, dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.3
4.16	Form of First Amendment to Registration Rights Agreement	8-K	11/16/2015	10.8
4.17	Form of Pre-Funded Common Stock Purchase Warrant	8-K	03/07/2019	4.1
4.18	Form of Common Stock Purchase Warrant	8-K	03/07/2019	4.2
4.19	Form of Common Stock Purchase Warrant	8-K	06/25/2019	4.1
4.20	Form of Pre-Funded Common Stock Purchase Warrant	8-K	07/22/2019	4.1
4.21	Form of Common Stock Purchase Warrant	8-K	07/22/2019	4.2
10.1	Possible Offer for Xenetic Biosciences plc by General Sales & Leasing, Inc., dated October 21, 2013	8-K	10/21/2013	9.1
10.2	Recommended Acquisition of Xenetic Biosciences plc by General Sales & Leasing, Inc. including Scheme of Arrangement	8-K/A	11/25/2013	9.1
10.3	Announcement of Recommended Offer by General Sales and Leasing, Inc. for shares of Xenetic Biosciences plc, dated November 12, 2013	8-K	11/25/2013	9.2
10.4	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations dated November 12, 2013 between General Sales Inc., Leasing, Inc., Oxbridge Technology Partners, SA, Shift It Media Company and General Aircraft, Inc.	10-K	11/27/2013	9.3
10.5†	Form of Rules of the Lipoxen plc Unapproved Share Option Plan dated July 18, 2000 (as amended by a resolution of the board of directors of Lipoxen plc passed on March 14, 2006)	10-K	04/15/2014	10.5
10.6†	Form of Xenetic Biosciences plc 2007 Share Option Scheme and US Addendum (as established in 2007 and by resolution of shareholders in 2010 and awarded by board resolution in 2012)	10-K	04/15/2014	10.6
10.7†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, effective as of December 4, 2019	DEF14A	11/08/2019	Appendix A
10.8	Stock Purchase Agreement, dated January 29, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.08
10.9	Stock Purchase Agreement Amendment No. 1, dated February 14, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.09
10.10#	Exclusive Research, Development and License Agreement, dated August 15, 2005, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.10
10.11#	Letter Agreement, dated December 11, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA, Baxter Healthcare Corporation and Serum Institute of India Limited	10-K/A	02/18/2015	10.11
10.12#	Amendment to the Exclusive Research, Development and License Agreement, dated December 13, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.12

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.13#	Second Amendment to the Exclusive Research, Development and License Agreement, dated May 28, 2009, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.13
10.14#	Amendment Number Four to the Exclusive Research, Development and License Agreement, dated August 10, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.14
10.15#	Amendment Number Five to the Exclusive Research, Development and License Agreement, dated September 15, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.15
10.16#	Form of Sixth Amendment to the Exclusive Research, Development and License Agreement, dated January 29, 2014, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.16
10.17#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.18#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.19#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.20#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.21	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.22	Securities Purchase Agreement, dated May 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.1
10.23	Security Agreement dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.4
10.24	Subsidiary Guarantee dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.5
10.25	Form of Assignment and Assumption Agreement	8-K	07/08/2015	10.7
10.26#	Settlement Agreement, dated August 27, 2015, between Xenetic Biosciences (UK) Limited, Xenetic Biosciences, Inc., Lipoxen Technologies Limited and Colin Hill	8-K	09/02/2015	10.1
10.27	Form of Asset Purchase Agreement, dated as of November 13, 2015, by and among Xenetic Biosciences, Inc., Lipoxen Technologies, LTD, a U.K. corporation, AS Kevelt, an Estonian company and OJSC Pharmsynthez	8-K	11/16/2015	10.1
10.28	Form of First Amendment to Securities Purchase Agreement	8-K	11/16/2015	10.7
10.29	Form of First Amendment to Security Agreement	8-K	11/16/2015	10.9
10.30	Form of First Amendment to Subsidiary Guarantee	8-K	11/16/2015	10.10
10.31	Form of Transition, Services and Resupply Agreement by and among Xenetic Bioscience, Inc., AS Kevelt and OJSC Pharmsynthez	8-K	11/16/2015	10.11

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.32†	Employment Agreement, dated December 1, 2016, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	8-K	12/6/2016	10.1
10.33†	Employment Agreement, dated January 1, 2017 between Xenetic Biosciences, Inc. and Curtis Lockshin	8-K	01/04/2017	10.1
10.34†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.35†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.36†	Amended and Restated Employment Agreement, dated October 26, 2017, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	10-K	03/30/2018	10.45
10.37#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH	10-K	03/30/2018	10.46
10.38†	Settlement Agreement, dated November 3, 2017, by and among M. Scott Maguire, Xenetic Biosciences (UK) Limited and Lipoxen Technologies, Limited	10-K	03/30/2018	10.47
10.39	Assignment Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K/A	05/20/2019	10.1
10.40	First Amendment to Assignment Agreement dated June 7, 2019	8-K	06/13/2019	10.1
10.41	Second Amendment to Assignment Agreement dated June 24, 2019	8-K	06/24/2019	10.1
10.42	Third Amendment to Assignment Agreement dated July 15, 2019	8-K	07/16/2019	10.1
10.43	Voting Agreement between Xenetic Biosciences, Inc. and PJSC Pharmsynthez, dated March 1, 2019	8-K	03/04/2019	10.1
10.44	Voting Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K	03/04/2019	10.2
10.45	Voting Agreement between Xenetic Biosciences, Inc. and Dr. Dmitry Dmitrievich Genkin, dated March 1, 2019	8-K	03/04/2019	10.3
10.46	Form of Securities Purchase Agreement entered into as of March 5, 2019, by and among Xenetic Biosciences, Inc. and those purchase parties thereto.	8-K	03/07/2019	10.1
10.47	Form of Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated June 24, 2019	8-K	06/25/2019	10.1
10.48	Warrant Agency Agreement, between Xenetic Biosciences, Inc. and Empire Stock Transfer, Inc. dated July 19, 2019	8-K	07/22/2019	10.1
10.49	Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated July 16, 2019	8-K	07/16/2019	10.1
10.50†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Grigory G. Borisenko, effective as of September 26, 2019				X
10.51†	Form of Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc.				X
10.52†	Form of Xenetic Biosciences, Inc. Stock Option Grant Notice				X
10.53†	Xenetic Biosciences, Inc. Stock Option Grant Notice, dated December 4, 2019, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.				X

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

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

XENETIC BIOSCIENCES, INC.

Date: March 26, 2020	By:	/s/ JEFFREY F. EISENBERG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 26th day of March, 2020.

Signature	Title(s)

/s/ JEFFREY F. EISENBERG	Chief Executive Officer and Director (Principal Executive Officer)
Jeffrey F. Eisenberg

/s/ JAMES PARSLOW	Chief Financial Officer
James Parslow	(Principal Financial Officer and Principal Accounting Officer)

/s/ GRIGORY BORISENKO	Director
Grigory Borisenko

/s/ JAMES CALLAWAY	Director
James Callaway

/s/ FIRDAUS JAL DASTOOR, FCS	Director
Firdaus Jal Dastoor, FCS

/s/ DMITRY GENKIN	Director
Dmitry Genkin

/s/ ROGER KORNBERG	Director
Roger Kornberg

/s/ ADAM LOGAL	Director
Adam Logal

/s/ ALEXEY VINOGRADOV	Director
Alexey Vinogradov