Form 10-K/A
period 2019-12-31
Xenetic Biosciences, Inc.
filed 2020-04-29
CIK 1534525

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

As of April 24, 2020, the number of outstanding shares of the registrant’s common stock was 6,284,915.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2020 (the “Original Filing”) to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended to contain the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, we are amending the cover page to update the number of shares of our stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

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

i

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 24, 2020.

Name	Age	Position

Mr. Jeffrey Eisenberg	54	Chief Executive Officer and Director
Dr. Curtis Lockshin	59	Chief Scientific Officer
Mr. James Parslow	55	Chief Financial Officer and Corporate Secretary
Dr. Grigory Borisenko	51	Director
Dr. James E. Callaway	63	Director (1), (2), (3)
Mr. Firdaus Jal Dastoor, FCS	67	Director (1), (2)
Dr. Dmitry Genkin	51	Director
Dr. Roger Kornberg	73	Director (3)
Mr. Adam Logal	42	Director (1), (2), (3)
Dr. Alexey Vinogradov	49	Director

____________________________

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

Jeffrey F. Eisenberg was appointed our Chief Executive Officer on October 26, 2017, after serving as Chief Operating Officer since December 2, 2016, and has served as a member of our Board of Directors (“Board”) since July 2016. Mr. Eisenberg previously worked at Noven Pharmaceuticals, Inc. (“Noven”), a subsidiary of Hisamitsu Pharmaceutical, Inc., where he held various positions of increasing responsibility, most recently serving from 2009-2016 as Noven’s president, chief executive officer and as a member of its board of directors. Mr. Eisenberg previously served as an independent director for Mabvax Therapeutics Holdings, Inc. (“Mabvax”) from February 2016 until his resignation in July 2018. In September 2018, a derivative lawsuit was brought against certain then current and former directors of Mabvax alleging breach of fiduciary duty. In March 2019, the derivative action was stayed as a result of defendant Mabvax initiating bankruptcy proceedings. Mr. Eisenberg obtained his J.D. at Columbia University Law School and a B.S. in Economics from the Wharton School, University of Pennsylvania. We believe Mr. Eisenberg’s significant life science executive experience and leadership experience in the areas of R&D, operations, manufacturing/quality, business development, strategic partnering, product development, commercialization, and human resources provides him with the appropriate set of skills to serve as a member of our Board.

Curtis A. Lockshin, PhD, initially joined us on a part-time basis in March 2014 as our Vice President of Research & Operations and was appointed our Chief Scientific Officer effective January 1, 2017. Dr. Lockshin has held several management positions at development and commercial stage biotechnology companies, with experience including discovery, preclinical and clinical development, as well as commercial manufacturing. Since May 2013, he has held the position of president and chief executive officer of Guardum Pharmaceuticals LLC (“Guardum”), a wholly owned subsidiary of PJSC Pharmsynthez, our controlling stockholder, a position which he continues to hold in addition to his position with us. Dr. Lockshin does not receive a salary for these services but did receive medical benefits and was covered under Guardum’s health plan through July 31, 2018. In addition, Dr. Lockshin has served as an officer or consultant of several biotechnology companies on a part-time basis, including as an officer of a series of related companies following multiple mergers beginning as chief executive officer and director of SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., from September 2014 until July 2016. After SciVac Therapeutics, Inc.’s merger with VBI Vaccines, Inc. in July 2016, Dr. Lockshin served as chief technical officer of the merged company until December 2016. Dr. Lockshin is currently serving as a member of the board of directors of Phio Pharmaceuticals Corporation, a publicly traded development-stage RNAi company focused on immune-oncology, a position he has held since April 2013. Dr. Lockshin has an S.B. in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology. Since April 2004, Dr. Lockshin has also served as a member of the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University Support Corporation that supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural and international grants.

James Parslow was appointed our Chief Financial Officer on April 3, 2017. Mr. Parslow most recently served as Chief Financial Officer, Treasurer and Secretary of World Energy Solutions, Inc., a publicly-traded business-to-business e-commerce company brokering energy and environmental commodities, from 2006 until its acquisition by EnerNOC, Inc. in 2015. Since 2015, he has served as an independent consultant providing interim chief financial officer services to multiple emerging technology companies. Mr. Parslow is a Certified Public Accountant with over 30 years of experience serving private and public companies in the biotech, alternative energy, online auction, and high-tech manufacturing industries. He holds an A.B. in Economics and Accounting from the College of the Holy Cross and an M.B.A. with a concentration in Finance from Bentley University.

Grigory Borisenko, PhD, was appointed to the Board in September 2019. Mr. Borisenko is an Investment Director of RUSNANO Management Company LLC, a venture capital & private equity management company in Russia. Mr. Borisenko has over 20 years of scientific, management and strategic experience in the life science field. Mr. Borisenko has specialized in investment projects in life science since 2012, and from 2009 through 2012, he was a head of the pharmaceutical sector of the Department of Science and Technology Expertise at the state corporation, RUSNANO. Mr. Borisenko currently serves on the Board of Directors for two biotechnology companies, Atea Pharmaceuticals, Inc. and Adastra Pharmaceuticals, Inc., and from 2011 to 2014, served on the board of directors of Nearmedic Pharm LLC. Prior to his investment career, Mr. Borisenko held academic appointments with the University of Pittsburgh, Russian State Medical University and Institute of Medico-Biological Problems. He has co-authored over 50 peer-reviewed publications in leading biochemistry and cell biology journals. Mr. Borisenko received his M.S. and Ph.D. from the Russian State Medical University, and is a recipient of Fogarty International and International Fellowship Awards from NIH. We believe Mr. Borisenko’s extensive background in the life sciences and biotechnology industries provide him with the appropriate set of skills to serve as a member of our Board.

James Callaway, PhD was appointed to the Board on August 14, 2017. Dr. Callaway has over 30 years of experience in the execution of product development operations for biotherapeutics and currently serves as an independent Board member of KalGene Pharmaceuticals (“KalGene.”) Dr. Callaway is a seasoned CEO within the venture-backed biotech community and over the course of his career he has built and operated several companies, transforming each from research companies to clinical stage operating entities. He also serves as a Corporate Strategy Consultant to the biotech community at Callaway Innovations. Dr. Callaway has served as CEO of privately-held biotech companies including KalGene a company focused on disease-modifying therapies in Alzheimer’s Disease. ArmaGen, Inc. a BBB transport company and CEBIX, Inc. a diabetic neuropathy company. Prior to these efforts, Dr. Callaway held multiple senior leadership positions at Elan Pharmaceuticals, including simultaneously acting as Head of Development and overseeing the complex partnership with Wyeth Pharmaceuticals in the Alzheimer’s disease immunotherapy program. He has developed antibodies for a wide-range of therapeutic applications over the past two decades, including treatments of multiple sclerosis (Tysabri®: pharmaceutical development), Alzheimer’s disease (bapineuzumab: Program Executive), and blood-brain barrier transport, and has worked with the United States Food and Drug Administration on multiple orphan drug development programs. We believe Dr. Callaway’s significant life sciences executive, leadership and strategic experience in the area of biotherapeutics provides him with the appropriate set of skills to serve as a member of our Board.

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

Dmitry Genkin, MD was appointed to the Board on August 14, 2017. Dr. Genkin previously served on the Company’s Board of Directors from 2004-2016. He has the Russian equivalent of an MD in Internal Therapy and studied drug delivery under Professor Gregory Gregoriadis at The School of Pharmacy, University of London in 1992, as well as the Department of Clinical Pharmacology at Karolinska Hospital, Stockholm from 1992 until 1993. Since 2005, Dr. Genkin has served as Executive Chairman of PJSC Pharmsynthez, a public company and Xenetic’s majority stockholder. Prior to that time, Dr. Genkin headed a number of Russia’s largest pharmaceutical companies including Pharmavit, which had 27% of the Russian pharmaceutical market. In 1998, he was awarded the silver medal by the Russian Natural Science Academy. We believe Dr. Genkin’s significant life sciences, biotechnology and international background provide him with the appropriate set of skills to serve as a member of our Board.

Roger Kornberg, PhD, has served as a member of our Board since February 2016. Dr. Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University. He earned his B.S. in chemistry from Harvard University in 1967 and his Ph.D. in chemical physics from Stanford in 1972. He became a postdoctoral fellow at the Laboratory of Molecular Biology in Cambridge, England and then an assistant professor of biological chemistry at Harvard Medical School in 1976, before moving to his present position as professor of structural biology at Stanford Medical School in 1978. In 2006, Dr. Kornberg was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of Eukaryotic Transcription, the process by which DNA is copied to RNA. Dr. Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopald Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. We believe Dr. Kornberg’s prior experience serving on the boards of directors of large organizations as well as his scientific background provides him with the appropriate set of skills to serve as a member of our Board.

Adam Logal was appointed to the Board in August 2017. Mr. Logal has over 18 years of experience in the biopharmaceuticals industry. Since April 2014, Mr. Logal has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc. and from March 2007 until April 2014 served as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer. Mr. Logal served as a director of VBI Vaccines, Inc., a publicly-traded company, from May 2015 through October 2018 and served as its Audit Committee Chairman. Prior to joining OPKO, Mr. Logal served in various financial management roles at Nabi Biopharmaceuticals, a commercial stage biopharmaceutical company. Mr. Logal is a strategic finance executive with extensive experience in SEC compliance and reporting, domestic and international finance, strategic planning, cash flow management, budgeting, taxation, treasury and business development. We believe Mr. Logal’s extensive financial experience with public companies in the life sciences industry provides him with appropriate set of skills to serve as a member of our Board.

Alexey Vinogradov has served as a member of our Board since July 2019. Dr. Vinogradov currently serves as Business Development Director and Operations Director at Cantreva LLC, a Russian company with extensive specialized experience of delivering services in the field of renewable energy (solar, wind, hydro power), performing works on a “turnkey” basis since September 2017. Dr. Vinogradov previously served as General Manager at Togas Middle East LLC in Dubai, UAE from May 2015 to May 2017. Prior to that, Dr. Vinogradov served as branch manager at Togas Group LLC in Russia from March 2012 to November 2016. We believe Dr. Vinogradov’s experience in business communication, international business development and financial analytics provides him with the appropriate set of skills to serve as a member of our Board.

There are no family relationships among any of our directors and executive officers and, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Role in Risk Oversight and Board Leadership

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

Our Board of Directors

During fiscal year 2019, the following served as a member of the Company’s Board of Directors: Jeffrey Eisenberg, Dr. Grigory G. Borisenko, Dr. James Callaway, Firdaus Jal Dastoor, Roman Knyazev, Dr. Roger Kornberg, Dr. Dmitry Genkin, Adam Logal and Dr. Alexey Vinogradov. On September 25, 2019, Roman Knyazev resigned as a member of the Board. Drs. Alexey Vinogradov and Grigory G. Borisenko were appointed to the Board in July 2019 and September 2019, respectively. Directors shall hold office for a one-year term or until their successors have been duly elected and qualified. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

Committees of the Board

The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. During 2019, the Board also had two special committees: an Expense Management and Financing Oversight Committee and a Strategic Alternatives Committee, each of which was disbanded in September of 2019. The Company has adopted charters to govern the conduct, authority and responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which are available to stockholders on the Company’s website at http://ir.xeneticbio.com/.

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

For the fiscal year 2019, the Audit Committee was composed of three directors: Mr. Dastoor, Dr. Callaway, and Mr. Logal (chair). The Audit Committee met seven times during fiscal year 2019. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/.

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

Delinquent Section 16(a) Reports

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that one Form 3 report was filed late by Dr. Alexey Vinogradov.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2019 and 2018, the compensation information for Jeffrey Eisenberg, our Chief Executive Officer, Dr. Curtis Lockshin, our Chief Scientific Officer, and James Parslow, our Chief Financial Officer. We refer to Messrs. Eisenberg, Lockshin, and Parslow herein, collectively, as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jeffrey F. Eisenberg,	2019	$300,000	$–	$–	$287,088	$–	$15,564	(2)	$602,652
Chief Executive Officer	2018	$300,000	$–	$–	$–	$–	$18,333		$318,333

James Parslow,	2019	$265,000	$–	$–	$99,857	$–	$22,963	(3)	$387,820
Chief Financial Officer	2018	$265,000	$–	$–	$–	$–	$22,595		$287,595

Dr. Curtis Lockshin,	2019	$250,000	$–	$–	$112,339	$–	$21,454	(4)	$383,793
Chief Scientific Officer	2018	$250,000	$–	$–	$–	$–	$9,584		$259,584

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 11 to our audited consolidated financial statements included in Item 8 of the Original Filing. Mr. Eisenberg, Mr. Parslow, and Dr. Lockshin were granted options to purchase 230,000 shares, 80,000 shares and 90,000 shares of common stock, respectively, during 2019.
(2)	Includes $15,564 for health and welfare plans.
(3)	Includes $22,963 for health and welfare plans.
(4)	Includes $21,454 for health and welfare plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2019.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable		Number of Securities Underlying Unexercised Options, Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)

Jeffrey F. Eisenberg	19,168	(1)	—		40.92	12/2/2026	—	—
	6,944	(2)	3,473	(2)	25.32	10/26/2027
	—		—		—	—	1,389(10)	35,239
	—	(3)	230,000	(3)	1.31	12/4/2029	—	—

James Parslow	9,722	(4)	4,862	(4)	54.84	4/3/2027	—	—
	—	(5)	80,000	(5)	1.31	12/4/2029	—	—

Curtis Lockshin	1,213	(6)	—		55.08	12/31/2024	—	—
	1,263	(7)	—		55.08	9/6/2025	—	—
	9,722	(8)	4,862	(8)	51.60	1/1/2027	—	—
	—	(9)	90,000	(9)	1.31	12/4/2029	—	—
_______
(1)	392 shares vested 100% on the date of grant. Remainder vested one-third upon the first anniversary of the grant date, one-third of the remaining amount upon the second anniversary of the grant date and one-third of the remaining amount on the third anniversary of the grant date.
(2)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(3)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(4)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(5)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(6)	Vested one-third upon March 3, 2015, one-third upon March 15, 2016 and one-third upon March 15, 2017.
(7)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(8)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(9)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(10)	References restricted stock units (“RSUs”) granted on October 26, 2017. Each RSU represents the right to receive one share of the Company’s common stock upon settlement, as defined. The RSUs vest one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.

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

Director Compensation Table

As our employee director during fiscal 2019, Mr. Eisenberg did not receive any compensation for his Board service during the last completed year. The following table sets forth information for the year ended December 31, 2019 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)
Dr. Grigory Borisenko(3)	$–	–	$–	–	$–
Dr. James E. Callaway	$50,000	–	$30,424	–	$80,424
Firdaus J. Dastoor	$50,000	–	$30,424	–	$80,424
Dr. Dmitry Genkin	$–	–	$–	–	$–
Dr. Roger Kornberg	$50,000	–	$30,424	–	$80,424
Mr. Adam Logal	$50,000	–	$30,424	–	$80,424
Dr. Alexey Vinogradov(4)	$22,639	–	$29,453	–	$52,092

_______________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2019. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 11 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2019:

Name	Option Awards (#)
Dr. James Callaway	29,168
Firdaus J. Dastoor	32,956
Dr. Dmitry Genkin	3,157
Dr. Roger Kornberg	31,252
Adam Logal	29,168
Dr. Alexey Vinogradov	25,000
In addition, Dr. Genkin holds a warrant to purchase 2,526 shares of our common stock at $166.32 per share. These warrants are fully vested and expire in April 2021.
(3)	Dr. Borisenko joined the Board effective September 26, 2019 and has opted not to receive any compensation for his Board service.
(4)	Dr. Vinogradov joined the Board effective July 19, 2019.

See “Certain Related Person Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2020 for:

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

The percentage of shares beneficially owned is computed on the basis of 6,284,915 shares of our common stock outstanding as of March 31, 2020, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2020 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 40 Speen Street, Suite 102, Framingham, Massachusetts 01701.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned
Fiscal Year 2019 Named Executive Officers and Directors
Jeffrey F. Eisenberg	28,890	(2)	*
James Parslow	14,584	(3)	*
Dr. Curtis Lockshin	17,060	(4)	*
Dr. Grigory Borisenko(5)	-		*
Dr. James E. Callaway	4,168	(6)	*
Firdaus J. Dastoor	7,956	(7)	*
Dr. Dmitry Genkin(8)	99,285	(9)	1.6%
Dr. Roger Kornberg	6,252	(10)	*
Adam Logal	4,168	(11)	*
Alexey Vinogradov	186,781	(12)	3.0%
All executive officers and directors as a group (10 persons)	369,144	(13)	5.8%
5% Current Stockholders
PJSC Pharmsynthez(5) (8)	986,754	(14)	14.5%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Unless otherwise indicated below, this table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 26,112 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2020 and 2,778 of vested restricted stock units.
(3)	The total beneficial ownership consists of 14,584 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2020.
(4)	The total beneficial ownership consists of 17,060 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2020.
(5)	Dr. Borisenko is employed by Rusnano LLC, an entity affiliated with Pharmsynthez.
(6)	The total beneficial ownership consists of 4,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2020.
(7)	The total beneficial ownership consists of 7,956 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2020.
(8)	Dr. Genkin is the Chairman of the Board of Directors of Pharmsynthez.
(9)	The total beneficial ownership consists of 93,602 shares of common stock owned directly and 5,683 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2020.
(10)	The total beneficial ownership consists of 6,252 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2020.
(11)	The total beneficial ownership consists of 4,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2020.
(12)	The total beneficial ownership consists of 186,781 shares of common stock owned directly.
(13)	The total beneficial ownership consists of 280,383 shares of common stock owned directly, 85,983 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2020 and 2,778 shares of restricted stock units that are vested.
(14)	The total beneficial ownership consists of 447,122 shares of common stock owned directly or indirectly through SynBio, 451,244 shares issuable upon the conversion of Series B Preferred Stock and 88,388 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2020. SynBio is a wholly-owned subsidiary of Pharmsynthez. Pharmsynthez may be deemed to have shared voting and shared dispositive power with respect to all the shares owned by SynBio and therefore, Pharmsynthez may be deemed to be the beneficial owner of such shares. The address of PJSC Pharmsynthez is Office Center IT Park, 25 Liter ZH, Krasnogo Kursanta St., St. Petersburg, 197110, Russia.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	672,202	(1)	$10.05	353,457
Equity compensation plans not approved by security holders	14,584	(2)	54.84	–
Total	$686,786		$11.00	$353,457

________________________

(1)	Consists of 672,202 shares of our common stock to be issued upon the exercise of outstanding stock options and restricted stock units under the Xenetic Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan.
(2)	Represents inducement award granted to Mr. Parslow in 2017 in connection with his employment with the Company that was not covered under the Xenetic Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4). The option has a ten-year term and is fully vested.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2019 and the fiscal year ended December 31, 2018, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and disclosed below.

Policy Regarding Related Party Transactions

Our Board has adopted a written related party transaction policy on November 1, 2016 to set forth the policies and procedures for the review and approval or ratification of related party transactions. Any transaction between the Company and its officers, directors, principal stockholders or affiliates is required to be on terms no less favorable to us than could be reasonably obtained in arms-length transactions with independent third-parties, Transactions described in this section that occurred prior to November 1, 2016 were not covered by this policy. On March 16, 2018, our Board formed the Strategic Alternatives Committee (the “SAC”) to evaluate an alternative transaction and other strategic alternatives for the Company should they arise. James Callaway, an independent outside director of the Company, was appointed Chair of the SAC. The SAC had primary oversight over the XCART Technology acquisition and was disbanded in September 2019.

Certain Related Person Transactions

PJSC Pharmsynthez

Pharmsynthez (formerly, OJSC Pharmsynthez) is our largest and controlling stockholder with a share ownership of approximately 6% of the total issued and outstanding common stock at March 31, 2020. In addition to its common stock ownership, Pharmsynthez holds outstanding warrants to purchase our common stock and approximately 1.5 million shares of our issued and outstanding Series B Preferred Stock at March 31, 2020. Pharmsynthez was a related party of SynBio, LLC (“SynBio”), which is related party of ours, and acquired 100% of SynBio in February 2017. The combined ownership of Pharmsynthez and SynBio was approximately 7% at March 31, 2020. In addition, one of our directors, Dr. Dmitry Genkin, is the Executive Chairman of the board of directors of Pharmsynthez, and Dr. Grigory Borisenko, another one of our directors, is employed as an Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez. Additionally, one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez. In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six drug candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any preclinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

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

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of Product A under the Co-Development Agreement (as defined below). The Pharmsynthez Loan has a term of 15-months and shall accrue interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio.

SynBio LLC

SynBio was a holder of more than 5% of the Company’s outstanding common stock during fiscal 2018 and currently owns approximately 1% of our total outstanding common stock as of March 31, 2020 and all of our outstanding Series A Preferred Stock. In 2017, SynBio became a wholly-owned subsidiary of Pharmsynthez.

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

Serum Institute

Serum Institute was a holder of more than 5% of the Company’s outstanding common stock during fiscal 2018 and currently owns approximately 1% of our total outstanding common stock at March 31, 2020. In addition to its common stock ownership, Serum Institute holds outstanding warrants to purchase our common stock. One of our directors, Firdaus Jal Dastoor, is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of Serum Institute. In August 2011, we entered into a collaborative research and development agreement with Serum Institute providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, PSA-EPO. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement.

Through December 31, 2019, we continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by us related to the Serum Institute arrangement during the years ended December 31, 2019 and 2018.

Santersus Agreement

The Company intends to enter into a feasibility agreement and license option with Santersus SA, a Swiss corporation (“Santersus”), regarding the use of OncoHist in a medical device for extracorporeal blood purification. Santersus is an entity controlled by Dr. Genkin.

XCART Technology

On March 1, 2019, the Company entered into an agreement to acquire the novel Chimeric Antigen Receptor (“CAR”) T cell platform technology, referred to herein as “XCART” (the “Transaction”), a proximity-based screening platform capable of identifying CAR constructs that can target patient-specific tumor neoantigens, with a demonstrated proof of mechanism in B-cell Non-Hodgkin lymphomas. The XCART technology, developed by the Scripps Research Institute (the “Institute”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. The Transaction closed on July 19, 2019.

In connection with the Transaction, on March 1, 2019, the Company entered into the Share Purchase Agreement, as amended (the “Share Purchase Agreement”), with Hesperix S.A., a Swiss Corporation (“Hesperix”), the owners of Hesperix (each, a “Seller” and collectively, the “Sellers”), and Alexey Vinogradov, as the representative of each Seller, pursuant to which the Company purchased from Sellers all of the issued and outstanding shares of capital stock of Hesperix. Upon closing the Transaction, on July 19, 2019, we issued 625,000 shares of our common stock in the Transaction, with approximately 406,250 shares issued to the shareholders of Hesperix and approximately 218,750 shares of common stock issued in connection with the OPKO Assignment Agreement. In connection with the Transaction, Dr. Alexey Vinogradov was appointed to the Board, effective as of the closing of the Transaction. Dr. Vinogradov acquired 186,781 shares of the Company’s common stock in connection the closing of the transaction contemplated by the Share Purchase Agreement. Dr. Vinogradov was also a significant shareholder of Hesperix and a Seller in the Transaction. Additionally, Dr. Dmitry Genkin, one of our directors, was a director and significant shareholder of Hesperix. In addition, in connection with the Transaction, the Company agreed to repay an approximate $225,000 loan that Dr. Genkin entered into with Hesperix.

In connection with the Transaction, Hesperix entered into an assignment agreement (the “Hesperix Assignment Agreement”) with IBCH, Pharmsynthez, and certain other parties thereto (collectively, the “Assignors”), pursuant to which, the Assignors have agreed, among other things, to sell, assign, transfer, and convey unto Hesperix all of their individual right, title, and interest throughout the world in and to patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and the related know-how. Hesperix has agreed to pay each of IBCH and Pharmsynthez a royalty rate in the low single digit range based on the net sales of products in each country in which, in absence of the Hesperix Assignment Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent. Dr. Dmitry Genkin, one of our directors, is the Executive Chairman of the board of directors of Pharmsynthez, and Dr. Grigory Borisenko, another one of our directors, is employed as an Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez. Additionally, one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez.

Also in connection with the Transaction, the Company entered into an assignment agreement (the “OPKO Assignment Agreement”) with OPKO Pharmaceuticals, LLC (“OPKO”), pursuant to which the Company will acquire and accept, all of OPKO’s right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between the Institute and OPKO regarding certain patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer” and in which the Institute agreed to grant an exclusive royalty-bearing license, to the patent rights owned by the Institute to OPKO, and OPKO has agreed to pay the Institute a royalty rate in the low single digit range based on the net sales of products in each country in which, in absence of the IP License Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent or pending application. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc., the parent company of OPKO.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors were independent directors within the meaning of the applicable NASDAQ listing standards for the period during which they served as a member of the Board during fiscal year 2019: Dr. Callaway, Mr. Dastoor, Dr. Kornberg and Mr. Logal. In addition, the Board also determined that Drs. Alexey Vinogradov and Grigory Borisenko were independent under applicable law and the listing standards of Nasdaq upon the appointment of each to the Board in July 2019 and September 2019, respectively. In making the independence determinations, the Board considered a number of factors and relationships, including without limitation (i) Dr. Grigory Borisenko’s employment as an Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez, the Company’s largest stockholder with ownership of approximately 7% of the Company’s issued and outstanding common stock, and (ii) the Company’s transactions with Hesperix SA and Dr. Alexey Vinogradov’s former status as a significant shareholder of Hesperix SA.

During fiscal year 2019, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as independence is currently defined in Rule 5605 of the NASDAQ listing standards).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and December 31, 2018, by Marcum LLP, the Company’s principal accountant.

	2019	2018
Audit Fees	$170,972	$162,374
Audit-Related Fees	166,102	9,766
Tax Fees	–	–
All Other Fees	–	–
	$337,074	$172,140

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2019 and 2018.

Audit-Related Fees

Audit related fees during the year ended December 31, 2019 include fees incurred in connection with our S-1, S-3 and S-4 filings throughout 2019. Audit related fees during the year ended December 31, 2018 include fees incurred in connection with our S-3 registration statement filed in September 2018.

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

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2019. Our Audit Committee reviewed all services provided by Marcum LLP in 2019 and concluded that the services provided were compatible with maintaining its independence.

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

XENETIC BIOSCIENCES, INC.

Date: April 29, 2020	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg Chief Executive Officer

