Form 10-Q
period 2020-06-30
Xenetic Biosciences, Inc.
filed 2020-08-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 7, 2020, the number of outstanding shares of the registrant’s common stock was 6,296,227.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current assets:
Cash	$8,066,460	$10,367,920
Prepaid expenses and other	1,049,339	722,079
Total current assets	9,115,799	11,089,999

Property and equipment, net	–	757
Indefinite-lived intangible assets	9,243,128	9,243,128
Other assets	704,431	1,213,042
Total assets	$19,063,358	$21,546,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$250,075	$931,128
Accrued expenses and other current liabilities	537,253	484,029
Total current liabilities	787,328	1,415,157

Deferred tax liability	2,918,518	2,918,518
Total liabilities	3,705,846	4,333,675

Commitments (Note 10)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	970	970
Common stock, $0.001 par value; 12,500,000 shares authorized as of June 30, 2020 and December 31, 2019; 6,323,218 and 6,092,432 shares issued as of June 30, 2020 and December 31, 2019, respectively; 6,296,227 and 6,065,441 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	6,322	6,092
Additional paid in capital	188,517,553	188,240,451
Accumulated deficit	(168,141,691)	(166,008,620)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	15,357,512	17,213,251
Total liabilities and stockholders' equity	$19,063,358	$21,546,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Revenue:
Royalty revenue	$112,927	$–	$169,676	$–
Total revenue	112,927	–	169,676	–

Operating costs and expenses:
Research and development	$(307,900)	$(487,519)	$(667,551)	$(951,301)
General and administrative	(787,486)	(890,779)	(1,715,366)	(1,754,152)
Total operating costs and expenses	(1,095,386)	(1,378,298)	(2,382,917)	(2,705,453)
Loss from operations	(982,459)	(1,378,298)	(2,213,241)	(2,705,453)

Other income:
Other income	192	735	58	490
Interest income, net	28,625	163	80,112	313
Total other income	28,817	898	80,170	803

Net loss	$(953,642)	$(1,377,400)	$(2,133,071)	$(2,704,650)

Deemed dividend	–	–	–	(3,879,447)

Net loss applicable to common stockholders	$(953,642)	$(1,377,400)	$(2,133,071)	$(6,584,097)

Basic and diluted loss per share	$(0.15)	$(1.56)	$(0.34)	$(7.79)

Weighted-average shares of common stock outstanding, basic and diluted	6,288,351	882,107	6,260,841	844,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2020

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of April 1, 2020	2,774,394	$2,774	6,311,906	$6,311	$188,405,830	$(167,188,049)	$253,734	$(5,281,180)	$16,199,420
Issuance of common stock to vendor	–	–	1,188	1	(1)	–	–	–	–
Share-based expense	–	–	–	–	111,734	–	–	–	111,734
Exercise of purchase warrants	–	–	10,124	10	(10)	–	–	–	–
Net loss	–	–	–	–	–	(953,642)	–	–	(953,642)
Balance as of June 30, 2020	2,774,394	$2,774	6,323,218	$6,322	$188,517,553	$(168,141,691)	$253,734	$(5,281,180)	$15,357,512

SIX MONTHS ENDED JUNE 30, 2020

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of January 1, 2020	2,774,394	$2,774	6,092,432	$6,092	$188,240,451	$(166,008,620)	$253,734	$(5,281,180)	$17,213,251
Issuance of common stock to vendor	–	–	1,188	1	(1)	–	–	–	–
Share-based expense	–	–	–	–	277,332	–	–	–	277,332
Exercise of purchase warrants	–	–	229,598	229	(229)	–	–	–	–
Net loss	–	–	–	–	–	(2,133,071)	–	–	(2,133,071)
Balance as of June 30, 2020	2,774,394	$2,774	6,323,218	$6,322	$188,517,553	$(168,141,691)	$253,734	$(5,281,180)	$15,357,512

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,133,071)	$(2,704,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	757	2,412
Amortization of right of use asset	13,765	10,179
Gain on sale of property and equipment	–	(2,000)
Gain on settlement with vendor	(143,639)	–
Share-based expense	277,332	450,667
Vendor share-based expense	–	32,427
Changes in operating assets and liabilities:
Prepaid expenses and other assets	167,586	(775,258)
Accounts payable, accrued expenses and other liabilities	(484,190)	680,767
Net cash used in operating activities	(2,301,460)	(2,305,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	–	2,000
Net cash provided by investing activities	–	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	–	2,699,559
Net cash provided by financing activities	–	2,699,559

Net change in cash	(2,301,460)	396,103
Cash at beginning of period	10,367,920	638,115

Cash at end of period	$8,066,460	$1,034,218

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$8

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset acquired in exchange for lease liability	$–	$43,330
Issuance of common stock from cashless exercise of purchase warrants	$229	$–

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

2.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020 and amended on April 29, 2020.

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

For the three and six months ended June 30, 2020 and 2019, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

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

The Company has entered into various research, development, license and supply agreements with Takeda Pharmaceuticals Co. Ltd. (“Takeda”), Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2020. In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $113,000 and $170,000 were recorded as revenue by the Company during the three and six months ended June 30, 2020, respectively. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. There were no remaining performance obligations and all other revenue recognition criteria were met. There were no amounts recognized under this sublicense agreement during the three and six months ended June 30, 2019. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and six months ended June 30, 2020 and 2019.

On May 15, 2020, the Company and The Scripps Research Institute (“Scripps Research”) entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART™. The research funding is payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement.

4.	Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
Office and computer equipment	$42,289	$42,289
Furniture and fixtures	14,738	14,738
Property and equipment – at cost	57,027	57,027
Less accumulated depreciation	(57,027)	(56,270)
Property and equipment – net	$–	$757

Depreciation expense was approximately $200 and $1,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $800 and $2,000 for the six months ended June 30, 2020 and 2019, respectively.

5.	Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is in-process research and development (“IPR&D”) relating to the Company’s business combination with SymbioTec in 2012. The carrying value of the IPR&D was approximately $9.2 million as of June 30, 2020 and December 31, 2019, respectively. IPR&D is required to be tested annually until the project is completed or abandoned. The IPR&D is not yet commercialized and, therefore, has not yet begun to be amortized as of June 30, 2020. The Company assesses IPR&D for impairment at least annually as of October 1 or when events or changes in circumstances indicate that the carrying value may be impaired. No impairment was recorded during the three and six months ended June 30, 2020 nor during the year ended December 31, 2019.

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

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of June 30, 2020 and December 31, 2019, collaboration warrants to purchase 30,307 and 32,412 shares of common stock were outstanding, respectively. During the three and six months ended June 30, 2020, collaboration warrants to purchase 2,105 shares expired. The outstanding warrants as of June 30, 2020 have an average weighted exercise price of $124.74 and expiration dates ranging from April 27, 2021 through May 2021. No collaboration warrants were granted or exercised in connection with collaboration or consulting services during the three and six months ended June 30, 2020 and 2019, respectively.

In addition, the Company has outstanding warrants to purchase an aggregate of 428,959 and 658,557 shares of common stock in connection with debt and equity financing arrangements as of June 30, 2020 and December 31, 2019, respectively. These warrants have an average weighted exercise price of $40.88 as of June 30, 2020 and expiration dates ranging from July 2020 through September 2026. There were no debt and equity financing warrants granted during the six months ended June 30, 2020 and warrants to purchase 129,084 shares of common stock were granted during the six months ended June 30, 2019. During the six months ended June 30, 2020, debt and equity financing warrants to purchase approximately 230,000 shares of common stock were exercised on a cashless one-for-one basis. No debt or equity financing warrants were exercised during the three and six months ended June 30, 2019.

8.	Share-Based Expense

Total share-based expense related to stock options, restricted stock units (“RSUs”) and common stock awards were approximately $0.1 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and approximately $0.3 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$12,936	$31,660	$26,294	$43,078
General and administrative expenses	98,798	217,494	251,038	440,016
	$111,734	$249,154	$277,332	$483,094

Employee Stock Options

There were no employee stock options or RSUs granted or exercised during the six months ended June 30, 2020 and 2019, respectively. The Company recognized a total of $0.1 million and $0.2 million of compensation expense related to employee stock options during the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively.

Non-Employee Stock Options

The Company did not grant any non-employee stock options during the six months ended June 30, 2020 and 2019, respectively. The Company recognized approximately $4,000 and $7,000 of expense during the three and six months ended June 30, 2020, respectively. The Company did not recognize any expense related to non-employee stock options during the three and six months ended June 30, 2019, respectively.

Common Stock Awards

During the three and six months ended June 30, 2019, the Company granted 1,188 and 1,873 common stock awards, respectively, based on the value of the professional services provided and the average stock price during the respective periods. As all services were rendered during the three and six months ended June 30, 2019, approximately $15,000 and $32,000 of expense related to common stock awards was recognized, respectively. There were no common stock awards granted during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company issued 1,188 shares related to these awards. As of June 30, 2020, there were 7,406 common stock awards authorized but not issued.

9.	Income Taxes

During the three and six months ended June 30, 2020 and 2019, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $26.3 million and $25.9 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the net deferred tax liability of $2.9 million on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. This net deferred tax liability will continue to be reflected on the balance sheet until the related intangible assets are no longer held by the Company.

As of June 30, 2020 and December 31, 2019, the Company did not record any unrecognized tax positions.

10.	Commitments

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Six Months Ended June 30,
2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$13,765

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	June 30, 2020
Right-of-use assets	Prepaid expenses and other	$6,277
Current lease liabilities	Accrued expenses and other current liabilities	$6,277

11.	Related Party Transactions

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

During the third quarter of 2019, the Company entered into a Sponsored Research Agreement with Pharmsynthez (the “SRA”) related to experiments identified by the Company to support its efforts for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which is refundable on pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. The Company expensed approximately $0.1 million related to this agreement during the six months ended June 30, 2020. The Company did not record any expense during the three months ended June 30, 2020 as the Company and Pharmsynthez entered into a Master Services Agreement (“MSA”) on June 12, 2020 that terminated and superseded the SRA. As of June 30, 2020 and December 31, 2019, approximately $0.1 million and $0.2 million, respectively, was recorded as an advanced payment and included in Prepaid expenses and other on the condensed consolidated balance sheets.

In October 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the August 2011 Stock Subscription and Collaborative Development of Pharmaceutical Products Agreement between the Company and SynBio. The Pharmsynthez Loan has a term of 15-months and accrues interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $13,000 and $25,000 of interest income related to this loan during the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Pharmsynthez Loan was included in Prepaid expenses and other on the condensed consolidated balance sheets. As of December 31, 2019, the Pharmsynthez Loan was included in Other assets on the condensed consolidated balance sheets.

On June 12, 2020, the Company and Pharmsynthez entered into the MSA to advance the development of the Company’s XCART technology for B-cell malignancies. Under the MSA, Pharmsynthez agreed to provide services pursuant to work orders agreed upon by the parties from time to time, which services include, but are not limited to, acting as the Company’s primary contract research organization to assist in managing collaborations with multiple academic institutions in Russia and Belarus. The Company is required to pay reasonable fees, expenses and pass-through costs incurred by Pharmsynthez in providing the services in accordance with a budget and payment terms set forth in each work order. Additionally, in the event that a work order provides for milestone payments, the Company is required to make such payments to Pharmsynthez, or third party service providers designated by Pharmsynthez, in accordance with the terms set forth in the work order, which milestone payments may be made, at the sole discretion of the Company, in cash or shares of the Company’s common stock. The MSA terminated and superseded the SRA between the Company and Pharmsynthez.

The Company and Pharmsynthez executed a work order on June 12, 2020 (the “Work Order”) under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of the Company’s XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order are currently expected to take approximately 20 months unless earlier terminated in accordance with the MSA. Under the terms of the Work Order, the Company is required to pay Pharmsynthez $51,000 as an initial payment for trial startup costs, which amount is credited against the amounts paid under the SRA. The Work Order provides for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites, which will be further credited against the SRA. The total cost under the Work Order is currently estimated to be approximately $1.8 million. Additionally, the Work Order provides for milestone payments of up to an aggregate of $1,050,000, or, in the Company’s sole discretion, up to an aggregate of 1,000,000 shares of the Company’s common stock, to be paid or issued, as applicable, by the Company upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order. No costs were incurred under the Work Order during the three and six months ended June 30, 2020, respectively.

12.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements. During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March and continuing into August, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time is uncertain of the impact this event may have on the Company’s future operations. The extent to which the coronavirus pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

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

Although we hold a broad patent portfolio, the focus of our internal development efforts during the three and six months ended June 30, 2020 and during 2019 was limited to winding down the XBIO-101 Phase 2 trial and preliminary development efforts associated with the XCART technology.

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

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March and continuing into August, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. We continue to evaluate the effects of the COVID-19 pandemic on our business, and while our operations were not materially affected during the first six months of 2020 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2020 and 2019

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2020 to the fiscal quarter ended June 30, 2019 is as follows:

Description	Quarter Ended June 30, 2020	Quarter Ended June 30, 2019	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$112,927	$–	$112,927	100.0
Operating costs and expenses:
Research and development	(307,900)	(487,519)	(179,619)	(36.8)
General and administrative	(787,486)	(890,779)	(103,293)	(11.6)
Total operating costs and expenses	(1,095,386)	(1,378,298)	(282,912)	(20.5)
Loss from operations	(982,459)	(1,378,298)	(395,839)	(28.7)
Other income:
Other income	192	735	(543)	(73.9)
Interest income, net	28,625	163	28,462	17,461.3

Net loss	$(953,642)	$(1,377,400)	$(423,758)	(30.8)

Revenue

For the three months ended June 30, 2020, revenue represented royalty revenue related to our right to sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”). Royalty payments earned on sales by the sublicensee during the first quarter of 2020 were recorded as revenue by us during the three months ended June 30, 2020. We anticipate recognizing these royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. As the reported sales are not reliably measurable until we receive notification from Takeda, we expect to recognize revenue from these royalty payments in the quarter subsequent to the actual sales by the sublicensee. We did not recognize any revenue for the three months ended June 30, 2019.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended June 30, 2020 decreased by $0.2 million, or 36.8% to $0.3 million from $0.5 million in the comparable quarter in 2019. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended June 30, 2020 and 2019:

	Quarter Ended,
Category of Expense	June 30, 2020	June 30, 2019
Outside services and contract research organizations	$150,668	$351,253
Salaries and wages	112,055	75,163
Share-based expense	12,936	31,660
Other	32,241	29,443
Total research and development expense	$307,900	$487,519

The decrease in outside services and contract research organizations expense was primarily due to decreased spending on our XBIO-101 Phase 2 clinical trial during the three months ended June 30, 2020 as compared to the same period in the prior year. Costs related to the trial were generally lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101. The decrease in XBIO-101 costs was partially offset by an increase in costs associated with our XCART pre-clinical development efforts and increased employee related costs during the quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 was $0.8 million, decreasing by approximately $0.1 million, or 11.6%, compared to the same period in the prior year, primarily due to a decrease in share-based expense and a gain on settlement of certain vendor amounts related to the close-out of our XBIO-101 trial. These decreases were offset by an increase in investor relations costs due to increased investor outreach activities and slightly higher legal costs during the second quarter of 2020 compared to the same period in the prior year.

Other Income

Other income was approximately $200 for the three months ended June 30, 2020 compared to approximately $700 for the same period in 2019. This decrease was primarily related to changes in foreign currency exchange rates during the second quarter of 2020 as compared to the same period in 2019.

Interest Income, net

Interest income, net increased to approximately $29,000 during the three months ended June 30, 2020 as compared to approximately $200 for the same period in the prior year. This increase is primarily due to an increase in cash in the second quarter of 2020 as compared to the second quarter of 2019, due to the receipt of net proceeds of $13.4 million from our July 2019 public offering.

Comparison of Six Months Ended June 30, 2020 and 2019

The comparison of our historical results of operations for the six months ended June 30, 2020 to the six months ended June 30, 2019 is as follows:

Description	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$169,676	$–	$169,676	100.0
Operating costs and expenses:
Research and development expenses	(667,551)	(951,301)	(283,750)	(29.8)
General and administrative expenses	(1,715,366)	(1,754,152)	(38,786)	(2.2)
Total operating costs and expenses	(2,382,917)	(2,705,453)	(322,536)	(11.9)
Loss from operations	(2,213,241)	(2,705,453)	(492,212)	(18.2)
Other income:
Other income	58	490	(432)	(88.2)
Interest income, net	80,112	313	79,799	25,494.9

Net loss	$(2,133,071)	$(2,704,650)	$(571,579)	(21.1)

Revenue

For the six months ended June 30, 2020, revenue represented royalty revenue related to our right to sublicense agreement with Takeda. Royalty payments earned on sales by the sublicensee during the fourth quarter of 2019 and first quarter of 2020 were recorded as revenue by us during the six months ended June 30, 2020. We anticipate recognizing these royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. As the reported sales are not reliably measurable until we receive notification from Takeda, we expect to recognize revenue from these royalty payments in the quarters subsequent to the actual sales by the sublicensee. We did not recognize any revenue for the six months ended June 30, 2019.

Research and Development Expenses

R&D expenses decreased approximately $0.3 million, or 29.8% to $0.7 million for the six months ended June 30, 2020, from $1.0 million for the six months ended June 30, 2019. The table below sets forth the R&D costs incurred by us, by category of expense, for the six months ended June 30, 2020 and 2019:

	Six Months Ended,
Category of Expense	June 30, 2020	June 30, 2019
Outside services and contract research organizations	$374,289	$705,598
Salaries and wages	201,897	154,448
Share-based expense	26,294	43,078
Other	65,071	48,177
Total research and development expense	$667,551	$951,301

The decrease in outside services and contract research organizations expense was primarily due to decreased spending on our XBIO-101 phase 2 clinical trial during the six months ended June 30, 2020 as compared to same period in the prior year. Costs related to the trial were generally lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101. The decrease in XBIO-101 costs were partially offset by increased costs associated with our XCART pre-clinical development efforts. Salaries and wages increased during the six months ended June 30, 2020 due to slightly higher employee related costs.

General and Administrative Expenses

General and administrative expenses decreased by approximately $39,000, or 2.2% for the six months ended June 30, 2020, to $1.7 million from $1.8 million in the comparable period in 2019, primarily due to a decrease in share-based expense and a gain on settlement of certain vendor amounts related to the close-out of our XBIO-101 trial. These decreases were offset by an increase in investor relations costs due to increased investor outreach activities, slightly higher legal costs and increased employee costs during the six months ended June 30, 2020 compared to the same period in the prior year.

Other Income

Other income was approximately $60 for the six months ended June 30, 2020 compared to approximately $500 for the same period in 2019. This decrease was primarily related to a reduction in foreign currency transactions and related changes in foreign currency exchange rates during the six months ended June 30, 2020 as compared to the same period in 2019.

Interest Income

Interest income, net increased to approximately $80,000 during the six months ended June 30, 2020 as compared to approximately $300 for the same period in the prior year. This increase is primarily due to an increase in cash in the first half of 2020 as compared to the same period in 2019 due to the receipt of net proceeds of $13.4 million from our July 2019 public offering.

Liquidity and Capital Resources

We incurred a net loss of approximately $2.1 million for the six months ended June 30, 2020. We had an accumulated deficit of approximately $168.1 million at June 30, 2020 as compared to an accumulated deficit of approximately $166.0 million at December 31, 2019. Working capital was approximately $8.3 million at June 30, 2020 and $9.7 million at December 31, 2019, respectively. During the six months ended June 30, 2020, our working capital decreased by $1.4 million primarily due to our net loss for the six months ended June 30, 2020. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At June 30, 2020, we had approximately $8.1 million in cash and $0.8 million in current liabilities. At December 31, 2019, we had approximately $10.4 million in cash and $1.4 million in current liabilities.

We have historically relied upon sales of our equity securities to fund our operations. From 2005 until June 30, 2020 we have raised approximately $76.0 million in proceeds from offerings of our common and preferred stock and received approximately $20.0 million from revenue producing activities. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Takeda. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2020 of approximately $2.3 million was primarily due to our net loss for the period, offset by non-cash charges associated with share-based expense, and settlement of certain amounts payable to a vendor related to the close-out of our XBIO-101 trial. Cash flows used in operating activities for the six months ended June 30, 2019 totaled approximately $2.3 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with share-based expense.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2020. Cash flows provided by investing activities for the six months ended June 30, 2019 totaled $2,000, which represented proceeds from the sale of property and equipment.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the six months ended June 30, 2020. Cash flows provided by financing activities for the six months ended June 30, 2019 totaled approximately $2.7 million representing net proceeds from our registered direct offering in March 2019.

Contractual Obligations and Commitments

As of June 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020, as amended on April 29, 2020.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020, as amended on April 29, 2020, for a discussion of recent accounting standards.

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

ITEM 1A – RISK FACTORS

Except as provided below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020, as amended on April 29, 2020, and as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Our financial condition, results of operations, business and cash flow may be negatively affected by a public health crises such as the recent coronavirus (COVID-19) outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The global spread of COVID-19 has created, and continues to create, significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the Coronavirus Aid, Relief, and Economic Security Act).

Although the Company’s operations were not materially affected in the first six months of 2020 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
10.1*#	Research Funding and Option Agreement, dated May 15, 2020, between the Company and the Scripps Research Institute.
10.2*#	Master Service Agreement, dated June 12, 2020, between the Company and PJSC Pharmsynthez.
10.3*#	Work Order to Master Service Agreement, dated June 12, 2020, between the Company and PJSC Pharmsynthez.
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.
#	Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

August 12, 2020	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

