Form 10-Q
period 2020-09-30
Xenetic Biosciences, Inc.
filed 2020-11-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, the number of outstanding shares of the registrant’s common stock was 6,296,227.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current assets:
Cash	$7,054,387	$10,367,920
Prepaid expenses and other	937,596	722,079
Total current assets	7,991,983	11,089,999

Property and equipment, net	–	757
Indefinite-lived intangible assets	–	9,243,128
Other assets	704,431	1,213,042
Total assets	$8,696,414	$21,546,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$251,033	$931,128
Accrued expenses and other current liabilities	537,440	484,029
Total current liabilities	788,473	1,415,157

Deferred tax liability	–	2,918,518
Total liabilities	788,473	4,333,675

Commitments (Note 11)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	970	970
Common stock, $0.001 par value; 12,500,000 shares authorized as of September 30, 2020 and December 31, 2019; 6,323,218 and 6,092,432 shares issued as of September 30, 2020 and December 31, 2019, respectively; 6,296,227 and 6,065,441 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	6,322	6,092
Additional paid in capital	188,628,352	188,240,451
Accumulated deficit	(175,702,061)	(166,008,620)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	7,907,941	17,213,251
Total liabilities and stockholders' equity	$8,696,414	$21,546,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenue:
Royalty revenue	$115,934	$–	$285,610	$–
Total revenue	115,934	–	285,610	–

Operating costs and expenses:
Research and development	(573,061)	(3,520,638)	(1,240,612)	(4,471,939)
General and administrative	(804,149)	(2,142,505)	(2,519,515)	(3,896,657)
Asset impairment charges	(9,243,128)	(3,283,379)	(9,243,128)	(3,283,379)
Total operating costs and expenses	(10,620,338)	(8,946,522)	(13,003,255)	(11,651,975)
Loss from operations	(10,504,404)	(8,946,522)	(12,717,645)	(11,651,975)

Other income (expense):
Other income (expense)	585	(223)	643	267
Interest income, net	24,931	46,617	105,043	46,930
Total other income	25,516	46,394	105,686	47,197

Loss before income taxes	(10,478,888)	(8,900,128)	(12,611,959)	(11,604,778)

Income tax benefit	2,918,518	–	2,918,518	–

Net loss	$(7,560,370)	$(8,900,128)	$(9,693,441)	$(11,604,778)

Deemed dividend	–	(1,404,932)	–	(5,284,379)

Net loss applicable to common stockholders	$(7,560,370)	$(10,305,060)	$(9,693,441)	$(16,889,157)

Basic and diluted net loss per share	$(1.20)	$(2.67)	$(1.55)	$(9.07)

Weighted-average shares of common stock outstanding, basic and diluted	6,296,227	3,862,936	6,272,722	1,861,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2020

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of July 1, 2020	2,774,394	$2,774	6,323,218	$6,322	$188,517,553	$(168,141,691)	$253,734	$(5,281,180)	$15,357,512

Share-based expense	–	–	–	–	110,799	–	–	–	110,799
Net loss	–	–	–	–	–	(7,560,370)	–	–	(7,560,370)
Balance as of September 30, 2020	2,774,394	$2,774	6,323,218	$6,322	$188,628,352	$(175,702,061)	$253,734	$(5,281,180)	$7,907,941

NINE MONTHS ENDED SEPTEMBER 30, 2020

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2020	2,774,394	$2,774	6,092,432	$6,092	$188,240,451	$(166,008,620)	$253,734	$(5,281,180)	$17,213,251
Issuance of common stock to vendor	–	–	1,188	1	(1)	–	–	–	–
Share-based expense	–	–	–	–	388,131	–	–	–	388,131
Exercise of purchase warrants	–	–	229,598	229	(229)	–	–	–	–
Net loss	–	–	–	–	–	(9,693,441)	–	–	(9,693,441)
Balance as of September 30, 2020	2,774,394	$2,774	6,323,218	$6,322	$188,628,352	$(175,702,061)	$253,734	$(5,281,180)	$7,907,941

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,693,441)	$(11,604,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	–	3,031,226
Asset impairment charges	9,243,128	3,283,379
Deferred income taxes	(2,918,518)	–
Depreciation	757	3,366
Amortization of right of use asset	20,042	16,629
Gain on sale of property and equipment	–	(2,000)
Gain on settlement with vendor	(143,639)	–
Share-based expense	388,131	683,104
Issuance of warrants in connection with reverse stock split	–	63,536
Vendor share-based expense	–	47,427
Changes in operating assets and liabilities:
Prepaid expenses and other assets	273,052	(297,712)
Accounts payable, accrued expenses and other liabilities	(483,045)	54,171
Net cash used in operating activities	(3,313,533)	(4,721,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	–	2,000
Net cash provided by investing activities	–	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in July 2019 public offering	–	13,421,950
Net proceeds from issuance of common stock and warrants in March 2019 registered direct offering	–	2,699,050
Proceeds from exercise of warrants	–	5,009
Net cash provided by financing activities	–	16,126,009

Net change in cash	(3,313,533)	11,406,357
Cash at beginning of period	10,367,920	638,115

Cash at end of period	$7,054,387	$12,044,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$8

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset acquired in exchange for lease liability	$–	$43,330
Issuance of common stock to vendor	$1	$7
Issuance of common stock to acquire in-process research and development	$–	$3,031,226
Issuance of common stock to adjust for Reverse Stock Split	$–	$1
Issuance of common stock from cashless exercise of purchase warrants	$229	$1,890

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company had an accumulated deficit of approximately $175.7 million at September 30, 2020 as compared to an accumulated deficit of approximately $166.0 million at December 31, 2019. Working capital was approximately $7.2 million and $9.7 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, our working capital decreased by $2.5 million primarily due to our net loss for the nine months ended September 30, 2020. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the near term in order to continue the pursuit of its business plan and continue as a going concern.

The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. During 2019, the Company completed two stock offerings that resulted in $16.1 million of net proceeds to the Company. The Company believes that its existing resources will be adequate to fund the Company’s operations through mid-2021. However, the Company anticipates it may need additional capital in the near term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond its control.

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

2.	Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March and continuing into November, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time is uncertain of the impact this event may have on the Company’s future operations. The extent to which the COVID-19 pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

3.	Summary of Significant Accounting Policies

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

For the three and nine months ended September 30, 2020 and 2019, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

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

4.	Significant Strategic Collaborations

The Company has entered into various research, development, license and supply agreements with Takeda Pharmaceuticals Co. Ltd. (“Takeda”), Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2020. In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $116,000 and $286,000 were recorded as revenue by the Company during the three and nine months ended September 30, 2020, respectively. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. There were no remaining performance obligations and all other revenue recognition criteria were met. There were no amounts recognized under this sublicense agreement during the three and nine months ended September 30, 2019. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and nine months ended September 30, 2020 and 2019, respectively.

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

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
Office and computer equipment	$42,289	$42,289
Furniture and fixtures	14,738	14,738
Property and equipment – at cost	57,027	57,027
Less accumulated depreciation	(57,027)	(56,270)
Property and equipment – net	$–	$757

There was no depreciation expense for the three months ended September 30, 2020. Depreciation expense was approximately $1,000 for the three months ended September 30, 2019 and approximately $800 and $3,000 for the nine months ended September 30, 2020 and 2019, respectively.

6.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired and is not amortized. The Company assessed goodwill for impairment at least annually, or when events or changes in the business environment indicated that the carrying value may not be fully recoverable. The Company performed its annual impairment review during the fourth quarter at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. The Company experienced a significant decline in its stock price during the three months ended September 30, 2019 resulting in a drop in its market capitalization indicating potential impairment. As a result, the Company performed an interim impairment test during the three months ended September 30, 2019 to determine the fair value of the reporting unit using its market capitalization, concluding that the fair value of the reporting unit is less than the carrying amount in excess of Goodwill, therefore fully impairing Goodwill. For the three and nine months ended September 30, 2019, the Company recorded an asset impairment charge of $3.3 million in our condensed consolidated statement of operations related to Goodwill. A reconciliation of the change in the carrying value of Goodwill is as follows:

Balance as of January 1, 2019	$3,283,379
Impairment	(3,283,379)
Balance as of September 30, 2019	$–

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is in-process research and development (“IPR&D”) relating to the Company’s business combination with SymbioTec in 2012. IPR&D is tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, although it is to be tested at least annually until the project is completed or abandoned. The Company completed an impairment analysis of the IPR&D as of September 30, 2020 and concluded that the following factors indicate that the IPR&D was impaired: a decision by management to delay indefinitely any further development of the IPR&D and to not support the underlying intellectual property; the failure to sell or license the IPR&D to a third party; and the reduction in market capitalization. For the three and nine months ended September 30, 2020, the Company recorded an asset impairment charge of $9.2 million in our condensed consolidated statement of operations, which represents the excess of the IPR&D asset’s carrying value over its estimated fair value. No indefinite-lived intangible asset impairment was recorded during the year ended December 31, 2019. A reconciliation of the change in the carrying value of Indefinite-Lived Intangible Assets is as follows:

Balance as of January 1, 2019	$9,243,128
No changes	–
Balance as of December 31, 2019	9,243,128
Impairment	(9,243,128)
Balance as of September 30, 2020	$–

7.	Fair Value Measurements

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

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of September 30, 2020 and December 31, 2019, collaboration warrants to purchase 30,307 and 32,412 shares of common stock were outstanding, respectively. During the nine months ended September 30, 2020, collaboration warrants to purchase 2,105 shares expired. No collaboration warrants expired during the three months ended September 30, 2020. The outstanding warrants as of September 30, 2020 have an average weighted exercise price of $124.74 and expiration dates ranging from April 2021 through May 2021. No collaboration warrants were granted or exercised in connection with collaboration or consulting services during the three and nine months ended September 30, 2020 and 2019, respectively.

In addition, the Company has outstanding warrants to purchase an aggregate of 378,453 and 658,557 shares of common stock in connection with debt and equity financing arrangements as of September 30, 2020 and December 31, 2019, respectively. These warrants have an average weighted exercise price of $38.41 as of September 30, 2020 and expiration dates ranging from March 2021 through September 2026. There were prefunded warrants to purchase approximately 0.5 million and 0.6 million shares of Common Stock issued during the three and nine months ended September 30, 2019, respectively, of which approximately 0.5 million were exercised during the three and nine months ended September 30, 2019 with the remaining 0.1 million of prefunded warrants having been exercised during the fourth quarter of 2019. As of December 31, 2019, there were no pre-funded warrants outstanding. During the three and nine months ended September 30, 2019 debt and equity warrants to purchase approximately 2.5 million and 2.6 million shares of common stock were granted and 1.9 million debt and equity warrants were exercised during the three and nine months ended September 30, 2019. During the nine months ended September 30, 2020, debt and equity financing warrants to purchase approximately 0.2 million shares of common stock were exercised on a cashless one-for-one basis. In addition, approximately 0.1 million of debt and equity warrants expired during the nine months ended September 30, 2020. No debt and equity warrants expired during the nine months ended September 30, 2019.

9.	Share-Based Expense

Total share-based expense related to stock options, restricted stock units (“RSUs”) and common stock awards were approximately $0.1 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and approximately $0.4 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$13,078	$38,843	$39,372	$81,921
General and administrative expenses	97,721	208,594	348,759	648,610
	$110,799	$247,437	$388,131	$730,531

Employee Stock Options

There were no employee stock options or RSUs granted or exercised during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company granted 50,000 stock option awards. The weighted average grant date fair value per option share was $1.18. Key assumptions used in the Black-Scholes option pricing model for options granted during the three and nine months ending September 30, 2019 were the Company’s stock price, a risk free rate of 1.60%, an expected life of 5.5 years and an expected volatility of 119.11%. There were no employee stock options exercised during the nine months ended September 30, 2019. The Company recognized a total of $0.1 million and $0.2 million of compensation expense related to employee stock options during the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.7 million during the nine months ended September 30, 2020 and 2019, respectively.

Non-Employee Stock Options

The Company did not grant any non-employee stock options during the nine months ended September 30, 2020 and 2019. There were no non-employee stock options exercised during the nine months ended September 30, 2020 and 2019. The Company recognized approximately $4,000 and $11,000 of expense during the three and nine months ended September 30, 2020, respectively. The Company did not recognize any expense related to non-employee stock options during the three and nine months ended September 30, 2019, respectively.

Common Stock Awards

During the three and nine months ended September 30, 2019, the Company granted 7,153 and 9,026 common stock awards, respectively, based on the value of the professional services provided and the average stock price during the respective periods. As all services were rendered during the three and nine months ended September 30, 2019, approximately $15,000 and $47,000 of expense related to common stock awards was recognized, respectively. There were no common stock awards granted during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company issued 1,188 shares related to these awards. As of September 30, 2020, there were 7,406 common stock awards authorized but not issued.

10.	Income Taxes

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $26.5 million and $25.9 million as of September 30, 2020 and December 31, 2019, respectively.

As of December 31, 2019, the net deferred tax liability of $2.9 million on the condensed consolidated balance sheets is related to book and tax basis differences for intangible assets with indefinite lives. In accordance with ASC 740-10-30-18, the deferred tax liability related to the intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. This results in a net deferred tax liability, even though the Company has a full valuation allowance on its other net deferred tax assets. During the three and nine months ended September 30, 2020, the related intangible assets were impaired and the net deferred tax liability was eliminated. As a result, the Company recorded an income tax benefit of $2.9 million during the three and nine months ended September 30, 2020. There was no provision for income taxes for the three and nine months ended September 30, 2019 as the Company incurred losses during both periods.

As of September 30, 2020 and December 31, 2019, the Company did not record any unrecognized tax positions.

11.	Commitments

The Company determines whether an arrangement is a lease at inception. On October 1, 2020, the Company entered into a two-year lease for its corporate headquarters in Framingham, Massachusetts. This lease calls for total future minimum rent payments of approximately $78,000 and has a termination date of September 30, 2022. The Company does not have options to extend, termination options or material residual value guarantees. As the lease agreement was not executed until October 1, 2020, the Company will record a right-of-use (“ROU”) asset and corresponding lease liability of approximately $71,000 in the fourth quarter of 2020. As the lease does not provide an implicit rate, we used our incremental borrowing rate (10.2%) based on the information available at the lease’s commencement date in determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Nine Months Ended September 30,
2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$20,042

As the Company’s existing operating lease expired on September 30, 2020, there was no ROU or lease liability reflected on the September 30, 2020 balance sheet.

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

During the third quarter of 2019, the Company entered into a Sponsored Research Agreement with Pharmsynthez (the “SRA”) related to experiments identified by the Company to support its efforts for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which is refundable on pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. The Company expensed approximately $0.2 million related to this agreement during the nine months ended September 30, 2020. The Company did not record any expense during the three months ended September 30, 2020 as the Company and Pharmsynthez entered into a Master Services Agreement (“MSA”) on June 12, 2020 that terminated and superseded the SRA. As of September 30, 2020 and December 31, 2019, approximately $0.1 million and $0.2 million, respectively, was recorded as an advanced payment and included in Prepaid expenses and other on the condensed consolidated balance sheets.

In October 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the August 2011 Stock Subscription and Collaborative Development of Pharmaceutical Products Agreement between the Company and SynBio. The Pharmsynthez Loan has a term of 15-months and accrues interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $13,000 and $38,000 of interest income related to this loan during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Pharmsynthez Loan was included in Prepaid expenses and other on the condensed consolidated balance sheets. As of December 31, 2019, the Pharmsynthez Loan was included in Other assets on the condensed consolidated balance sheets.

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

The Company and Pharmsynthez executed a work order on June 12, 2020 (the “Work Order”) under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of the Company’s XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order are currently expected to take approximately 20 months unless earlier terminated in accordance with the MSA. Under the terms of the Work Order, the Company paid Pharmsynthez $51,000 as an initial payment for trial startup costs, which amount was credited against the amounts paid under the SRA. The Work Order provides for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites, which will be further credited against the SRA. The total cost under the Work Order is currently estimated to be approximately $1.8 million. Additionally, the Work Order provides for milestone payments of up to an aggregate of $1,050,000, or, in the Company’s sole discretion, up to an aggregate of 1,000,000 shares of the Company’s common stock, to be paid or issued, as applicable, by the Company upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order. For the three and nine months ended September 30, 2020, the Company expensed $34,000 under the Work Order.

13.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that other than described in Note 11, there were no such events requiring recognition or disclosure in the financial statements.

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

Some factors that could cause actual results to differ materially include without limitation:

•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, on our financial condition and results of operations;
•	our failure to meet the continued listing requirements of the Nasdaq Capital Market;
•	our need to raise additional working capital in the future for the purpose of further developing our XCART technology and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including integration of the acquisition of the XCART technology;
•	product development and commercialization risks, including our ability to successfully develop the XCART technology;
•	the impact of adverse safety outcomes and clinical trial results for CAR-T cell therapies;
•	our ability to secure and maintain a manufacturer for the XCART technology;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the SEC.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on progressing XCART™, a personalized CAR T platform technology engineered to target patient- and tumor-specific neoantigens. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. XCART has the potential to fuel a robust pipeline of the therapeutic assets targeting high-value oncology indications. The XCART technology, developed by the Scripps Research Institute (“Scripps Research”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry, is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. We are currently advancing XCART preclinical efforts through strategic collaborations with Scripps Research and Pharmsynthez.

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

Although we hold a broad patent portfolio, the focus of our internal development efforts during the three and nine months ended September 30, 2020 and during 2019 was limited to winding down the XBIO-101 Phase 2 trial and preliminary development efforts associated with the XCART technology.

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

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March and continuing into November, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. We continue to evaluate the effects of the COVID-19 pandemic on our business, and while our operations were not materially affected during the first nine months of 2020 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2020 and 2019

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2020 to the fiscal quarter ended September 30, 2019 is as follows:

Description	Quarter Ended September 30, 2020	Quarter Ended September 30, 2019	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$115,934	$–	$115,934	100.0
Operating costs and expenses:
Research and development	(573,061)	(3,520,638)	(2,947,577)	(83.7)
General and administrative	(804,149)	(2,142,505)	(1,338,356)	(62.5)
Asset impairment charges	(9,243,128)	(3,283,379)	5,959,749	181.5
Total operating costs and expenses	(10,620,338)	(8,946,522)	1,673,816	18.7
Loss from operations	(10,504,404)	(8,946,522)	1,557,882	17.4
Other income (expense):
Other income (expense)	585	(223)	808	362.3
Interest income, net	24,931	46,617	(21,686)	(46.5)
Loss before income taxes	$(10,478,888)	$(8,900,128)	$1,578,760	17.7
Income tax benefit	2,918,518	–	2,918,518	100.0
Net loss	$(7,560,370)	$(8,900,128)	$(1,339,758)	(15.1)

Revenue

For the three months ended September 30, 2020, revenue represented royalty revenue related to our right to sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”). Royalty payments earned on sales by the sublicensee during the second quarter of 2020 were recorded as revenue by us during the three months ended September 30, 2020. We anticipate recognizing these royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. As the reported sales are not reliably measurable until we receive notification from Takeda, we expect to recognize revenue from these royalty payments in the quarter subsequent to the actual sales by the sublicensee. We did not recognize any revenue for the three months ended September 30, 2019.

Research and Development Expenses

Overall, research & development (“R&D”) expenses for the three months ended September 30, 2020 decreased by $2.9 million, or 83.7% to $0.6 million from $3.5 million in the comparable quarter in 2019 primarily due to in-process research and development (“IPR&D”) expense of $3.0 million. During the three months ended September 30, 2019, the Company expensed $3.0 million of IPR&D associated with the Company’s acquisition of the XCART technology. There was no similar expense in 2020. Excluding the $3.0 million of IPR&D expense from total R&D expense of $3.5 million, R&D expense for the three months ended September 30, 2019 was approximately $0.5 million compared to $0.6 million for the same period in 2020.

The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended September 30, 2020 and 2019:

	Quarter Ended,
Category of Expense	September 30, 2020	September 30, 2019
IPR&D expense	$–	$3,031,226
Outside services and contract research organizations	422,748	313,957
Salaries and wages	73,127	72,809
Share-based expense	13,078	38,843
Other	64,108	63,803
Total research and development expense	$573,061	$3,520,638

The increase in outside services and contract research organizations expense was primarily due to increased spending on our XCART pre-clinical development efforts, which were substantially offset by decreased spending on our XBIO-101 Phase 2 clinical trial during the three months ended September 30, 2020 compared to the same period in the prior year. Costs related to the phase 2 clinical trial were generally lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 was $0.8 million, decreasing by approximately $1.3 million, or 62.5%, compared to the same period in the prior year, primarily due to $1.1 million of transaction costs associated with the XCART acquisition incurred during the three months ended September 30, 2019. There was no similar expense for the comparable period in 2020. Excluding the $1.1 million of transaction costs associated with the XCART acquisition from the total G&A expense of $2.1 million, G&A expenses for the three months ended September 30, 2019 was $1.0 million compared to $0.8 million for the same period in 2020. The $0.2 million, or 22.7%, decrease was primarily due to a decrease in share-based expense during the three months ended September 30, 2020 compared to the same period in 2019.

Asset Impairment Charges

Asset impairment charges were $9.2 million for the three months ended September 30, 2020 compared to $3.3 million for the three months ended September 30, 2019. During the third quarter of 2020, we recorded an asset impairment charge of $9.2 million related to our IPR&D. During the third quarter of 2019, we recorded an asset impairment charge of $3.3 million related to our Goodwill.

Other Income (Expense)

Other income was approximately $600 for the three months ended September 30, 2020 compared to approximately $200 of other expense for the same period in 2019. This increase in other income was primarily related to changes in foreign currency exchange rates during the third quarter of 2020 as compared to the same period in 2019.

Interest Income, net

Interest income, net decreased to approximately $25,000 during the three months ended September 30, 2020 as compared to approximately $47,000 for the same period in the prior year. This decrease is primarily due to a decrease in cash and lower interest rates in the third quarter of 2020 as compared to the third quarter of 2019.

Income Tax Benefit

Income tax benefit of $2.9 million for the three months ended September 30, 2020 was due to the impairment of IPR&D during the third quarter of 2020. There was no similar benefit during the same period in the prior year.

Comparison of Nine Months Ended September 30, 2020 and 2019

The comparison of our historical results of operations for the nine months ended September 30, 2020 to the nine months ended September 30, 2019 is as follows:

Description	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$285,610	$–	$285,610	100.0
Operating costs and expenses:
Research and development	(1,240,612)	(4,471,939)	(3,231,327)	(72.3)
General and administrative	(2,519,515)	(3,896,657)	(1,377,142)	(35.3)
Asset impairment charges	(9,243,128)	(3,283,379)	5,959,749	181.5
Total operating costs and expenses	(13,003,255)	(11,651,975)	1,351,280	11.6
Loss from operations	(12,717,645)	(11,651,975)	1,065,670	9.1
Other income:
Other income	643	267	376	140.8
Interest income, net	105,043	46,930	58,113	123.8
Loss before income taxes	(12,611,959)	(11,604,778)	1,007,181	8.7
Income tax benefit	2,918,518	–	2,918,518	100.0
Net loss	$(9,693,441)	(11,604,778)	$(1,911,337)	(16.5)

Revenue

For the nine months ended September 30, 2020, revenue represented royalty revenue related to our right to sublicense agreement with Takeda. Royalty payments earned on sales by the sublicensee during the fourth quarter of 2019 and the first and second quarters of 2020 were recorded as revenue by us during the nine months ended September 30, 2020. We anticipate recognizing these royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. As the reported sales are not reliably measurable until we receive notification from Takeda, we expect to recognize revenue from these royalty payments in the quarter subsequent to the actual sales by the sublicensee. We did not recognize any revenue for the nine months ended September 30, 2019.

Research and Development Expenses

Overall, R&D expenses for the nine months ended September 30, 2020 decreased by $3.2 million, or 72.3% to $1.2 million from $4.5 million in the comparable period in 2019, primarily due to IPR&D expense of $3.0 million. During the nine months ended September 30, 2019, the Company expensed $3.0 million of IPR&D associated with the Company’s acquisition of the XCART technology. There was no similar expense in 2020. Excluding the $3.0 million of IPR&D expense from total R&D expense of $4.5 million, R&D expense for the nine months ended September 30, 2019 was $1.4 million compared to $1.2 million for the nine months ended September 30, 2020, a decrease of $0.2 million, or 13.9%.

The table below sets forth the R&D costs incurred by us, by category of expense, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended,
Category of Expense	September 30, 2020	September 30, 2019
IPR&D expense	$–	$3,031,226
Outside services and contract research organizations	797,038	986,369
Salaries and wages	275,024	227,257
Share-based expense	39,372	115,253
Other	129,178	111,834
Total research and development expense	$1,240,612	$4,471,939

The decrease in outside services and contract research organizations expense was primarily due to decreased spending on our XBIO-101 phase 2 clinical trial during the nine months ended September 30, 2020 as compared to same period in the prior year. Costs related to the phase 2 clinical trial were generally lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101. The decrease in XBIO-101 costs were substantially offset by increased costs associated with our XCART pre-clinical development efforts. Salaries and wages increased during the nine months ended September 30, 2020 due to slightly higher employee related costs, which was partially offset by lower share-based expense.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.4 million, or 35.3% for the nine months ended September 30, 2020, to $2.5 million from $3.9 million in the comparable period in 2019, primarily due to $1.1 million of transaction costs associated with the XCART acquisition incurred during the nine months ended September 30, 2019. There was no similar expense for the comparable period in 2020. Excluding the $1.1 million of transaction costs associated with the XCART acquisition from total G&A expenses of $3.9 million, G&A expenses for the nine months ended September 30, 2019 was $2.8 million, compared to $2.5 million for the nine months ended September 30, 2020, a decrease of $0.3 million, or 9.8%. This decrease was primarily due to lower share-based expense and a gain on settlement of certain vendor amounts related to the close-out of our XBIO-101 trial. These decreases were partially offset by increased employee costs during the nine months ended September 30, 2020 compared to the same period in the prior year.

Asset Impairment Charges

Asset impairment charges were $9.2 million for the nine months ended September 30, 2020 compared to $3.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we recorded an asset impairment charge of $9.2 million related to our IPR&D. During the nine months ended September 30, 2019, we recorded an asset impairment charge of $3.3 million related to our Goodwill.

Other Income

Other income was approximately $600 for the nine months ended September 30, 2020 compared to approximately $300 for the same period in 2019. This increase was primarily related to changes in foreign currency exchange rates during the nine months ended September 30, 2020 as compared to the same period in 2019.

Interest Income, net

Interest income, net increased to approximately $105,000 during the nine months ended September 30, 2020 as compared to approximately $47,000 for the same period in the prior year. This increase is primarily due to interest earned on the net proceeds from our July 2019 public offering for nine months in 2020 compared to two-and-half months in the comparable period in 2019.

Income Tax Benefit

Income tax benefit of $2.9 million for the nine months ended September 30, 2020 due to impairment of IPR&D during the third quarter of 2020. There was no similar benefit during the same period in the prior year.

Non-GAAP Measures

In the Company’s narrative discussion of operations above, we exclude the impact of non-cash expenses and the impact of the Company’s acquisition of the XCART technology from certain operating measures, which narrative discussion includes reconciliation of such adjusted financial measures to the directly comparable GAAP financial measure. We believe these adjusted operating measures may provide investors with useful information regarding our underlying performance from period to period and allow investors to better understand our results of operations. Management uses these adjusted measures when assessing the performance of the business.

Liquidity and Capital Resources

We incurred a net loss of approximately $9.7 million for the nine months ended September 30, 2020. We had an accumulated deficit of approximately $175.7 million at September 30, 2020 as compared to an accumulated deficit of approximately $166.0 million at December 31, 2019. Working capital was approximately $7.2 million at September 30, 2020 and $9.7 million at December 31, 2019, respectively. During the nine months ended September 30, 2020, our working capital decreased by $2.5 million primarily due to our net loss for the nine months ended September 30, 2020. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the near term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At September 30, 2020, we had approximately $7.1 million in cash and $0.8 million in current liabilities. At December 31, 2019, we had approximately $10.4 million in cash and $1.4 million in current liabilities.

We have historically relied upon sales of our equity securities to fund our operations. From 2005 until September 30, 2020 we have raised approximately $76.0 million in proceeds from offerings of our common and preferred stock and received approximately $20.0 million from revenue producing activities. More than 90% of the milestone and sublicense revenue received to date has been from a single collaborator, Takeda. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. During 2019, we completed two stock offerings that resulted in $16.1 million of net proceeds to us. We believe that our existing resources will be adequate to fund our operations through mid-2021. However, we anticipate we may need additional capital in the near term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond our control.

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2020 of approximately $3.3 million was primarily due to our net loss for the period, offset by non-cash charges associated with asset impairment charges, deferred income taxes, share-based expense, and settlement of certain amounts payable to a vendor related to the close-out of our XBIO-101 trial. Cash flows used in operating activities for the nine months ended September 30, 2019 totaled approximately $4.7 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with asset impairment charges, acquired IPR&D and share-based expense.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2020. Cash flows provided by investing activities for the nine months ended September 30, 2019 totaled $2,000, which represented proceeds from the sale of property and equipment.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the nine months ended September 30, 2020. Cash flows provided by financing activities for the nine months ended September 30, 2019 totaled approximately $16.1 million representing net proceeds from our registered direct offering in March 2019 and our public offering in July 2019.

Contractual Obligations and Commitments

As of September 30, 2020, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020, as amended on April 29, 2020.

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

ITEM 1A – RISK FACTORS

Except as provided below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020, as amended on April 29, 2020, and as updated by our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 and for the quarter ended June 30, 2020.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock. Failure to regain compliance with Nasdaq listing rules could affect the market price of our Common Stock and liquidity and reduce our ability to raise capital.

Currently, our Common Stock trades on the Nasdaq Capital Market. On October 29, 2020, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, the Company has until April 27, 2021 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company's common stock must be at least $1.00 for a minimum of ten consecutive business days prior to the Compliance Date. In the event the Company does not regain compliance by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify for this second compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Our financial condition, results of operations, business and cash flow may be negatively affected by a public health crisis such as the recent coronavirus (COVID-19) outbreak.

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

Although the Company’s operations were not materially affected in the nine months ended September 30, 2020 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 12, 2020	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

