Form 10-K
period 2020-12-31
Xenetic Biosciences, Inc.
filed 2021-03-16
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2020

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completely second fiscal quarter, based upon the closing price of the registrant’s common stock on the NASDAQ Capital Market on that date of $1.02, was approximately $6,136,160. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2021, the number of outstanding shares of the registrant’s Common Stock was 8,746,692.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K for its 2021 Annual Meeting of Stockholders. The registrant intends to file a definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2020.

XENETIC BIOSCIENCES, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

In some cases, these statements may be identified by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “seek,” “approximately,” “intend,” “predict,” “potential,” “projects,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Some factors that could cause actual results to differ materially include without limitation:

•	our need to raise additional working capital in the future for the purpose of further developing our XCART technology and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers, including integration of the acquisition of the XCART technology;
•	product development and commercialization risks, including our ability to successfully develop the XCART technology;
•	the impact of adverse safety outcomes and clinical trial results for CAR T cell therapies;
•	our ability to secure and maintain a manufacturer for the XCART technology;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;

ii

•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Summary Risk Factors

Our business is subject to numerous risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K. Some of the principal risks relating to our business include:

•	We have never been profitable and may never achieve or sustain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.
•	We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

iii

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

•	Our business is substantially dependent on the success of XCART.
•	We are an early stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.
•	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our pharmaceutical products.
•	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.
•	If we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate or the approval may be for a more narrow indication than we expect.
•	If we obtain regulatory approval for a drug candidate, our drug candidate will remain subject to regulatory scrutiny.
•	The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
•	The commercial potential of a pharmaceutical candidate in development is difficult to predict. If the market size for a new drug candidate or technology is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.
•	Failure to obtain or maintain adequate coverage and reimbursement for our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
•	We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.
•	We may not be successful in our efforts to identify or discover additional pharmaceutical products.
•	The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
•	If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.
•	We expect to rely on third-parties to conduct, supervise and monitor our clinical studies, and if these third-parties perform in an unsatisfactory manner, it may harm our business.
•	Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.
•	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
•	If we enter into one or more collaborations, we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.
•	We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest a significant amount of resources to develop these capabilities.
•	Our reliance on third-parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

iv

•	If we fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.
•	Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.
•	We may not be able to protect our intellectual property rights throughout the world.
•	If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.
•	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third-parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Our inability to protect our confidential information and trade secrets would harm our business and competitive position.
•	We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.
•	Our future success depends on our ability to retain principal members of our executive team, consultants and advisors and to attract, retain and motivate qualified personnel.
•	We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
•	We are a party to collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.
•	An active, liquid and orderly market for our Common Stock or Purchase Warrants may not develop.
•	The market price of our securities may be highly volatile, and you may not be able to sell our securities.
•	Our preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of the holders of our preferred stock differing from those of our common stockholders.
•	We have, in the past, failed to satisfy certain continued listing requirements on Nasdaq and could fail to satisfy those requirements again in the future which could affect the market price of our Common Stock and liquidity and reduce our ability to raise capital.

v

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company focused on progressing XCART, a personalized CAR T platform technology engineered to target patient- and tumor-specific neoantigens. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. XCART has the potential to fuel a robust pipeline of the therapeutic assets targeting high-value oncology indications. The XCART technology, developed by the Scripps Research Institute (the “Scripps Research”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. We are currently advancing XCART preclinical efforts through strategic collaborations with Scripps Research and PJSC Pharmsynthez (“Pharmsynthez”).

More than 70,000 new cases of non-Hodgkin Lymphoma (“NHL”) are diagnosed each year in the United States, and more than 19,000 patients die of this group of diseases annually. Most forms of NHL, including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL, are incurable with available therapies, except for allogeneic stem cell therapy (“allo-SCT”). However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft versus host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant portion relapse or have refractory disease, and the outcome of these patients is poor.

CAR T cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors (“CARs”). High objective response rates have been reported in some hematological malignancies, but patients treated with CAR T cell therapies can have serious and sometimes fatal toxicities, which include instances in which the CAR T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which CAR T cells have attacked healthy organs. In each case, these toxicities have sometimes resulted in death. Hematopoietic Stem Cell Transplant (“HSCT”), also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections or cancer recurrence due to the lack of an effective immune system following a transplant.

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

Additionally, we are leveraging our proprietary drug delivery platform, PolyXen, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid to prolong a drug's circulating half-life and potentially improve other pharmacological properties.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development with biotechnology and pharmaceutical industry collaborators with the goal of creating what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the Food and Drug Administration (“FDA”) nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner.

We also have oncology therapeutic investigational drug candidate XBIO-101 (sodium cridanimod) for the treatment of progestin resistant endometrial cancer. We commenced a Phase 2 trial under an IND in 2017 for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy, with the first patient dosed in October 2017. We closed patient enrollment in the trial in March 2019 as a result of slower than expected progress on the trial resulting from patient enrollment and retention challenges and have suspended further development of XBIO-101. We currently have no plans to continue development of XBIO-101.

Although we hold a broad patent portfolio, the focus of our internal development efforts in 2020 was limited to winding down the XBIO-101 Phase 2 trial and preliminary development efforts associated with the XCART technology.

We were incorporated under the laws of the State of Nevada in August 2011. We, directly or indirectly, through our wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic U.K.”), and its wholly-owned subsidiaries, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated (“XTI”) and SymbioTec, GmbH (“SymbioTec”), own various U.S. federal trademark registrations and applications, and unregistered trademarks and service marks, including but not limited to XCART, OncoHist, PolyXen, ErepoXen and ImuXen.

Our Strategy

In July 2019 we acquired the XCART platform, a novel CAR T technology engineered to target patient- and tumor-specific neoantigens (see “Our Technology and Drug Candidates” for a description of the technology). We believe these personalized T cell therapies have the potential to offer cancer patients substantial benefits over the existing standard of care and currently approved CAR T therapies. We plan to initially apply the XCART technology to develop cell-based therapeutics for the treatment of B-cell Lymphomas with our primary focus to advance this technology through regulatory approval and commercialization. We also intend to pursue industry collaborations and potential licenses to develop XCART for other uses and indications.

We plan to opportunistically advance our PolyXen platform technology by entering into collaborative out-license arrangements with pharmaceutical companies who could apply the necessary resources for advancing drug candidates through to commercialization. These arrangements would provide support to us in the form of access to partner-generated clinical data, which is informative when contemplating potential monetization of our proprietary technology in other markets. One aim of these efforts would be to drive incremental shareholder value and generate working capital to assist in providing the funding required to support our XCART development efforts.

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

Business Developments

XCART Technology

On May 15, 2020, we entered into a Research Funding and Option Agreement with Scripps Research (the “Scripps Agreement”), pursuant to which we have agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding is payable by us to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted us a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, we have the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement.

On June 12, 2020, we entered into a Master Services Agreement with Pharmsynthez (“MSA”) to advance the development of our XCART technology for B-cell malignancies. Under the MSA, Pharmsynthez agreed to provide services pursuant to work orders agreed upon by the parties from time to time, which services include, but are not limited to, acting as our primary contract research organization to assist in managing collaborations with multiple academic institutions in Russia and Belarus. We are required to pay reasonable fees, expenses and pass-through costs incurred by Pharmsynthez in providing the services in accordance with a budget and payment terms set forth in each work order. Additionally, in the event that a work order provides for milestone payments, we are required to make such payments to Pharmsynthez, or third party service providers designated by Pharmsynthez, in accordance with the terms set forth in the work order, which milestone payments may be made, at our sole discretion, in cash or shares of our common stock, par value $0.001 (the “Common Stock”).

We executed a work order with Pharmsynthez on June 12, 2020 (the “Work Order”) under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of our XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order are expected to take approximately 20 months unless earlier terminated in accordance with the MSA. Under the terms of the Work Order, we paid Pharmsynthez $51,000 as an initial payment for trial startup costs, which amount was credited against the amounts paid under the Sponsored Research Agreement entered into with Pharmsynthez in the third quarter of 2019 (the “SRA”). The Work Order provides for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites, which will be further credited against the SRA. The total cost under the Work Order is currently estimated to be approximately $1.8 million. Additionally, the Work Order provides for milestone payments of up to an aggregate of $1,050,000, or, in our sole discretion, up to an aggregate of 1,000,000 shares of our Common Stock, to be paid or issued, as applicable, by us upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order.

Increase in Authorized Shares

On December 4, 2020, our shareholders voted to approve an amendment to our Articles of Incorporation to increase the authorized shares of Common Stock to 50,000,000 shares (the “Authorized Share Increase”). We filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect the Authorized Share Increase as of December 4, 2020.

Registered Direct Offering

On December 10, 2020, we entered into a Securities Purchase Agreement with certain institutional and accredited investors named therein, pursuant to which we agreed to issue and sell, in a registered direct offering, 2,448,980 shares of our Common Stock, par value $0.001 per share, at an offering price of $2.45 per share. The offering resulted in gross proceeds of approximately $6.0 million before deducting the placement agent’s fees and related offering expenses. The shares were offered by us pursuant to a prospectus supplement to our effective shelf registration statement on Form S-3 (Registration No. 333-227572), which was initially filed with the Securities and Exchange Commission (“SEC”) on September 27, 2018, and was declared effective on October 12, 2018. The offering closed on December 14, 2020.

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

During the year ended December 31, 2020, the focus of our internal development efforts was limited to winding down the XBIO-101 Phase 2 trial and preliminary development efforts associated with the XCART technology. We have not been actively pursuing development efforts for PolyXen, OncoHist and ImuXen and impaired our In-Process Research and Development asset, OncoHist, in 2020. As a result, we anticipate that the focus of our future internal development efforts will be limited to research and development of our XCART technology.

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

Research, Outside Services and Collaborations

Through partner efforts, we are developing our pipeline of next-generation bio-therapeutics and novel oncology drugs based on our XCART and PolyXen proprietary technologies. In order to do this while efficiently managing our overhead, we rely on the services of contract manufacturers and CROs and our strategic collaborations. We currently do not have in-house research facilities to pursue these initiatives. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent on several important collaborations and strategic arrangements including our arrangements with:

•	Pharmsynthez, including its wholly-owned subsidiary SynBio LLC (“SynBio”), a beneficial owner of approximately 5.1% of our Common Stock;

•	Serum Institute of India Limited (“Serum Institute”), one of the world’s largest vaccine manufacturers and one of India’s largest biotech companies; and

•	Takeda Pharmaceuticals Co. Ltd (together with its wholly owned subsidiaries, “Takeda”), a global biopharmaceutical leader.

Accordingly, in addition to pursuing our development of the XCART technology, we also have significant interests in drug candidates being developed by our collaborators to treat other conditions. We may collect some combination of milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. However, other than royalty payments under a sublicense with Takeda and potential royalty payments from SynBio under our collaboration agreement, we do not anticipate any milestone or royalty payments in the near term, if at all. For further detail, please read the section titled “Significant Collaborations and Strategic Arrangements” below.

Our Drug Candidate Pipeline

Our product pipeline contains a number of drug candidates under development internally and with our biotechnology and pharmaceutical collaborators. The following discussion summarizes key information regarding our current drug candidates, organized by our internal programs and our collaborators’ programs:

XCART

XCART is a personalized CAR T cell platform technology engineered to target patient-specific tumor neoantigens. We believe XCART has the potential to offer cancer patients substantial benefits over the existing standard of care and currently approved CAR T therapies including enhanced safety and efficacy of cell therapy for B-cell lymphomas. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas.

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

We have collaboration agreements with SynBio and Serum Institute to develop and launch ErepoXen in limited markets pursuant to which we will collect royalties if they are successful in these efforts.

SynBio received regulatory approval and commenced a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this clinical trial and filed a registration dossier to obtain approval of Epolong in Russia. In February 2021, Pharmsynthez reported in a press release that it expects that the Russian stage of registration activities will be completed in 2021 and that it will be able to start production of the product as early as the first quarter of 2022.

Serum Institute conducted Phase I and Phase II clinical trials of ErepoXen in 95 human subjects. These safety trials, which had no significant drug-related adverse events, provided us with the data to commence a Phase II, repeat dosing, International Conference on Harmonisation of Technical Requirements for Pharmaceuticals for Human Use compliant clinical trial for ErepoXen in Australia, New Zealand and South Africa for CKD patients not on dialysis. We completed three cohorts of this study and then terminated the study.

In addition, Serum Institute finished Phase I/II clinical trials in India of ErepoXen for in-center-dialysis patients. Serum Institute may seek to leverage SynBio’s trial data and potential Russian marketing authorization to request a waiver for a Phase III clinical trial in India, subject to local regulatory authority approval.

Pipeline Expansion Opportunities

Operating under licenses from us within their home markets, our collaborators can potentially generate preclinical and clinical data related to our technologies across a wide spectrum of therapeutic areas. Under these agreements, we retain all rights for major markets and co-own the clinical data. We therefore have the opportunity to utilize the data in our decision-making process regarding development and commercialization in major markets. We expect to be able to utilize the results from substantially all of the clinical toxicity data and other clinical data generated in the development of PolyXen for a variety of orphan oncology indications and next generation biologic drugs.

Significant Collaborations and Strategic Arrangements

Takeda

We are a party to an exclusive research, development and license agreement with Takeda, related to the development of a novel series of polysialylated blood coagulation factors. This collaboration with Takeda relies on our PolyXen technology to conjugate PSA to therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. The agreement grants Takeda a worldwide, exclusive, royalty-bearing license to our PSA patented and proprietary technology in combination with Takeda’s proprietary molecules designed for the treatment of blood and bleeding disorders. The first program under this agreement was a next generation Factor VIII protein product candidate (“SHP656”).

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

In October 2017, we entered into a Right of Sublicense Agreement (the “Sublicense Agreement”) with Takeda that granted to Takeda the right to grant a nonexclusive sublicense to certain patents related to our PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders (“Covered Products”). Pursuant to the Sublicense Agreement, Takeda (i) paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and (ii) agreed to pay us single digit royalty payments based upon net sales of the Covered Products throughout the term. Royalty payments on net sales of the Covered Products commenced in late 2019.

SynBio LLC

In August 2011, we entered into a stock subscription and collaborative development agreement with SynBio (the “Co-Development Agreement”), pursuant to which we granted SynBio an exclusive license to develop, market and commercialize certain drug candidates utilizing molecules based on SynBio’s technology and our PolyXen, OncoHist and ImuXen platform technologies in Russia and the CIS, collectively referred to herein as the SynBio Market. In exchange for our granting to SynBio those certain license rights, SynBio granted an exclusive license to us to use any preclinical and clinical data generated by SynBio and to engage in the development and commercialization of drug candidates that may arise from the collaboration in any territory outside of the SynBio Market based upon the Co-Development Agreement.

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

SynBio is wholly responsible for funding and conducting their own research and clinical development activities in Russia, and we are wholly responsible for funding and conducting our own research and clinical development activities in the U.S., Europe and elsewhere outside the SynBio Market. There are no milestones or other research-related payments provided for under the Co-Development Agreement other than fees for the provision of each party’s respective research supplies based on their technology. Upon successful commercialization of any resultant products, we are entitled to receive low double digit royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories subject to the terms of the Co-Development Agreement. For the years ended December 31, 2020 and 2019, there were no supply service revenues in connection with the Co-Development Agreement. The Co-Development Agreement continues until it is terminated in accordance with the terms and conditions set forth therein. SynBio is a wholly-owned subsidiary of Pharmsynthez and all ownership percentages held by SynBio are combined with Pharmsynthez.

PJSC Pharmsynthez

In November 2009, we entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which we granted an exclusive license to Pharmsynthez to develop, commercialize and market six drug candidates based on our PolyXen and ImuXen technology anywhere within Russia and the CIS, as well as certain clinical and research data developed by us on the six product candidates. In exchange, Pharmsynthez granted us an exclusive license to use any preclinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates in any territory outside of Russia and the CIS at our own expense.

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

Pharmsynthez is wholly responsible for funding and conducting its own research and clinical development activities in Russia. We are wholly responsible for funding and conducting our own research and clinical development activities in the U.S., Europe and the rest of the world outside of Russia and the ex-CIS regions. There are no milestones or other research related payments provided for under the Pharmsynthez Arrangement other than royalties. The Pharmsynthez Arrangement shall continue until it is terminated in accordance with the terms and conditions set forth therein.

Pharmsynthez directly, and indirectly through SynBio, has a share ownership in us of approximately 5.1% of the total outstanding Common Stock as of December 31, 2020. In addition to its Common Stock ownership, Pharmsynthez holds outstanding warrants to purchase our Common Stock, approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 11, Stockholders’ Equity), and all of our issued and outstanding Series A Preferred Stock (as defined in Note 11, Stockholders’ Equity) through SynBio.

During the third quarter of 2019, we entered into the SRA with Pharmsynthez related to experiments identified by us to support our efforts for the initial tech transfer of the XCART methods to a future academic collaborator. On June 12, 2020, we entered into the MSA and Work Order with Pharmsynthez to advance the development of our XCART technology for B-cell malignancies. The MSA terminated and superseded the SRA. For further detail, please read the section titled “Recent Developments” above.

During the fourth quarter of 2019, we entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which we advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Co-Development Agreement. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt (“Kevelt”), and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. Effective January 23, 2021, we entered into a First Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to January 2022. The terms of the Pharmsynthez Loan Extension call for two (2) equal monthly principal payments of $25,000 in each of January 23, 2021 and February 28, 2021 and the payment of all outstanding accrued interest in six (6) equal installments from January 31, 2021 through June 30, 2021. In addition, the Pharmsynthez Loan Extension requires monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from July 2021 through January 2022. All other terms of the Pharmsynthez Loan remain in effect.

Serum Institute

In August 2011, we entered into a collaborative research and development agreement with Serum Institute (the “Serum Agreement”) providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, PSA-EPO. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement. The Serum Agreement continues until it is terminated in accordance with the terms and conditions set forth therein. Through December 31, 2020, we and Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by us related to the Serum Institute arrangement during the years ended December 31, 2020 and 2019. Serum Institute had a share ownership of less than 1% of our total outstanding Common Stock as of December 31, 2020.

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

As of February 3, 2021, we directly or indirectly own, through our wholly-owned subsidiaries, Hesperix and Xenetic U.K., and Xenetic U.K.’s wholly-owned subsidiaries, Lipoxen, XTI and SymbioTec, more than 170 U.S. and international patents and pending patent applications that cover various aspects of our technologies. We have acquired or filed patent applications, and plan to file additional patent applications, covering various aspects of our XCART platform technology including all rights throughout the world in and to patents and patent applications related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, respectively, as well as our other product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates and methods of administering polymer conjugates.

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

In certain situations, where we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by limitations of our access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee that we will not be accused of, or be determined to be, infringing on a third-party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

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

Manufacturing and Supply

We do not have the capability to manufacture our own materials necessary to support our drug candidate development programs nor do we intend to acquire such capability as part of our present business strategy. We currently have agreements in place with Serum Institute whereby Serum Institute would produce clinical materials for use in the development of drug candidates involving our PolyXen technology, including candidates developed by our partners. We do not have any agreements in place to manufacture clinical materials for use in the development of our XCART technology and anticipate seeking a third party manufacturer, including potentially an academic collaborator pursuant to the Pharmsynthez MSA, for our clinical supply needs.

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

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application up to a maximum of five years extension. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for extension of the patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date where reasonably obtainable and depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

In December of 2020, the Trump administration issued interim final rules focused on attempting to lower drug prices, including permitting the importation of certain drugs from Canada, most-favored nation pricing for certain drug categories under Medicare Part B and modifications to the Medicare Part D drug rebate program by modifying the U.S. federal Anti-Kickback Statute. This rule was blocked from taking effect on January 4, 2021 by a Federal judge stating that the rule was rushed and the public was not provided time to give comment as required by the Administrative Procedures Act. There is also pending litigation to stay the changes to the Medicare Part D and Anti-Kickback Statute. The Biden administration has delayed the implementation of this rule until January of 2023, if it is not otherwise stayed.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the former President Trump signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. This case is currently being considered by the Supreme Court after oral arguments. The Texas U.S. District Court Judge, as well as the presidential administration and the Centers for Medicare and Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, but it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier.

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

Employees

At December 31, 2020, we employed four full-time employees. We are not a party to any collective bargaining agreement with our employees; nor are any of our employees a member of any labor unions.

To complement our own professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance, preclinical and clinical development, accounting and business development. These individuals include scientific advisors as well as independent consultants.

Competition

The pharmaceutical and biotechnology industries are characterized by intense competition and rely heavily on the ability to move quickly, adapt to changing medical and market needs, and to develop and maintain strong intellectual property positions. We believe that the development experience of our Scientific Advisory Board and our scientific and management team, as well as the strength and promise of our drug candidates, provide us with a competitive advantage; nevertheless, we face potential competition from a myriad of sources many of which operate with greater resources and more mature products. These include pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Competition is intense and is expected to increase.

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

There are currently four CAR T therapies approved in the U.S. and EU: Novartis’ Kymriah (tisagenlecleucel); Gilead Sciences, Inc.’s and Kite Pharma’s Yescarta (axicabtagene ciloleucel) and Tecartus (brexucabtagene autoleucel); and Bristol Myers Squibb Breyanzi (lisocabtagene maraleucel). However, there are over 100 CAR T therapy products in development with more than 35 being allogeneic and off-the-shelf cell therapies. In addition, depending on the diseases that our CAR T therapies target, we may face competition in the indication of interest from both CAR T therapies and other modalities such as small molecules and antibodies.

T-cell based treatments for cancer, such as CAR T and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. XCART therapies may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, which we estimate to include over 20 other companies.

PSA for Drug Delivery

Current competing platforms include PEGylation, Fc-fusion, albumin-fusion, HESylation, PASylation, and CTP-fusion, among others.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our drug candidates, XCART, XBIO-101 and PolyXen, our biological platform technology, and researching additional drug candidates. We have no products approved for commercial sale and have generated only limited revenue to date. Due to capital constraints in 2020 we focused solely on winding down the XBIO-101 Phase 2 trial and preliminary development efforts associated with the XCART technology. Our primary focus is on advancing the XCART technology through regulatory approval and commercialization and that we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of December 31, 2020, we had an accumulated deficit of approximately $176.9 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

Developing drug candidates is an expensive, risky and lengthy process, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our drug candidates.

As of December 31, 2020, we had cash of approximately $11.5 million. We expect that we will require additional capital to commence and complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. For example, on December 14, 2020, we completed the registered direct Common Stock offering, which resulted in gross proceeds of approximately $6.0 million before deducting the placement agent’s fees and related offering expenses. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, equity interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets.

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

Our business will substantially depend on the successful clinical development, regulatory approval and commercialization of the XCART platform technology. It will require substantial clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. We have, and plan to continue to, pursue our clinical development strategy through academic and strategic collaborations. For example, in 2020, we entered into the Scripps Agreement and the MSA with Pharmsynthez to advance the development of the XCART technology. If we have difficulty maintaining these collaborations, or obtaining, or are unable to obtain, and maintaining additional academic collaborations as planned, we may need to delay, limit or terminate any ongoing or planned clinical development, which would have an adverse effect on our business. The clinical trials and manufacturing and marketing of XCART and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or EMA regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing or identify an academic collaboration partner to continue to fund our research, development and clinical programs, we cannot assure you that XCART or any of our other product candidates will be successfully developed or commercialized.

We are an early stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

We currently do not have any products that have gained marketing approval. We have invested substantially all of our efforts and financial resources developing ErepoXen, OncoHist, XBIO-101 and, more recently XCART. Our revenues to date consist primarily of collaboration and royalty revenue from a single partner and not from product sales. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and eventual commercialization of our drug candidates. We currently generate royalty revenue under a sub-license agreement but do not have revenue from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan we will need to successfully:

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

Before obtaining marketing approval from regulatory authorities for the sale of our current and future drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidates. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	Delays in reaching a consensus with regulatory agencies on study design;
•	Delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	Delays in obtaining required IRB, or Independent Ethics Committee approval at each clinical study site;
•	Delays in recruiting suitable patients to participate in our clinical studies;
•	Imposition of a clinical hold by regulatory agencies, including after an inspection of our clinical study operations or study sites;
•	Failure by our CROs, other third-parties or us to adhere to clinical study requirements;
•	Failure to perform in accordance with the FDA’s GCP, or applicable regulatory requirements in other countries;
•	Delays in the testing, validation, manufacturing and delivery of our drug candidates to the clinical sites;
•	Delays in having patients complete participation in a study or return for post-treatment follow-up;
•	Clinical study sites or patients dropping out of a study;
•	Occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits; or
•	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We may seek to obtain orphan drug designation for our active drug candidates for any qualifying indications they may be approved for in the future. Even if we obtain such designations, we may not be the first to obtain marketing approval of our drug candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication, or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, even if we seek orphan drug designation for our drug candidates, we may never receive such designations.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. In addition, on January 20, 2017, former President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 12, 2017, former President Trump issued another executive order requiring the Secretaries of HHA and the Departments of Labor, and Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited duration health insurance plans, which are generally not subject to the requirements of the ACA, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, former President Trump signed the Tax Cuts and Jobs Act (the “TCJA”) into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate. In part, as a result of the repeal of such penalties, there is litigation pending in various Federal jurisdictions challenging the validity of the ACA and certain cases are now being considered by the United States Supreme Court after oral arguments. Congress or the President of the United States also could consider subsequent legislation or executive action to replace, eliminate or reaffirm elements of the ACA. We will continue to evaluate the effect that the ACA and any future measures to modify, repeal, replace or reaffirm the ACA have on our business. We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation, litigation, or executive action by the President of the United States that is adverse to our business.

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

We rely on CROs, clinical investigators and clinical study sites to ensure our clinical studies are conducted properly and on time. We will have limited influence over the performance by CROs, clinical investigators and clinical study sites and we will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our drug candidate development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates. For our XCART technology, we intend to seek to leverage the manufacturing expertise and capability of an academic or strategic collaborator during early development.

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

We have no internal manufacturing capabilities. As a result, for manufacturing we depend on third-party manufacturers. Our strategy is based on leveraging the ability of collaboration partners to develop and manufacture our products for commercialization in the pharmaceutical marketplace and we will be dependent on collaborations with drug development and manufacturing collaborators. If we are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence or other clinical studies, preparing and submitting regulatory applications, and distributing and marketing pharmaceutical products and as such we are reliant on contract parties for such efforts. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all.

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

Because we rely on third-parties to manufacture our pharmaceutical products, and because we collaborate with various organizations and academic institutions on the development of our pharmaceutical products, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third-parties to use or disclose our confidential information, such as trade secrets. The need to share trade secrets and other confidential information when working with third parties increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Our success and ability to compete are substantially dependent on our patents, proprietary formulations and trademarks. There can be no assurance that our patents and associated trademarks and licenses will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects. Further, we may find it necessary to legally challenge parties infringing our patents or trademarks or licensed trademarks to enforce our rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other IP rights would be successful.

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

We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies is intense and expected to increase. The large and rapidly growing market for oncology treatments is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing cancer treatments and Immuno-oncology technologies including CAR T. Many, if not all, of these companies have greater financial and other resources and development capabilities than we do. Many of our competitors also have greater collective experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. There can be no assurance that our under-development drug candidates will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Additionally, there can be no assurance that the development by others of new or improved drugs will not make our pharmaceutical products superfluous or obsolete.

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

As of December 31, 2020, we had four full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have entered into several agreements with our stockholders.

We have in the past, and may continue to enter into from time to time, agreements with our stockholders, which may result in conflicts of interest. In addition, these arrangements may not have been negotiated at arm’s length and may contain terms and conditions that are not in our best interest.

Our preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of the holders of our preferred stock differing from those of our common stockholders.

The holders of our preferred stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any Common Stock or any series of preferred stock ranked junior to such class of preferred stock. The existence of a liquidation preference may reduce the value of our Common Stock, make it harder for us to sell shares of Common Stock in offerings in the future, or prevent or delay a change of control. Additionally, each share of Series A preferred stock and Series B preferred stock are convertible into shares of our Common Stock, subject to an Issuable Maximum and subject to certain adjustments, which may cause significant dilution to our common stockholders. The preferential rights could result in divergent interests between the holders of shares of preferred stock and holders of our Common Stock.

The issuance of future shares of Common Stock may result in dilution to our stockholders.

On December 4, 2020, shareholders of the Company voted to approve the Authorized Share Increase and we filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect the Authorized Share Increase as of December 4, 2020. As of March 11, 2021, we had approximately 8.7 million shares of Common Stock outstanding, excluding 1.7 million of potentially dilutive Common Stock related to outstanding Preferred Stock, warrants, options, restricted stock and Common Stock awards.

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

Currently, our Common Stock trades on the Nasdaq Capital Market. During 2020, we received notifications from Nasdaq informing us that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and that the Company, therefore, was not in compliance with the bid price requirements for continued listing on Nasdaq. Although we have since cured these deficiencies, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any Nasdaq listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of our Common Stock and your ability to sell our securities in the secondary market.

General Risk Factors

Our financial condition, results of operations, business and cash flow may be negatively affected by a public health crisis such as the coronavirus (COVID-19) outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The global spread of COVID-19 has created, and continues to create, significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our Common Stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic or possible resurgence of the pandemic or continued emergence of new strains of COVID-19; the availability of an effective vaccine and the speed with which it is administered to the public; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the Coronavirus Aid, Relief, and Economic Security Act).

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

We record non-cash charges related to share-based expense, which could fluctuate materially as the Company expects to continue to issue share-based payments awards and may adversely impact our results of operations.

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

We are subject to the periodic reporting requirements of the Exchange Act. Any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which may have a material adverse effect on our business and results of operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 – PROPERTIES

We occupy a facility consisting of approximately 1,700 square feet of office space at 40 Speen Street in Framingham, Massachusetts. The lease is for 24 months through September 2022. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms nearby.

In addition, we lease 360 sq. ft. of office space in Miami, Florida. The lease provided for an initial term of 12 months, which commenced on December 1, 2016, and has been extended through November 30, 2021. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms either within its current space or nearby.

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

There are no matters, as of December 31, 2020, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed for trading on The NASDAQ Capital Market under the symbol “XBIO.”

Holders of Record

As of March 11, 2021, there were 425 holders of record of our Common Stock.

Dividends

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

Equity Compensation Plan Information

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

During the quarter ended December 31, 2020, we did not repurchase any of our outstanding securities.

ITEM 6 – SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on progressing XCART™, a personalized Chimeric Antigen Receptor (“CAR”) T platform technology engineered to target patient- and tumor-specific neoantigens. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. XCART has the potential to fuel a robust pipeline of the therapeutic assets targeting high-value oncology indications. The XCART technology, developed by the Scripps Research Institute (“Scripps Research”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry, is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. We are currently advancing XCART preclinical efforts through strategic collaborations with Scripps Research and PJSC Pharmsynthez (“Pharmsynthez”).

Additionally, we are leveraging our proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid to prolong a drug's circulating half-life and potentially improve other pharmacological properties.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the United States (“U.S.”) by the Food and Drug Administration (“FDA”) nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner.

We also have oncology therapeutic investigational drug candidate XBIO-101™ (sodium cridanimod) for the treatment of progestin resistant endometrial cancer. We commenced a Phase 2 trial under an Investigational New Drug filing in 2017, for the potential treatment of progesterone receptor negative endometrial cancer in conjunction with progesterone therapy, with the first patient dosed in October 2017. We closed patient enrollment in the trial in March 2019 as a result of slower than expected progress on the trial resulting from patient enrollment and retention challenges and have suspended further development of XBIO-101. We currently have no plans to continue development of XBIO-101.

Although we hold a broad patent portfolio, the focus of our internal development efforts during the year ended December 31, 2020 was limited to winding down the XBIO-101 Phase 2 trial and preliminary development efforts associated with our XCART technology.

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

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as it satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

We are required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. We make estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	Collaborative partners performing research and development and pre-clinical activities;
•	Program managers in connection with overall program management of clinical trials;
•	CROs in connection with clinical trials; and
•	Investigative sites in connection with clinical trials.

We base our expenses related to research and development, pre-clinical activities and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share-based Expense

Share-based expense includes grants of options and restricted stock units (“RSUs”) to employees and non-employees to purchase shares of our common stock, par value $0.001 (the “Common Stock”), Joint Share Ownership Plan awards to employees, as well as agreements to issue Common Stock in exchange for services provided by non-employees.

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

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite vesting period of the awards. For non-employee options issued in exchange for goods or services consumed in the Company’s operations, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. We generally determine that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is recognized on a straight-line basis over requisite vesting periods of the awards.

We grant common stock awards to non-employees in exchange for services provided. The fair value of common stock awards issued in exchange for services provided by non-employees is generally determined by using the fair value of the services provided, as this provides the most reliable measure of the fair value of the awards granted. Share-based expense is recognized as services are rendered on a straight-line basis. The assumptions used in calculating the fair value of the common stock awards represent our best estimates and involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use different assumptions, share-based expense related to the Common Stock awards could be materially different in the future.

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

Goodwill

We compare the fair value of our reporting unit to its carrying value. An impairment loss, if any, is measured as the excess of the carrying value of goodwill over the fair value of goodwill. We determine our reporting unit by identifying the components of our operating segment with similar economic characteristics based on quantitative and qualitative factors that have discrete financial information available. We determined that we have one reporting unit. We experienced a significant decline in the market price of our stock during 2019 resulting in a drop in our market capitalization indicating potential impairment. The Company determined the fair value of the reporting unit using its market capitalization and concluded that the fair value of the reporting unit was less than the carrying amount in excess of Goodwill. As result, we recorded an asset impairment charge of $3.3 million during the year ended December 31, 2019 and, therefore, no Goodwill was recorded as of December 31, 2020 and 2019, respectively.

Indefinite-lived Intangible Assets

IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. We compare the fair value of the intangible asset to its carrying value. An impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. During 2019, we used the quantitative method and determined the fair value of the indefinite-lived intangible asset exceeded its carrying value as of October 1, 2019. During 2020, we completed an impairment analysis of the IPR&D and concluded that the following factors indicate that the IPR&D was impaired: a decision by management to delay indefinitely any further development of the IPR&D and to not support the underlying intellectual property; the failure to sell or license the IPR&D to a third party; and the reduction in market capitalization. As a result, we recorded an asset impairment charge of $9.2 million during the year ended December 31, 2020 representing the excess of the IPR&D asset’s carrying value over its estimated fair value. Indefinite-lived intangible assets were approximately $0 and $9.2 million at December 31, 2020 and 2019, respectively.

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

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing into 2021, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. We continue to evaluate the effects of the COVID-19 pandemic on our business, and while our operations were not materially affected during the year ended December 31, 2020 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Results of Operations

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2020 to the year ended December 31, 2019.

Description	2020	2019	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$436,942	$17,066	$419,876	2,460.3%
Operating costs and expenses:
Research and development	(1,731,406)	(4,889,340)	(3,157,934)	(64.6)%
General and administrative	(3,400,071)	(4,731,176)	(1,331,105)	(28.1)%
Asset impairment charges	(9,243,128)	(3,283,379)	5,959,749	181.5%
Total operating costs and expenses	(14,374,605)	(12,903,895)	1,470,710	11.4%
Loss from operations	(13,937,663)	(12,886,829)	1,050,834	8.2%
Other income (expense):
Other income (expense)	(492)	3,315	(3,807)	(114.8)%
Interest income, net	126,171	108,489	17,682	16.3%
Loss before income taxes	(13,811,984)	(12,775,025)	1,036,959	8.1%
Income tax benefit	2,918,518	–	2,918,518	100.0%
Net loss	$(10,893,466)	$(12,775,025)	$(1,881,559)	(14.7)%

Revenue

Revenue for the year ended December 31, 2020 increased by $0.4 million, or 2,460.3%, to $0.4 million from approximately $17,000 for the year ended December 31, 2019. The increase in revenue represents a full year of royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) compared to only three months of royalties in 2019 as sales by the sublicensee of the product generating the royalty commenced during the third quarter of 2019.

Research and Development Expense

Overall, R&D expenses for the year ended December 31, 2020 decreased by $3.2 million, or 64.6% to $1.7 million from $4.9 million for the year ended December 31, 2019 primarily due to IPR&D expense of $3.0 million in the prior year. During the year ended December 31, 2019, we expensed $3.0 million of IPR&D associated with our acquisition of the XCART technology. There was no similar expense in 2020. Excluding the $3.0 million of IPR&D expense for the year ended December 31, 2019 from total R&D expense of $4.9 million, R&D expense for the year ended December 31, 2019 was $1.9 million compared to $1.7 million for the year ended December 31, 2020, a decrease of approximately $127,000, or 6.8%.

The table below sets forth the research and development expenses incurred by category of expense for the year ended December 31, 2020 and 2019.

	Year ended December 31,
Category of Expense	2020	2019
IPR&D expense	$–	$3,031,226
Outside services and Contract Research Organizations	1,203,582	1,357,820
Share-based expense	49,191	156,964
Personnel costs	342,883	297,651
Other	135,750	45,679
Total research and development expense	$1,731,406	$4,889,340

The decrease in outside services and contract research organizations expense was primarily due to decreased spending on our XBIO-101 phase 2 clinical trial during the year ended December 31, 2020 as compared to the prior year. Costs related to the phase 2 clinical trial were significantly lower as we closed patient enrollment during the first quarter of 2019 and suspended further development of XBIO-101. The decrease in XBIO-101 costs were substantially offset by increased costs related to our XCART pre-clinical development efforts in 2020. Salaries and wages increased during the year ended December 31, 2020 due to slightly higher employee related costs, which was partially offset by lower share-based expense.

General and Administrative Expense

General and administrative expenses decreased by approximately $1.3 million, or 28.1% for the year ended December 31, 2020, to $3.4 million from $4.7 million in 2019, primarily due to approximately $1.1 million of transaction costs associated with the XCART acquisition incurred during the year ended December 31, 2019. There was no similar expense for the comparable period in 2020. Excluding the $1.1 million of transaction costs associated with the XCART acquisition for the year ended December 31, 2019 from total G&A expenses of $4.7 million, G&A expenses for the year ended December 31, 2019 were $3.6 million, compared to $3.4 million for the year ended December 31, 2020, a decrease of approximately $228,000, or 6.3%. This decrease was primarily due to lower share-based expense and a gain on settlement of certain vendor amounts related to the close-out of our XBIO-101 trial. These decreases were partially offset by increased employee costs during the year ended December 31, 2020 compared to the same period in the prior year.

Asset Impairment Charges

Asset impairment charges were $9.2 million for the year ended December 31, 2020 compared to $3.3 million for the year ended December 31, 2019. During the year ended December 31, 2020, we recorded an asset impairment charge of $9.2 million related to our IPR&D. During the year ended December 31, 2019, we recorded an asset impairment charge of $3.3 million related to our Goodwill.

Other Income (Expense)

Other expense was approximately $500 for the year ended December 31, 2020 compared to approximately $3,300 of other income for the same period in 2019. This decrease in other income was primarily related to changes in foreign currency exchange rates during the year ended December 31, 2020 as compared to the same period in 2019.

Interest Income, net

Interest income, net increased to approximately $126,000 during the year ended December 31, 2020 as compared to approximately $108,000 for the same period in the prior year. This increase is primarily due to interest earned on our loan receivable with Pharmsynthez partially offset by a decrease in interest income on invested funds.

Income Tax Benefit

Income tax benefit of $2.9 million for the year ended December 31, 2020 was due to the impairment of IPR&D in 2020. There was no similar benefit during the same period in the prior year.

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

Liquidity and Capital Resources

We incurred a net loss of approximately $10.9 million for the year ended December 31, 2020. We had an accumulated deficit of approximately $176.9 million at December 31, 2020 as compared to an accumulated deficit of approximately $166.0 million at December 31, 2019. Working capital was approximately $11.4 million at December 31, 2020 and $9.7 million at December 31, 2019, respectively. During the year ended December 31, 2020, our working capital increased by $1.8 million due to our December 2020 registered direct Common Stock offering resulting in $5.4 million in net proceeds to us. This increase in working capital was substantially offset by our net loss for the year ended December 31, 2020. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At December 31, 2020, we had approximately $11.5 million in cash and $0.9 million in current liabilities. At December 31, 2019, we had approximately $10.4 million in cash and $1.4 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On December 4, 2020, we closed on a $6.0 million registered direct Common Stock offering resulting in $5.4 million of net proceeds to us. We believe that this financing, coupled with our existing resources, will be adequate to fund our operations through the first quarter of 2022. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond our control.

Cash Flows from Operating Activities

Cash flows used in operating activities for the year ended December 31, 2020 of approximately $4.3 million was primarily due to our net loss for the period, offset by non-cash charges associated with asset impairment charges, deferred income taxes, share-based expense, and settlement of certain amounts payable to a vendor related to the close-out of our XBIO-101 trial. Cash flows used in operating activities for the year ended December 31, 2019 totaled approximately $6.4 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with asset impairment charges, acquired IPR&D and share-based expense.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the year ended December 31, 2020. Cash flows provided by investing activities for the year ended December 31, 2019 totaled $2,000, which represented proceeds from the sale of property and equipment. As of December 31, 2020, there were no material commitments for capital expenditures.

Cash Flow from Financing Activities

Cash flows from financing activities for the year ended December 31, 2020 totaled approximately $5.4 million representing net proceeds from our registered direct Common Stock offering in December 2020. Cash flows from financing activities for the year ended December 31, 2019 totaled approximately $16.1 million representing net proceeds from our registered direct stock offering in March 2019 and our underwritten stock offering in July 2019.

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

The following tables represent our contractual obligations as of December 31, 2020, aggregated by type:

	Payments Due by Period As of December 31, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$83,649	$54,532	$29,117	$–	$–
Total	$83,649	$54,532	$29,117	$–	$–

Recent Accounting Standards

Refer to Note 3, Summary of Significant Accounting Policies, of the accompanying financial statements set forth in Item 8.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

Description of the Matter

As described in Note 1 to the consolidated financial statements, management believes that the Company has sufficient funding available to it at the date of approval of these financial statements and that it will be able to continue as a going concern for a period of at least twelve months from the date of these financial statements. In making this assessment, management has considered the recent registered direct common stock offering that resulted in approximately $5.4 million of net proceeds, coupled with the Company’s existing resources.

We identified the Company’s assessment of its ability to continue as a going concern and related disclosures as a critical audit matter. The Company prepared future cash flow forecasts which involves judgement and estimation of key variables such as future expected revenue royalty proceeds and costs associated with progressing XCART technology. Auditing the Company’s going concern assessment described above involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts and other assumptions used in the Company’s going concern analysis.

How We Addressed the Matter in Our Audit

We evaluated the assumptions used in the model to estimate the future cash flows for the next twelve months from the date of our opinion by comparing assumptions used by management against historical performance, budgets, and the Company’s strategic plans. We also assessed the key assumptions including those pertaining to revenue royalty proceeds and the timing of significant payments in the cash flow forecast by comparing them to historical data and the underlying agreements. We performed sensitivity analyses on key assumptions such as future expected costs to determine their impact on the projections of future cash flows. Further, we assessed the Company’s disclosures with respect to its going concern assessment.

Revenue Recognition over Royalty Revenue

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company’s sources of revenue include royalty proceeds from a royalty agreement with a third-party based on potential net sales of approved commercial pharmaceutical products which is based on estimated variable consideration. The Company must use significant judgment to determine when the reported sales are reliably measurable, the Company has no remaining performance obligations, and all other revenue recognition criteria are met.  The Company’s policy is to recognize expected royalties as revenue when they are reliably measurable, which is upon receipt of reports from the third-party. The Company typically receives these reports in the quarter subsequent to the actual sublicensee sales.

The principal consideration for our determination that performing procedures relating to revenue recognition, specifically related to management’s estimate of the potential net sales as expected variable consideration, is a critical audit matter that requires significant judgment by management in determining the best estimate of the amount of expected variable consideration. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s identification of expected variable consideration within the royalty contract with the third-party and the judgments made by management used to estimate the best estimate of variable consideration.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating management’s best estimate of the potential net sales by the third-party to determine variable consideration. These procedures also included, among others, (i) evaluating and testing the reasonableness of the significant assumptions used by management, (ii) consideration of both historical or current trends, noting a relative lack of historical experience available in relation to expected amounts and (iii) obtaining and vouching evidence including reports received from the third-party.

Marcum llp

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 16, 2021

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$11,527,552	$10,367,920
Prepaid expenses and other	841,958	722,079
Total current assets	12,369,510	11,089,999
Property and equipment, net	–	757
Goodwill and indefinite-lived intangible assets	–	9,243,128
Other assets	809,985	1,213,042
Total assets	$13,179,495	$21,546,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$327,396	$931,128
Accrued expenses and other current liabilities	609,532	484,029
Total current liabilities	936,928	1,415,157

Deferred tax liability and other long-term liabilities	27,043	2,918,518
Total liabilities	963,971	4,333,675

Commitments and contingent liabilities (Note 14)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of December 31, 2020 and December 31, 2019	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	970	970
Common stock, $0.001 par value; 50,000,000 and 12,500,000 shares authorized as of December 31, 2020 and December 31, 2019; 8,772,198 and 6,092,432 shares issued as of December 31, 2020 and December 31, 2019, respectively; 8,745,207 and 6,065,441 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	8,771	6,092
Additional paid in capital	194,133,511	188,240,451
Accumulated deficit	(176,902,086)	(166,008,620)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	12,215,524	17,213,251
Total liabilities and stockholders' equity	$13,179,495	$21,546,926

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019

Revenue
Royalty revenue	$436,942	$17,066
Total revenue	436,942	17,066

Operating costs and expenses:
Research and development	(1,731,406)	(4,889,340)
General and administrative	(3,400,071)	(4,731,176)
Asset impairment charges (Note 7)	(9,243,128)	(3,283,379)
Total operating costs and expenses	(14,374,605)	(12,903,895)
Loss from operations	(13,937,663)	(12,886,829)

Other income (expense):
Other income (expense)	(492)	3,315
Interest income, net	126,171	108,489
Total other income	125,679	111,804

Loss before income taxes	(13,811,984)	(12,775,025)

Income tax benefit	2,918,518	–

Net loss	(10,893,466)	(12,775,025)

Deemed dividend	–	(5,284,379)

Net loss applicable to common stockholders	$(10,893,466)	$(18,059,404)

Basic and diluted loss per share	$(1.70)	$(6.33)

Weighted-average shares of common stock outstanding, basic and diluted	6,392,381	2,852,464

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2019	2,774,394	$2,774	810,856	$811	$168,170,244	$(153,233,595)	$253,734	$(5,281,180)	$9,912,788
Issuance of common stock and warrants in March 2019 registered direct offering, net of issuance costs	–	–	86,667	87	2,698,963	–	–	–	2,699,050
Issuance of common stock and warrants in July 2019 public offering, net of issuance costs	–	–	1,746,666	1,747	13,420,203	–	–	–	13,421,950
Issuance of common stock in connection with purchase of in-process research and development	–	–	624,995	625	3,030,601	–	–	–	3,031,226
Exercise of pre-funded warrants	–	–	612,417	612	5,597	–	–	–	6,209
Exercise of purchase warrants	–	–	2,201,553	2,202	(2,202)	–	–	–	–
Issuance of common stock to vendor	–	–	7,836	7	(7)	–	–	–	–
Issuance of warrants in connection with reverse stock split	–	–	–	–	63,536	–	–	–	63,536
Issuance of common stock to adjust for reverse split rounding	–	–	1,442	1	(1)	–	–	–	–
Deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	5,284,379	–	–	–	5,284,379
Accretion of deemed dividend related to Series B Preferred Stock down round provision	–	–	–	–	(5,284,379)	–	–	–	(5,284,379)
Share-based expense	–	–	–	–	806,090	–	–	–	806,090
Common stock awards to vendors	–	–	–	–	47,427	–	–	–	47,427
Net loss	–	–	–	–	–	(12,775,025)	–	–	(12,775,025)
Balance as of December 31, 2019	2,774,394	$2,774	6,092,432	$6,092	$188,240,451	$(166,008,620)	$253,734	$(5,281,180)	$17,213,251
Issuance of common stock in December 2020 registered direct offering, net of issuance costs	–	–	2,448,980	2,449	5,424,376	–	–	–	5,426,825
Exercise of purchase warrants	–	–	229,598	229	(229)	–	–	–	–
Share-based expense	–	–	–	–	468,914	–	–	–	468,914
Issuance of common stock to vendor	–	–	1,188	1	(1)	–	–	–	–
Net loss	–	–	–	–	–	(10,893,466)	–	–	(10,893,466)
Balance as of December 31, 2020	2,774,394	$2,774	8,772,198	$8,771	$194,133,511	$(176,902,086)	$253,734	$(5,281,180)	$12,215,524

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,893,466)	$(12,775,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	–	3,031,226
Asset impairment charges	9,243,128	3,283,379
Deferred income taxes	(2,918,518)	–
Depreciation	757	4,199
Amortization of right of use asset	28,080	23,288
Gain on sale of property and equipment	–	(2,000)
Gain on settlement with vendor	(143,639)	–
Share-based expense	468,914	806,090
Issuance of warrants in connection with reverse stock split	–	63,536
Vendor share-based expense	–	47,427
Changes in operating assets and liabilities:
Prepaid expenses and other assets	325,662	(653,563)
Accounts payable, accrued expenses and other liabilities	(378,111)	(227,961)
Net cash used in operating activities	(4,267,193)	(6,399,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	–	2,000
Net cash provided by investing activities	–	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in December 2020 registered direct offering	5,426,825	–
Net proceeds from issuance of common stock and warrants in July 2019 public offering	–	13,421,950
Net proceeds from issuance of common stock and warrants in March 2019 registered direct offering	–	2,699,050
Proceeds from exercise of warrants	–	6,209
Net cash provided by financing activities	5,426,825	16,127,209

Net change in cash	1,159,632	9,729,805
Cash at beginning of period	10,367,920	638,115

Cash at end of period	$11,527,552	$10,367,920

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$8

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset obtained in exchange for lease liability	$70,564	$43,330
Issuance of common stock to vendor	$1	$7
Issuance of common stock to acquire in-process research and development	$–	$3,031,226
Issuance of common stock to adjust for Reverse Stock Split	$–	$1
Issuance of common stock from cashless exercise of purchase warrants	$229	$2,202

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on progressing XCART™, a personalized Chimeric Antigen Receptor (“CAR”) T platform technology engineered to target patient- and tumor-specific neoantigens. The Company is initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute (“Scripps Research”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells.

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On December 4, 2020, the Company closed on a $6.0 million registered direct offering of the Company’s common stock, par value $0.001 (the “Common Stock”) resulting in $5.4 million of net proceeds to the Company. The Company believes that this financing, coupled with the Company’s existing resources, will be adequate to fund the Company’s operations through the first quarter of 2022. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond its control.

2.	Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing into 2021, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time is uncertain of the impact this event may have on the Company’s future operations. The extent to which the COVID-19 pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

3.	Summary of Significant Accounting Policies

Preparation of Financial Statements

On June 25, 2019, the Company effected a reduction, on a 1 for 12 basis, in its authorized Common Stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding (the “Reverse Stock Split”). On the effective date of the Reverse Stock Split, (i) every 12 shares of Common Stock were reduced to one share of Common Stock, with any fractional amounts rounded up to one share; (ii) the number of shares of Common Stock into which each outstanding warrant, restricted stock unit, or option to purchase Common Stock were proportionately reduced on the same basis as the Common Stock; (iii) the exercise price of each outstanding warrant or option to purchase Common Stock were proportionately increased on a 1 to 12 basis; and (iv) the number of shares of Common Stock into which each share of Preferred Stock were proportionately reduced on the same basis as the Common Stock. Unless otherwise indicated, all of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1 for 12 Reverse Stock Split.

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

Functional Currency Change

The functional currency for the Company’s foreign subsidiaries is the U.S. dollar. The functional currency of the Company’s UK-based subsidiaries changed from the British Pound Sterling to the U.S. dollar when the Company relocated to the U.S. in 2014. The change in functional currency was applied on a prospective basis. Therefore, any gains and losses that were previously recorded in accumulated other comprehensive income remain unchanged.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2020 and 2019, the carrying amount of certain of the Company’s financial instruments approximates fair value due to their short maturities. See Note 9, Fair Value Measurements, for discussion of the Company’s fair value measurements.

Cash

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities of one year or beyond from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. The Company maintains cash primarily with one major financial institution that management believes is of high credit quality. The carrying amount of cash equivalents approximate their fair value due to the short-term nature of these instruments

Property and Equipment

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

The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company historically had performed its annual impairment review as of October 1. The Company determined that IPR&D was impaired during the year ended December 31, 2020. See Note 7 Goodwill, Indefinite-Lived Intangible Assets and Other Long-Term Assets.

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes to assumptions could potentially lead to impairment. The Company believes its estimates and assumptions are reasonable and otherwise consistent with assumptions market participants would use in their estimates of fair value. However, if future results are not consistent with the Company’s estimates and assumptions, then the Company may be exposed to an impairment charge, which could be material. Use of different estimates and judgments could yield materially different results in the Company’s analysis and could result in materially different asset values or expense.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired and is not amortized. The Company assessed goodwill for impairment at least annually, or when events or changes in the business environment indicated that the carrying value may not be fully recoverable. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired. If the Company chooses to first assess qualitative factors and it is determined that it is not more likely than not goodwill is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company historically had performed its annual impairment review as of October 1 at the reporting unit level. Goodwill may be considered impaired if the carrying value of the reporting unit, including goodwill, exceeds the reporting unit’s fair value. The Company is comprised of one reporting unit. The Company determined that Goodwill was impaired during the year ended December 31, 2019. See Note 7 Goodwill, Indefinite-Lived Intangible Assets and Other Long-term Assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. No such impairments were recorded during the years ended December 31, 2020 and 2019.

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

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as it satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

See also Note 4, Significant Strategic Collaborations.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, pre-clinical development costs, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations and other outside expenses. The Company expenses research and development costs as incurred. The Company expenses upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition.

The Company is required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of the estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

• •	Collaborative partners performing research and development and pre-clinical activities; Program managers in connection with overall program management of clinical trials;
•	CROs in connection with clinical trials; and
•	Investigative sites in connection with clinical trials.

The Company bases its expenses related to research and development, pre-clinical activities and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. As of each of December 31, 2020 and 2019, the Company has recorded accrued program expense of approximately $0.1 million as a component of accrued expenses. In addition, the Company has recorded approximately $0.2 million and $0.7 million of prepayments as a component of prepaid expenses and other current assets as of December 31, 2020 and 2019, respectively.

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

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite vesting period of the awards. For non-employee options issued in exchange for goods or services consumed in the Company’s operations, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. The Company generally determines that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is recognized on a straight-line basis over requisite vesting periods of the awards.

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

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted-average number of shares of the Company’s Common Stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards, prior to exercise, are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation. As of each of December 31, 2020 and 2019, there were approximately 27,000 JSOP awards issued.

For the years ended December 31, 2020 and 2019, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2020 and 2019, approximately 391,000 and 516,000 potentially dilutive securities, respectively, were deemed anti-dilutive.

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

Leases

The Company leases administrative facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. See Note 14, Commitments and Contingent Liabilities for further information.

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

Recent Accounting Standards

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer for a promised good or service that is distinct within the collaborative arrangement. The guidance also precludes entities from presenting amounts related to transactions with a collaborative arrangement participant that is not a customer as revenue, unless those transactions are directly related to third-party sales. ASU 2018-18 is effective in the first quarter of 2020 and should be applied retrospectively to January 1, 2018, when the Company adopted ASC 606. Early adoption is permitted. The new guidance was adopted on January 1, 2020 and it did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The new guidance was adopted on January 1, 2020 and it did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. This may result in earlier recognition of allowance for losses. ASU 2016-13 is effective for smaller reporting public entities for fiscal years beginning after December 15, 2022 but early adoption is permitted. We are currently evaluating the impact of adoption, but we do not anticipate that it will have a material effect on our consolidated financial statements.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly owned subsidiaries, “Takeda”)

The Company is party to an exclusive research, development and license agreement with Takeda related to the development of a novel series of polysialylated blood coagulation factors. This collaboration with Takeda relies on the Company’s PolyXen technology to conjugate polysialic acid (“PSA”) with therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. The agreement grants Takeda a worldwide, exclusive, royalty-bearing license to the Company’s PSA patented and proprietary technology in combination with Takeda’s proprietary molecules designed for the treatment of blood and bleeding disorders.

On October 27, 2017, the Company entered into a Right of Sublicense Agreement (the “Sublicense Agreement”) with Takeda that granted to Takeda the right to grant a nonexclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders (“Covered Products.”) Pursuant to the Sublicense Agreement, Takeda (i) paid the Company a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and (ii) agreed to pay to the Company single digit royalty payments based upon net sales of the Covered Products throughout the term. Royalty payments commenced in 2019 and approximately $437,000 and $17,000 were recorded as revenue by the Company during the years ended December 31, 2020 and 2019, respectively. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. There were no remaining performance obligations and all other revenue recognition criteria were met.

Scripps Research

On May 15, 2020, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding is payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. The Company has paid $0.9 million to Scripps Research under this agreement through December 31, 2020.

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

Pharmsynthez directly, and indirectly through SynBio, LLC (“SynBio”), had a share ownership in the Company of approximately 5.1% and 7.4% of the total outstanding Common Stock as of December 31, 2020 and 2019, respectively. In addition to its Common Stock ownership, Pharmsynthez holds outstanding warrants to purchase our Common Stock, approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 11, Stockholders’ Equity), and all of our issued and outstanding Series A Preferred Stock (as defined in Note 11, Stockholders’ Equity) through SynBio.

During the third quarter of 2019, the Company entered into a Sponsored Research Agreement with Pharmsynthez (the “SRA”) related to experiments identified by the Company to support its efforts for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which is refundable on pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. On June 12, 2020, the Company and Pharmsynthez entered into a Master Services Agreement (“MSA”) to advance the development of the Company’s XCART technology for B-cell malignancies. The MSA terminated and superseded the SRA. The Company expensed approximately $0.2 million related to work performed under these agreements during the year ended December 31, 2020. As of December 31, 2020 and December 31, 2019, approximately $25,000 and $0.1 million, respectively, was recorded as an advanced payment and included in Prepaid expenses and other on the consolidated balance sheets.

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

The Company and Pharmsynthez executed a work order on June 12, 2020 (the “Work Order”) under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of the Company’s XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order are expected to take approximately 20 months unless earlier terminated in accordance with the MSA. Under the terms of the Work Order, the Company paid Pharmsynthez $51,000 as an initial payment for trial startup costs, which amount was credited against the amounts paid under the SRA. The Work Order provides for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites, which will be further credited against the SRA. The total cost under the Work Order is currently estimated to be approximately $1.8 million. Through December 31, 2020, all costs incurred under the MSA were credited against the amounts paid under the SRA. Additionally, the Work Order provides for milestone payments of up to an aggregate of $1,050,000, or, in the Company’s sole discretion, up to an aggregate of 1,000,000 shares of the Company’s Common Stock, to be paid or issued, as applicable, by the Company upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order. For the year ended December 31, 2020, the Company expensed approximately $50,000 under the Work Order related to the milestone payments.

SynBio LLC

In August 2011, SynBio, a wholly-owned subsidiary of Pharmsynthez, and the Company entered into a stock subscription and collaborative development agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop, market and commercialize certain drug candidates utilizing molecules based on SynBio’s technology and the Company’s proprietary technologies (PolyXen, OncoHist and ImuXen) in Russia and CIS, collectively referred to herein as the SynBio Market. In return, SynBio granted an exclusive license to the Company to use the preclinical and clinical data generated by SynBio in certain agreed products and engage in the development of commercial candidates in any territory outside of the SynBio Market.

SynBio and the Company are each responsible for funding and conducting their own research and clinical development activities. There are no milestone or other research-related payments provided for under the Co-Development Agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Serum Institute of India Limited (“Serum Institute”) has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute. Upon successful commercialization of any resultant products, the Company is entitled to receive low double digit royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories, subject to the terms of the Co-Development Agreement.

Through December 31, 2020, SynBio continued to engage in research and development activities with no resultant commercial products. In December 2020, Pharmsynthez reported positive data from SynBio’s Phase 3 clinical study of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging the Company’s PolyXen technology. In February 2021, Pharmsynthez reported in a press release that it had started the registration phase of Epolong by filing a registration dossier to obtain approval in Russia. Pharmsynthez reported in its press release that it expects that the Russian stage of registration activities will be completed in 2021 and that it will be able to start production of the product as early as the first quarter of 2022. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2020 and 2019.

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

Through December 31, 2020, Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2020 and 2019. Serum Institute had a share ownership of less than 1% of the total outstanding Common Stock of the Company as of December 31, 2020 and 2019, respectively. In addition to its Common Stock ownership, Serum Institute holds outstanding warrants to purchase the Company’s Common Stock. See Note 11, Stockholders’ Equity.

5.	Acquisitions

On March 1, 2019 (the “Signing Date”) the Company entered into agreements with Hesperix and Opko Pharmaceuticals LLC (“OPKO”) to acquire the XCART technology. The Company entered into a Share Purchase Agreement, as amended (the “Share Purchase Agreement”), with Hesperix, the owners of Hesperix (each, a “Seller” and collectively, the “Sellers”), and Alexey Andreevich Vinogradov, as the representative of each Seller, pursuant to which the Company purchased from Sellers all of the issued and outstanding shares of capital stock of Hesperix.

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

Also on the Signing Date, the Company entered into an assignment agreement with OPKO (the “OPKO Assignment Agreement”), pursuant to which the Company will acquire and accept, all of OPKO’s right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between Scripps Research and OPKO regarding certain patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer” and in which Scripps Research agreed to grant an exclusive royalty-bearing license, to the patent rights owned by Scripps Research to OPKO, and OPKO has agreed to pay Scripps Research a royalty rate in the low single digit range based on the net sales of products in each country in which, in the absence of the IP License Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent or pending application.

Under the terms of the OPKO Assignment Agreement and the IP License Agreement, the Company issued One Hundred Sixty Four Thousand Sixty Two (164,062) shares of the Company’s Common Stock to OPKO and Fifty-Four Thousand Six Hundred Eighty Seven (54,687) shares of the Company’s Common Stock to Scripps Research at the time of the closing. In addition, the OPKO Assignment Agreement contains customary representations and warranties relating to OPKO and the IP License Agreement.

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

6.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
Office and computer equipment	$42,289	$42,289
Furniture and fixtures	14,738	14,738
Property and equipment – at cost	57,027	57,027
Less accumulated depreciation	(57,027)	(56,270)
Property and equipment, net	$–	$757

Depreciation expense was approximately $1,000 and $4,000 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, the Company sold certain furniture and fixtures for $2,000 resulting in an approximate $2,000 gain.

7.	Goodwill, Indefinite-Lived Intangible Assets and Other Long-Term Assets

Goodwill

The Company experienced a significant decline in the market price of its stock during 2019 resulting in a drop in its market capitalization indicating potential impairment. The Company determined the fair value of the reporting unit using its market capitalization, concluding that the fair value of the reporting unit was less than the carrying amount in excess of Goodwill. As a result, the Company recorded a $3.3 million asset impairment charge during the year ended December 31, 2019, which is presented within operating costs and expenses in the consolidated statements of comprehensive loss. A reconciliation of the change in the carrying value of Goodwill during the year ended December 31, 2019 is as follows:

Balance as of January 1, 2019	$3,283,379
Impairment	(3,283,379)
Balance as of December 31, 2019	$–

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is IPR&D relating to the Company’s business combination with SymbioTec in 2012. IPR&D is tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, although it is to be tested at least annually until the project is completed or abandoned. The Company completed an impairment analysis of the IPR&D during 2020 and concluded that the following factors indicated that the IPR&D was impaired: a decision by management to delay indefinitely any further development of the IPR&D and to not support the underlying intellectual property; the failure to sell or license the IPR&D to a third party; and the reduction in market capitalization. For the year ended December 31, 2020, the Company recorded an asset impairment charge of $9.2 million, which is presented within operating costs and expenses in the consolidated statements of comprehensive loss, representing the excess of the IPR&D asset’s carrying value over its estimated fair value. No indefinite-lived intangible asset impairment was recorded during the year ended December 31, 2019. A reconciliation of the change in the carrying value of Indefinite-Lived Intangible Assets is as follows:

Balance as of January 1, 2019	$9,243,128
No changes	–
Balance as of December 31, 2019	9,243,128
Impairment	(9,243,128)
Balance as of December 31, 2020	$–

Other Long-Term Assets

In 2016, the Company entered into an agreement with Serum Institute for the prepayment of clinical PSA supply in exchange for the Company’s Common Stock. As of December 31, 2020 and 2019, the Company has classified $0.7 million of prepaid clinical supply as long-term as it does not anticipate utilizing the majority of the PSA supply within the next 12 months. No clinical supply was utilized during the years ended December 31, 2020 and 2019.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Co-Development Agreement. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $51,000 and $9,000 of interest income related to this loan during the twelve-months ended December 31, 2020 and 2019, respectively.

Effective January 23, 2021 (the “Effective Date”), the Company entered into a First Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to January 2022. The terms of the Pharmsynthez Loan Extension call for two (2) equal monthly principal payments of $25,000 in each of January 23, 2021 and February 28, 2021 and the payment of all outstanding accrued interest in six (6) equal installments from January 31, 2021 through June 30, 2021. In addition, the Pharmsynthez Loan Extension requires monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from July 2021 through January 2022. All other terms of the Pharmsynthez Loan remain in effect. As a result, approximately $0.1 million was classified as long-term within Other Assets on the consolidated balance sheet with the remaining $0.5 million classified as short term within Prepaid expenses and other. Subsequent to the Effective Date, payments of principal and interest of approximately $0.1 million were received in accordance with the Pharmsynthez Loan Extension.

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Accrued payroll and benefits	$126,615	$68,016
Accrued professional fees	375,694	306,413
Accrued research costs	62,607	80,519
Other	9,134	9,039
	$574,050	$463,987

9.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. As of December 31, 2020 and 2019, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended December 31, 2020 and 2019.

10.	Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. During the year ended December 31, 2020, the Company recognized a deferred tax benefit representing the reversal of its deferred tax liability related to the impairment of its IPR&D. There was no income tax provision (benefit) for the year ended December 31, 2019 as the Company has incurred losses to date.

The components of loss before income taxes are as follows:

	Year ended December 31,
	2020	2019
Domestic (U.S.)	$(4,368,330)	$(4,317,585)
Foreign (U.K.)	(61,867)	(2,302,131)
Foreign (Germany)	(9,357,256)	(3,389,473)
Foreign (Switzerland)	(24,531)	(2,765,836)
Loss before income taxes	$(13,811,984)	$(12,775,025)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit is as follows:

	Year ended December 31,
	2020	2019
Federal	$(2,900,517)	$(2,682,755)
State	(230,238)	(284,724)
Change in valuation allowance	3,089,617	1,878,033
Permanent differences, net	1,399	1,323
Goodwill impairment	–	689,510
Foreign rate differential	(985,231)	381,190
Share-based payments, net	22,267	11,084
Enhanced research and development tax credits	(56,564)	(54,148)
Rate change	(2,015,683)	–
Other items	156,432	60,487
Net benefit for income taxes	$(2,918,518)	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2020	2019
Deferred tax assets:
U.K. net operating loss carryforwards	$10,733,568	$8,984,851
U.K. capital loss carryforwards	1,550,659	1,340,302
U.S. federal net operating loss carryforwards	4,671,789	3,857,973
Switzerland net operating loss carryforwards	72,614	23,510
IPR&D	7,020,109	6,454,240
Share-based payments	1,961,112	2,065,735
Enhanced research and development tax credits	1,375,136	1,219,815
Germany net operating loss carryforwards	636,378	545,852
U.S. state net operating loss carryforwards	1,408,866	1,160,983
Transaction costs	122,892	142,013
Accrued expenses	91,118	72,503
Depreciation	–	5,070
Lease liability	17,082	5,475
Total deferred tax assets before valuation allowance	29,661,323	25,878,322
Valuation allowance for deferred tax assets	(29,644,241)	(25,872,847)
Net deferred tax assets	17,082	5,475
Deferred tax liabilities:
Indefinite-lived intangible asset	–	(2,918,518)
Right of use asset – leases	(17,082)	(5,475)
Total deferred tax liabilities	(17,082)	(2,923,993)
Net deferred liability	$–	$(2,918,518)

For the years ended December 31, 2020 and 2019, the Company had U.K. net operating loss carryforwards of approximately $56.5 million and $52.9 million, respectively, U.S. federal net operating loss carryforwards of approximately $22.2 million and $18.4 million, respectively, U.S. state net operating loss carryforwards of approximately $22.3 million and $18.4 million, respectively, Germany net operating loss carryforwards of approximately $2.0 million and $1.7 million, respectively, and Switzerland net operating loss carryforwards of approximately $0.9 million and $0.3 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. $9.0 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely and the remaining U.S. federal and state net operating loss carryforwards begin to expire in 2032. The Switzerland net operating loss carryforwards begin to expire in 2026.

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

As of December 31, 2020 and 2019, the Company did not record any uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years through 2020 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2020. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

11.	Stockholders’ Equity

Common Stock

Each share of the Company’s Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to share ratably in the assets of the Company available for distribution.

On December 10, 2020, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “2020 Offering”), 2,448,980 shares of the Company’s Common Stock, par value $0.001 per share, at an offering price of $2.45 per share. The net proceeds to the Company from the 2020 Offering were approximately $5.4 million, after deducting expenses of $0.6 million related to the 2020 Offering, including the placement agent’s fees and related offering expenses. The shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-227572), which was initially filed with the SEC on September 27, 2018, and was declared effective on October 12, 2018. The 2020 Offering closed on December 14, 2020.

On December 4, 2020, shareholders of the Company voted to approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock to 50,000,000 shares (the “Authorized Share Increase”). The Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect the Authorized Share Increase as of December 4, 2020.

On July 17, 2019, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Maxim Group LLC (the “Underwriter”), relating to the Company’s offering (the “July 2019 Offering”) of 1,730,000 shares (the “Shares”) of the Company’s Common Stock, Prefunded Warrants to purchase 570,000 shares of Common Stock (the “Prefunded Warrants”), and warrants to purchase 2,300,000 shares of the Common Stock (the “Purchase Warrants,” and together with the Shares and the Prefunded Warrants, the "Firm Securities"). Each Share was sold together with one Purchase Warrant at a combined public offering price of $6.50 per Share and Purchase Warrant. Each Prefunded Warrant purchased was sold together with one Purchase Warrant at a combined public offering price of $6.49 per Prefunded Warrant and Purchase Warrant. The Prefunded Warrants were exercisable beginning on July 17, 2019 at an exercise price of $0.01 per share. The holders of the Prefunded Warrants did not have the right to exercise any portion of the Prefunded Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. The Prefunded Warrants had an intrinsic value of approximately $3.1 million. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter a 45-day option to purchase up to an additional 345,000 shares of Common Stock and/or Purchase Warrants to purchase up to 345,000 shares of Common Stock (the "Additional Securities," and together with the Firm Securities, the "Securities"), at the public offering price less discounts and commissions. The Securities were offered, issued, and sold pursuant to an effective Registration Statement on Form S-1 (Reg. No. 333-231508) and accompanying prospectus filed with the SEC under the Securities Act of 1933, as amended.

On the Closing Date, the Company completed the July 2019 Offering resulting in gross proceeds to the Company of approximately $15.0 million before deducting the underwriting discount and offering fees and expenses payable by the Company. In addition, on the Closing Date, the Underwriter exercised its overallotment option with respect to 160,000 Purchase Warrants, resulting in additional gross proceeds of $1,600. The net proceeds from the July 2019 Offering of approximately $13.4 million is funding the Company’s research, development and clinical programs, including the development of the XCART technology acquired in the Transaction, and for other general corporate purposes. All of the Prefunded Warrants were exercised during the year ended December 31, 2019 resulting in $5,700 of net proceeds to the Company.

The Purchase Warrants are immediately exercisable at a price of $13.00 per share of Common Stock and expire five years from the date of issuance. The Purchase Warrants began trading on NASDAQ on July 23, 2019 under the symbol “XBIOW.” The Purchase Warrants also provide that if the weighted-average price of Common Stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each Purchase Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $4.61 per share, for a total of approximately $11.3 million. The fair value of these warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 1.83%, an expected life of 5 years and an expected volatility of 141.89%. Purchase Warrants to purchase approximately 0.2 million and 2.2 million shares of Common Stock were exercised on a cashless one-for-one basis during the years ended December 31, 2020 and 2019.

On July 16, 2019, the Company, in connection with the July 2019 Offering, entered into a consent agreement with certain holders of warrants to purchase shares of the Company’s Common Stock whose consent was sought in connection with the offering. In consideration of the holders’ consent, the Company agreed to (i) issue such holders an aggregate of 16,666 shares of the Company’s Common Stock (“Consent Shares”) and (ii) adjust the exercise price of those certain warrants issued to each holder in connection with the Company’s Reverse Stock Split on June 25, 2019. The Consent Shares and incremental cost associated with the warrant modification were determined to be direct costs of the offering and, as a result, have been included within net proceeds from the offering.

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

On June 19, 2019, shareholders of the Company voted to approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock to 150,000,000 shares on a pre-Reverse Stock Split basis. The Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect this increase as of June 25, 2019. As a result of this increase and after giving effect to the Reverse Stock Split, the Company had 12,500,000 authorized shares of Common Stock.

On March 5, 2019, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering (the “March 2019 Offering”), an aggregate of (i) 86,667 shares of Common Stock, par value $0.001 per share and (ii) prefunded warrants to purchase 42,417 shares of Common Stock. The prefunded warrants were exercisable beginning on March 7, 2019 at an exercise price of $0.012 per share. The shares were sold at a price of $24.00 per share and the prefunded warrants were sold at a price of $23.988 per prefunded warrant, which represents the per share purchase price for the shares less the $0.012 per share exercise price for each such prefunded warrant. The holders of the prefunded warrants did not have the right to exercise any portion of the prefunded warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the prefunded warrants. The net proceeds to the Company from the March 2019 Offering were approximately $2.7 million, after deducting expenses related to the March 2019 Offering, including dealer-manager fees and expenses. In a concurrent private placement, the Company issued to the purchasers a warrant to purchase one share of the Company’s Common Stock for each share and prefunded warrant purchased in the March 2019 Offering. These warrants have an exercise price of $27.00 per share, were exercisable beginning on September 8, 2019 and expire seven years from such date. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $22.74 per share, for a total of approximately $2.9 million. The fair value of the warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 2.56%, an expected life of 7.5 years and an expected volatility of 111.3%. The prefunded warrants had an intrinsic value of approximately $1.1 million. During the year ended December 31, 2019, all of the prefunded warrants were exercised resulting in $509 of net proceeds to the Company.

Series A Preferred Stock

The Company has designated 1,000,000 shares as Series A preferred stock with each share having a par value of $0.001 and stated value of $4.80 (the “Series A Preferred Stock”). The following is a summary of the material terms of the Series A Preferred Stock.

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Stock will be entitled to receive distributions out of the Company’s assets, of an amount equal to the stated value per share of Series A Preferred Stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon before any distributions shall be made on the Common Stock or any series of preferred stock ranked junior to the Series A Preferred Stock.

Dividends.    Holders of the Series A Preferred Stock are entitled to receive a non-cumulative cash dividend at an annual rate of 5% of the stated value per share of Series A Preferred Stock, when and if declared by the Company’s Board, out of the Company’s assets legally available therefor. No dividends or other distribution will be made on the Common Stock or any series of preferred stock ranked junior to the Series A Preferred Stock unless the dividend on the Series A Preferred Stock has been paid current and a reserve has been made for the next calendar year. The Company’s ability to pay dividends on Series A Preferred Stock is subject to restrictions in the Company’s Series B Preferred Stock, which ranks senior to the Series A Preferred Stock in right of payment.

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

The Series A Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2020 and 2019, there were approximately 1.0 million shares of Series A Preferred Stock issued and outstanding which are convertible into 80,834 shares of Common Stock. There were no Series A Preferred Stock conversions during the years ended December 31, 2020 and 2019.

Series B Preferred Stock

The Company has designated 2,500,000 shares as Series B preferred stock with each share having a stated value of $4.00 per share (the “Series B Preferred Stock”). The following is a summary of the material terms of the Company’s Series B Preferred Stock.

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B Preferred Stock will be entitled to receive distributions out of the Company’s assets, of an amount equal to the stated value per share of Series B Preferred Stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the amended and restated certificate of designation before any distributions shall be made on the Common Stock or any series of preferred stock ranked junior to the Series B Preferred Stock, which includes Series A Preferred Stock. A fundamental transaction or change of control under the amended and restated certificate of designation shall constitute a liquidation for purposes of this right. Xenetic will give each holder of Series B Preferred Stock written notice of any liquidation at least 30 days before any meeting of stockholders to approve such liquidation or at least 45 days before the date of such liquidation if no meeting is to be held.

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

Conversion.     Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof on a one preferred share to 1.63 common shares basis, subject to an issuable maximum and the adjustments described below.

Subsequent Equity Sales.    The Series B Preferred Stock has full ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock. There is no bifurcation of the embedded conversion option being clearly and closely related to the host instrument.

The Series B Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2020 and 2019, there were approximately 1.8 million shares of Series B Preferred Stock issued and outstanding which are convertible into approximately 0.6 million shares of Common Stock in each year, respectively, which represents the issuable maximum that can be issued upon the conversion of the currently outstanding Series B Preferred Stock and the exercise of outstanding warrants that were issued in connection with the Series B Preferred Stock.

The stock offerings in 2019 triggered the down-round provision in the Company’s Series B Preferred Stock resulting in an adjustment to the conversion ratio and the recording of a deemed dividend of $5.3 million increasing the net loss attributable to common shareholders for the year ended December 31, 2019. There were no Series B Preferred Stock conversions during the years ended December 31, 2020 and 2019.

Warrants Related to Collaboration and Consulting Agreements

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of Common Stock as payment for services. As of December 31, 2020 and 2019, warrants to purchase 30,307 and 32,412 shares of Common Stock were outstanding, respectively. The fair value of these warrants was determined at each issuance date using the Black-Scholes option pricing model. The warrants were subject to re-measurement at each reporting period until the measurement date was reached. Expense was recognized on a straight-line basis over the expected service period or at the date of issuance if there is not a service period.

On December 31, 2014, SynBio was granted a warrant to purchase 17,033 new shares of Common Stock at an exercise price of $304.92 per share (“SynBio 2014 Warrant”). The SynBio 2014 Warrant was exercisable in four equal tranches, each with separate non-market, performance-based vesting criteria. The Company used its judgment to assess the probability and timing of SynBio achieving these vesting criteria and estimated that it was not probable that the vesting criteria for any tranche would be achieved. None of the vesting criteria were met and, therefore, these warrants were forfeited. These warrants expired as of December 31, 2019.

In connection with the SynBio 2014 Warrant grant, warrants to purchase 809 aggregate new shares of Common Stock were issued to SynBio and Pharmsynthez non-director designees (“SynBio Partner Warrants”) on December 31, 2014 under the same terms and conditions of the SynBio 2014 Warrant. The vesting criteria for any tranche were not met and, therefore, these warrants were forfeited. These warrants expired as of December 31, 2019.

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

As of December 31, 2020, there were 17,677 Serum Institute warrants outstanding to purchase shares of Common Stock with an exercise price of $95.04. These warrants were fully vested and expensed at the time of grant.

The Company did not recognize warrant expense related to collaboration agreements during the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, collaboration warrants to purchase 2,105 shares and 12,532 shares expired, respectively. No collaboration or consulting service warrants were granted or exercised during the years ended December 31, 2020 and 2019. As of December 31, 2020, outstanding collaboration warrants have an average weighted exercise price of $124.74 and expiration dates ranging from April 2021 through May 2021.

Warrants Related to Financing Arrangements

In connection with the July 2019 Offering, the Company offered to the purchasers Prefunded Warrants to purchase 570,000 shares of Common Stock. The Prefunded Warrants were exercisable beginning on July 17, 2019 at an exercise price of $0.01 per share. The Prefunded Warrants were sold at a price of $6.49 per Prefunded Warrant, which represented the per share purchase price for the shares less the $0.01 per share exercise price for each such Prefunded Warrant. The holders of the Prefunded Warrants did not have the right to exercise any portion of the Prefunded Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. All of the Prefunded Warrants to purchase 570,000 shares were exercised during the year ended December 31, 2019 resulting in net proceeds to the Company of $5,700. Also in connection with the July 2019 Offering, the Company issued to the purchasers the Purchase Warrants. These Purchase Warrants have an exercise price of $13.00 per share, were exercisable beginning on July 17, 2019 and expire five years from such date. The warrants began trading on NASDAQ on July 23, 2019 under the symbol “XBIOW.” The Purchase Warrants also provide that if the weighted-average price of Common Stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each Purchase Warrant may be exercised, at the option of the holder, on a cashless basis for one share of Common Stock. Purchase Warrants to purchase approximately 0.2 million shares and 2.2 million shares of Common Stock were exercised on a cashless, one-for-one basis during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 there were approximately 29,000 Purchase Warrants outstanding.

On June 24, 2019, the Company entered into a consent agreement with certain holders of warrants to purchase shares of the Company’s Common Stock whose consent was required to effect the Reverse Stock Split. In consideration of the holders’ consent, the Company agreed to issue the holders warrants (the “Consent Warrants”) to purchase 8,335 shares of the Company’s Common Stock, at an exercise price per share based on a volume weighted average price for the five trading days following the effectiveness of the Reverse Stock Split. The Consent Warrants were issued on July 3, 2019 at an exercise price of $10.63. The Company evaluated the terms of the Consent Warrants and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $7.62 per share, for a total of approximately $64,000. The fair value of the Consent Warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 1.83%, an expected life of 7 years and an expected volatility of 114.53%. The Company recorded approximately $64,000 as general and administrative expense during the year ended December 31, 2019. The Consent Warrants were subsequently modified to reflect an exercise price of $2.91 price per share in connection with the July 2019 Offering. As a result of this modification, the Company recognized a $2,000 expense that was netted against the proceeds of the July 2019 Offering.

In March 2019, in connection with the March 2019 Offering, the Company offered to the purchasers prefunded warrants to purchase 42,417 shares of Common Stock. The prefunded warrants were exercisable beginning on March 7, 2019 at an exercise price of $0.012 per share. The prefunded warrants were sold at a price of $23.988 per prefunded warrant, which represents the per share purchase price for the shares less the $0.012 per share exercise price for each such prefunded warrant. The holders of the prefunded warrants did not have the right to exercise any portion of the prefunded warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the prefunded warrants. All of these prefunded warrants were exercised during the year ended December 31, 2019 resulting in net proceeds to the Company of $509. In a concurrent private placement, the Company issued to the purchasers a warrant to purchase one share of the Company’s Common Stock for each share and prefunded warrant (129,084 shares) purchased in the March 2019 Offering. These warrants have an exercise price of $27.00 per share, are exercisable beginning on September 8, 2019 and expire seven years from such date. As of December 31, 2020, all of these warrants were outstanding.

In addition to the prefunded and purchase warrants issued in the March 2019 Offering and the July 2019 Offering, the Company has outstanding debt and equity financing warrants to purchase an aggregate of 212,185 and 262,690 shares of Common Stock in connection with debt and equity financing arrangements as of December 31, 2020 and 2019 at a weighted average exercise price of $50.20 and $51.97, respectively, and expiration dates ranging from March 2021 through November 2021. There were no debt and equity financing warrants granted or exercised during the year ended December 31, 2020. Except as described above for the March 2019 Offering and the July 2019 Offering, there were no debt and equity financing warrants granted or exercised during the years ended December 31, 2020 and 2019.

12.	Share-Based Expense

Total share-based expense related to stock options, RSUs and Common Stock awards was approximately $0.5 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively. Share-based expense is classified in the consolidated statements of comprehensive loss as follows:

	Year Ended December 31,
	2020	2019
Research and development expenses	$49,190	$126,933
General and administrative expenses	419,724	726,584
	$468,914	$853,517

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Stock Plan”). The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For stock options issued in 2020 and 2019 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee and non-employee stock options. For all other stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees and non-employees. The expected life of non-employee options is the contractual life of the option. The expected volatility rates are estimated based on the actual volatility of the Company. To the extent Company data is not available for the full expected term of the awards the Company uses a price volatility based on a blended rate of the Company’s historical volatility with that of comparable publicly traded companies with drug candidates in similar therapeutic areas and stages of nonclinical and clinical development to the Company’s drug candidates. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. The Company accounts for forfeitures as they occur.

Employee Stock Options

During the years ended December 31, 2020 and 2019, 125,000 and 525,000 total stock options to purchase shares of Common Stock were granted by the Company, respectively. The weighted average grant date fair value per option share was $0.95 and $1.24, respectively. No stock options were exercised during the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, 271,515 and 27,831 total stock options vested, respectively, with total fair values of approximately $0.8 million and $1.0 million, respectively. As of December 31, 2020, there was approximately $0.5 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 1.6 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	127.87	156.78
Weighted-average risk-free interest rate (%)	0.49	1.71
Weighted-average expected life of option (years)	5.50	5.88
Weighted-average exercise price ($)	1.10	1.31

The following is a summary of employee stock option activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	147,472	$45.95	8.17	$–
Granted	525,000	1.31
Expired	(10,413)	25.32
Outstanding as of December 31, 2019	662,059	10.88	9.34	$66,125
Granted	125,000	1.10
Expired	(23,337)	52.55
Outstanding as of December 31, 2020	763,722	$8.01	8.68	$498,625

Vested or expected to vest as of December 31, 2020	763,722	$8.01	8.68	$498,625

Exercisable as of December 31, 2019	123,864	$47.69	7.10	$–
Exercisable as of December 31, 2020	372,042	$15.12	8.09	$186,449

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2020, and the changes during the year ended December 31, 2020, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2020	538,195	$2.05
Granted	125,000	$0.95
Forfeited	–	$–
Vested	(271,515)	$2.83
Balance as of December 31, 2020	391,680	$1.15

Restricted Stock Units

There are 4,167 RSUs outstanding as of December 31, 2020 and 2019, respectively. There were no RSU grants for the years ended December 31, 2020 and 2019. The RSUs vest annually over a 3-year period and had a grant date fair value of $25.37. During the years ended December 31, 2020 and 2019, 1,389 RSUs were vested in each year and none expired.

Non-Employee Stock Options

Share-based expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. No stock options to purchase shares of Common Stock were granted by the Company to non-employees during the year ended December 31, 2020. During the year ended December 31, 2019, 15,500 total stock options to purchase shares of Common Stock were granted by the Company to non-employees. No non-employee stock options were exercised during the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, 15,500 total stock options vested, with total fair values of approximately $15,000. No non-employee stock options vested during the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, the Company recognized approximately $400 and $3,000, respectively, of compensation expense related to non-employee options.

The following is a summary of non-employee stock option activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2019	5,302	$73.52	5.40	$–
Granted	15,500	1.08
Expired	(242)	225.72
Outstanding as of December 31, 2019	20,560	17.09	4.74	$–
Granted	–	–
Expired	(242)	225.72
Outstanding as of December 31, 2020	20,318	$14.61	3.79	$14,880

Vested or expected to vest as of December 31, 2020	20,318	$14.61	3.79	$14,880

Exercisable as of December 31, 2019	5,060	$66.15	4.63	$–
Exercisable as of December 31, 2020	20,318	$14.61	3.79	$14,880

A summary of the status of the Company’s non-vested non-employee stock option shares as of December 31, 2020, and the changes during the year ended December 31, 2020 is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2020	15,500	$0.94
Granted	–	$–
Vested	(15,500)	$(0.94)
Balance as of December 31, 2020	–	$–

Common Stock Awards

The Company granted Common Stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis. A summary of the Company’s Common Stock awards granted and issued during the years ended December 31, 2020 and 2019 are as follows:

Number of shares
Balance as of January 1, 2019	7,404
Granted	9,026
Issued	(7,836)
Balance as of December 31, 2019	8,594
Granted	–
Issued	(1,188)
Balance as of December 31, 2020	7,406

No Common Stock awards were granted during the year ended December 31, 2020. The Company granted 9,026 shares of Common Stock during the year ended December 31, 2019 in exchange for professional services. As all services were rendered, expense related to Common Stock awards of approximately $47,000 was recognized during the year ended December 31, 2019. The balance of the Common Stock awards has not been issued as of December 31, 2020.

Joint Share Ownership Plan

As of December 31, 2020 and 2019, there were approximately 27,000 JSOP awards issued and outstanding to two former senior executives. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2020 and 2019.

13.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the year ended December 31, 2020, the Company made contributions of approximately $27,000 to the 401(k) Plan. There were no company contributions to the 401(k) Plan during the year ended December 31, 2019.

14.	Commitments and Contingent Liabilities

Leases

The Company determines whether an arrangement is a lease at inception. On October 1, 2020, the Company entered into a two-year lease for its corporate headquarters in Framingham, Massachusetts. This lease called for total future minimum rent payments of approximately $78,000 at inception and has a termination date of September 30, 2022. The Company does not have options to extend, termination options or material residual value guarantees. The Company recorded a right-of-use (“ROU”) asset and corresponding lease liability on the consolidated balance sheet. The Company recognized a ROU asset and a lease liability of approximately $71,000 during the year ended December 31, 2020. As the sublease does not provide an implicit rate, we used our incremental borrowing rate (10.2%) based on the information available at the lease’s commencement date in determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Year Ended December 31,
2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$28,080
Non-cash activity:
Right-of-use assets obtained in exchange for lease liability	$70,564

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	December 31, 2020
Right-of-use assets - ST	Prepaid expenses and other	$35,482
Right-of-use assets - LT	Other assets	$27,043
Current lease liabilities	Accrued expenses and other current liabilities	$35,482
Non-current lease liabilities	Other liabilities	$27,043

The Company did not apply the provisions of ASU 2016-02 to the lease of its office space lease in Miami, Florida. During the fourth quarter of 2020, the Company renewed its Miami office lease for twelve-months to November 2021. As this lease has a term of 12-months at inception, the Company will account for it as an operating lease. As of December 31, 2020, total minimum lease payments on this lease was approximately $22,000.

15.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez (including SynBio), each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes. Please refer to Note 4, Significant Strategic Collaborations, and Note 7, Goodwill, Indefinite-Lived Intangible Assets and Other Long-Term Assets, for details on arrangements with collaboration partners that are also related parties.

On July 19, 2019, the Company acquired the XCART technology platform from Hesperix and OPKO. Dr. Genkin is a director of the Company and was a significant shareholder of Hesperix. In addition, the Company repaid an approximate $225,000 loan that Dr. Genkin entered into with Hesperix. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc., the parent company of OPKO.

16.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that, other than the Pharmsynthez Loan Extension discussed in Note 7, Goodwill, Indefinite-Lived Intangible Assets and Other Long-Term Assets, there were no such events requiring recognition or disclosure in the financial statements.

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

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2021 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2020 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2021 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2020 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2021 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2020 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2021 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2020 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2021 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2020 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

	•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
	•	Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 69 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Order of the High Court of Justice, Chancery Division, entered January 23, 2014	8-K	01/29/2014	2.1
2.2	Share Purchase Agreement between Xenetic Biosciences, Inc., Hesperix SA, certain Sellers and Alexey Andreevich Vinogradov, dated March 1, 2019	8-K/A	05/13/2019	2.1
2.3	First Amendment to Share Purchase Agreement dated June 7, 2019	8-K	06/13/2019	2.1
2.4	Second Amendment to Share Purchase Agreement dated June 24, 2019	8-K	06/24/2019	2.1
2.5	Third Amendment to Share Purchase Agreement dated July 15, 2019	8-K	07/16/2019	2.1
3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	S-1/A	10/27/2016	3.8
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
3.10	Certificate of Change Pursuant to NRS 78.209	8-K	06/24/2019	3.1
3.11	Certificate of Amendment to Articles of Incorporation	8-K	06/24/2019	3.2
3.12	Certificate of Amendment to Articles of Incorporation				X
3.13	Certificate of Amendment to Articles of Incorporation				X
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.3	Xenetic Biosciences, Inc. Shareholder Voting Agreement dated October 26, 2016 between Xenetic Biosciences Inc. and SynBio, LLC	S-1/A	10/27/2016	4.2
4.4	Serum Institute of India Limited Warrant to Purchase Common Stock of Xenetic Bioscience, Inc.	10-K	04/15/2015	10.03
4.5	Form of Common Stock Purchase Warrant	8-K	11/16/2015	10.3
4.6	Form of Management Common Stock Purchase Warrant	8-K	11/16/2015	10.4
4.7	Form of Amended and Restated Common Stock Purchase Warrant	8-K	11/16/2015	10.6
4.8	Form of Common Stock Purchase Warrant	8-K	07/08/2016	10.3
4.9	Form of Common Stock Purchase Warrant	S-1/A	10/31/2016	10.53

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
4.10	Registration Rights Agreement, dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.3
4.11	Form of First Amendment to Registration Rights Agreement	8-K	11/16/2015	10.8
4.12	Form of Common Stock Purchase Warrant	8-K	03/07/2019	4.2
4.13	Form of Common Stock Purchase Warrant	8-K	06/25/2019	4.1
4.14	Form of Common Stock Purchase Warrant	8-K	07/22/2019	4.2
10.1	Possible Offer for Xenetic Biosciences plc by General Sales & Leasing, Inc., dated October 21, 2013	8-K	10/21/2013	9.1
10.2	Recommended Acquisition of Xenetic Biosciences plc by General Sales & Leasing, Inc. including Scheme of Arrangement	8-K/A	11/25/2013	9.1
10.3	Announcement of Recommended Offer by General Sales and Leasing, Inc. for shares of Xenetic Biosciences plc, dated November 12, 2013	8-K	11/25/2013	9.2
10.4	Agreement of Conveyance, Transfer and Assignment of Subsidiaries and Assumption of Obligations dated November 12, 2013 between General Sales Inc., Leasing, Inc., Oxbridge Technology Partners, SA, Shift It Media Company and General Aircraft, Inc.	10-K	11/27/2013	9.3
10.5†	Form of Rules of the Lipoxen plc Unapproved Share Option Plan dated July 18, 2000 (as amended by a resolution of the board of directors of Lipoxen plc passed on March 14, 2006)	10-K	04/15/2014	10.5
10.6†	Form of Xenetic Biosciences plc 2007 Share Option Scheme and US Addendum (as established in 2007 and by resolution of shareholders in 2010 and awarded by board resolution in 2012)	10-K	04/15/2014	10.6
10.7†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, effective as of December 4, 2019	DEF14A	11/08/2019	Appendix A
10.8	Stock Purchase Agreement, dated January 29, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.08
10.9	Stock Purchase Agreement Amendment No. 1, dated February 14, 2014, between Xenetic Biosciences, Inc. and Baxter Healthcare SA	10-K/A	02/18/2015	10.09
10.10#	Exclusive Research, Development and License Agreement, dated August 15, 2005, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.10
10.11#	Letter Agreement, dated December 11, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA, Baxter Healthcare Corporation and Serum Institute of India Limited	10-K/A	02/18/2015	10.11
10.12#	Amendment to the Exclusive Research, Development and License Agreement, dated December 13, 2006, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.12

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.13#	Second Amendment to the Exclusive Research, Development and License Agreement, dated May 28, 2009, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.13
10.14#	Amendment Number Four to the Exclusive Research, Development and License Agreement, dated August 10, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.14
10.15#	Amendment Number Five to the Exclusive Research, Development and License Agreement, dated September 15, 2010, between Lipoxen Technologies Ltd., Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.15
10.16#	Form of Sixth Amendment to the Exclusive Research, Development and License Agreement, dated January 29, 2014, between Lipoxen Technologies Limited, Baxter Healthcare SA and Baxter Healthcare Corporation	10-K/A	02/18/2015	10.16
10.17#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.18#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.19#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.20#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.21	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.22	Securities Purchase Agreement, dated May 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.1
10.23	Form of Asset Purchase Agreement, dated as of November 13, 2015, by and among Xenetic Biosciences, Inc., Lipoxen Technologies, LTD, a U.K. corporation, AS Kevelt, an Estonian company and OJSC Pharmsynthez	8-K	11/16/2015	10.1
10.24	Form of First Amendment to Securities Purchase Agreement	8-K	11/16/2015	10.7
10.25	Form of Transition, Services and Resupply Agreement by and among Xenetic Bioscience, Inc., AS Kevelt and OJSC Pharmsynthez	8-K	11/16/2015	10.11

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.26†	Employment Agreement, dated December 1, 2016, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	8-K	12/6/2016	10.1
10.27†	Employment Agreement, dated January 1, 2017 between Xenetic Biosciences, Inc. and Curtis Lockshin	8-K	01/04/2017	10.1
10.28†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.29†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.30†	Amended and Restated Employment Agreement, dated October 26, 2017, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	10-K	03/30/2018	10.45
10.31#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH	10-K	03/30/2018	10.46
10.32†	Settlement Agreement, dated November 3, 2017, by and among M. Scott Maguire, Xenetic Biosciences (UK) Limited and Lipoxen Technologies, Limited	10-K	03/30/2018	10.47
10.33	Assignment Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K/A	05/20/2019	10.1
10.34	First Amendment to Assignment Agreement dated June 7, 2019	8-K	06/13/2019	10.1
10.35	Second Amendment to Assignment Agreement dated June 24, 2019	8-K	06/24/2019	10.1
10.36	Third Amendment to Assignment Agreement dated July 15, 2019	8-K	07/16/2019	10.1
10.37	Voting Agreement between Xenetic Biosciences, Inc. and PJSC Pharmsynthez, dated March 1, 2019	8-K	03/04/2019	10.1
10.38	Voting Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K	03/04/2019	10.2
10.39	Voting Agreement between Xenetic Biosciences, Inc. and Dr. Dmitry Dmitrievich Genkin, dated March 1, 2019	8-K	03/04/2019	10.3
10.40	Form of Securities Purchase Agreement entered into as of March 5, 2019, by and among Xenetic Biosciences, Inc. and those purchase parties thereto.	8-K	03/07/2019	10.1
10.41	Form of Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated June 24, 2019	8-K	06/25/2019	10.1
10.42	Warrant Agency Agreement, between Xenetic Biosciences, Inc. and Empire Stock Transfer, Inc. dated July 19, 2019	8-K	07/22/2019	10.1
10.43	Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated July 16, 2019	8-K	07/16/2019	10.1
10.44†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Grigory G. Borisenko, effective as of September 26, 2019	10-K	03/26/2020	10.50
10.45†	Form of Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc.	10-K	03/26/2020	10.51

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.46†	Form of Xenetic Biosciences, Inc. Stock Option Grant Notice	10-K	03/26/2020	10.52
10.47†	Xenetic Biosciences, Inc. Stock Option Grant Notice, dated December 4, 2019, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.	10-K	03/26/2020	10.53
10.48	Form of Securities Purchase Agreement between Xenetic Biosciences, Inc. and the purchasers named therein, dated as of December 10, 2020	8-K	12/14/2020	10.1
10.49	Engagement Letter between Xenetic Biosciences, Inc. and H.C. Wainwright & Co., LLC, dated as of December 9, 2020	8-K	12/14/2020	10.2
10.50##	Research Funding and Option Agreement, dated May 15, 2020, between the Company and the Scripps Research Institute	10-Q	08/12/2020	10.1
10.51##	Master Service Agreement, dated June 12, 2020, between the Company and PJSC Pharmsynthez	10-Q	08/12/2020	10.2
10.52##	Work Order to Master Service Agreement, dated June 12, 2020, between the Company and PJSC Pharmsynthez.	10-Q	08/12/2020	10.3
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

† # ##

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

XENETIC BIOSCIENCES, INC.

Date: March 16, 2021	By:	/s/ JEFFREY F. EISENBERG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 16th day of March, 2021.

Signature	Title(s)

/s/ JEFFREY F. EISENBERG	Chief Executive Officer and Director (Principal Executive Officer)
Jeffrey F. Eisenberg
Date: March 16, 2021

/s/ JAMES PARSLOW	Chief Financial Officer
James Parslow	(Principal Financial Officer and Principal Accounting Officer)
Date: March 16, 2021

/s/ GRIGORY BORISENKO	Director
Grigory Borisenko
Date: March 16, 2021

/s/ JAMES CALLAWAY	Director
James Callaway
Date: March 16, 2021

/s/ FIRDAUS JAL DASTOOR	Director
Firdaus Jal Dastoor
Date: March 16, 2021

/s/ DMITRY GENKIN	Director
Dmitry Genkin
Date: March 16, 2021

/s/ ROGER KORNBERG	Director
Roger Kornberg
Date: March 16, 2021

/s/ ADAM LOGAL	Director
Adam Logal
Date: March 16, 2021

/s/ ALEXEY VINOGRADOV	Director
Alexey Vinogradov
Date: March 16, 2021

