Form 10-K/A
period 2020-12-31
Xenetic Biosciences, Inc.
filed 2021-04-28
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

40 Speen Street, Suite 102

Framingham, Massachusetts 01701

(Address of principal executive offices) (Zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes  ☐    No  ☒

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

As of April 23, 2021, the number of outstanding shares of the registrant’s common stock was 8,746,692.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year.

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

i

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 23, 2021.

Name	Age	Position

Mr. Jeffrey Eisenberg	55	Chief Executive Officer and Director
Dr. Curtis Lockshin	60	Chief Scientific Officer
Mr. James Parslow	56	Chief Financial Officer and Corporate Secretary
Dr. Grigory Borisenko	52	Director
Dr. James E. Callaway	64	Director (1), (2), (3)
Mr. Firdaus Jal Dastoor, FCS	68	Director (1), (2)
Dr. Dmitry Genkin	52	Director
Dr. Roger Kornberg	73	Director (3)
Mr. Adam Logal	43	Director (1), (2), (3)
Dr. Alexey Vinogradov	50	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Jeffrey F. Eisenberg was appointed our Chief Executive Officer on October 26, 2017, after serving as Chief Operating Officer since December 2, 2016, and has served as a member of our Board since July 2016. Mr. Eisenberg previously worked at Noven Pharmaceuticals, Inc. (“Noven”), a subsidiary of Hisamitsu Pharmaceutical, Inc., where he held various positions of increasing responsibility, most recently serving from 2009-2016 as Noven’s president, chief executive officer and as a member of its board of directors. Mr. Eisenberg previously served as an independent director for Mabvax Therapeutics Holdings, Inc. from February 2016 until his resignation in July 2018. Mr. Eisenberg obtained his J.D. at Columbia University Law School and a B.S. in Economics from the Wharton School, University of Pennsylvania. We believe Mr. Eisenberg’s significant life science executive experience and leadership experience in the areas of R&D, operations, manufacturing/quality, business development, strategic partnering, product development, commercialization, and human resources provides him with the appropriate set of skills to serve as a member of our Board.

Dr. Curtis A. Lockshin initially joined us on a part-time basis in March 2014 as our Vice President of Research & Operations and was appointed our Chief Scientific Officer effective January 1, 2017. Dr. Lockshin has held several management positions at development and commercial stage biotechnology companies, with experience including discovery, preclinical and clinical development, as well as commercial manufacturing. Since May 2013, he has held the position of president and chief executive officer of Guardum Pharmaceuticals LLC (“Guardum”), a wholly owned subsidiary of PJSC Pharmsynthez, a position which he continues to hold in addition to his position with us. Dr. Lockshin does not receive a salary for these services but did receive medical benefits and was covered under Guardum’s health plan through July 31, 2018. In addition, Dr. Lockshin has served as an officer or consultant of several biotechnology companies on a part-time basis, including as an officer of a series of related companies following multiple mergers beginning as chief executive officer and director of SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., from September 2014 until July 2016. After SciVac Therapeutics, Inc.’s merger with VBI Vaccines, Inc. in July 2016, Dr. Lockshin served as chief technical officer of the merged company until December 2016. Dr. Lockshin is currently serving as a member of the board of directors of Phio Pharmaceuticals Corporation, a publicly traded clinical-stage RNAi company focused on immune-oncology, a position he has held since April 2013. Dr. Lockshin has an S.B. in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology. Since April 2004, Dr. Lockshin has also served as a member of the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University Support Corporation that supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural and international grants.

James Parslow was appointed our Chief Financial Officer on April 3, 2017. Mr. Parslow most recently served as Chief Financial Officer, Treasurer and Secretary of World Energy Solutions, Inc., a publicly-traded business-to-business e-commerce company brokering energy and environmental commodities, from 2006 until its acquisition by EnerNOC, Inc. in 2015. From 2015 until 2017, he served as an independent consultant providing interim chief financial officer services to multiple emerging technology companies. Mr. Parslow is a Certified Public Accountant with 30 years of experience serving private and public companies in the biotech, clean tech, e-commerce, and high-tech manufacturing industries. He holds an A.B. in Economics and Accounting from the College of the Holy Cross and an M.B.A. with a concentration in Finance from Bentley University.

Grigory Borisenko, PhD, was appointed to the Board in September 2019. Mr. Borisenko is the Investment Director of RUSNANO Management Company LLC, a venture capital & private equity management company in Russia. Mr. Borisenko has over 20 years of scientific, management and strategic experience in the life science field. Mr. Borisenko has specialized in investment projects in life science since 2012, and from 2009 through 2012, he was a head of the pharmaceutical sector of the Department of Science and Technology Expertise at the state corporation, RUSNANO. Mr. Borisenko currently serves on the board of directors of Adastra Pharmaceuticals, Inc., and from 2019 to 2020 served on the board of directors of Atea Pharmaceuticals, Inc. and from 2011 to 2014, served on the board of directors of Nearmedic Pharm LLC. Prior to his investment career, Mr. Borisenko held academic appointments with the University of Pittsburgh, Russian State Medical University and Institute of Medico-Biological Problems. He has co-authored over 50 peer-reviewed publications in leading biochemistry and cell biology journals. Mr. Borisenko received his M.S. and Ph.D. from the Russian State Medical University, and is a recipient of Fogarty International and International Fellowship Awards from NIH. We believe Mr. Borisenko’s extensive background in the life sciences and biotechnology industries provide him with the appropriate set of skills to serve as a member of our Board.

James Callaway, PhD was appointed to the Board on August 14, 2017. Dr. Callaway has over 30 years of experience in the execution of product development operations for biotherapeutics and currently serves as an independent board member of KalGene Pharmaceuticals (“KalGene.”) Dr. Callaway is a seasoned CEO within the venture-backed biotech community and over the course of his career he has built and operated several companies, transforming each from research companies to clinical stage operating entities. He also serves as a Corporate Strategy Consultant to the biotech community at Callaway Innovations. Dr. Callaway has served as CEO of privately-held biotech companies including KalGene, a company focused on disease-modifying therapies in Alzheimer’s Disease, ArmaGen, Inc., a BBB transport company, and CEBIX, Inc., a diabetic neuropathy company. Prior to these efforts, Dr. Callaway held multiple senior leadership positions at Elan Pharmaceuticals, including simultaneously acting as Head of Development and overseeing the complex partnership with Wyeth Pharmaceuticals in the Alzheimer’s disease immunotherapy program. He has developed antibodies for a wide-range of therapeutic applications over the past two decades, including treatments of multiple sclerosis (Tysabri®: pharmaceutical development), Alzheimer’s disease (bapineuzumab: Program Executive), and blood brain barrier transport, and has worked with the United States Food and Drug Administration on multiple orphan drug development programs. We believe Dr. Callaway’s significant life sciences executive, leadership and strategic experience in the area of biotherapeutics provides him with the appropriate set of skills to serve as a member of our Board.

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

Dmitry Genkin, MD, was appointed to the Board on August 14, 2017. Dr. Genkin previously served on the Company’s Board of Directors from 2004-2016. He has the Russian equivalent of an MD in Internal Therapy and studied drug delivery under Professor Gregory Gregoriadis at The School of Pharmacy, University of London in 1992, as well as the Department of Clinical Pharmacology at Karolinska Hospital, Stockholm from 1992 until 1993. Since 2005, Dr. Genkin has served as Executive Chairman of PJSC Pharmsynthez, a public company and a significant stockholder of Xenetic. Prior to that time, Dr. Genkin headed a number of Russia’s largest pharmaceutical companies including Pharmavit, a large player in the Russian pharmaceutical market. In 1998, he was awarded the silver medal by the Russian Natural Science Academy. We believe Dr. Genkin’s significant life sciences, biotechnology and international background provide him with the appropriate set of skills to serve as a member of our Board.

Dr. Roger Kornberg has served as a member of our Board since February 2016. Dr. Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University. He earned his B.S. in chemistry from Harvard University in 1967 and his Ph.D. in chemical physics from Stanford in 1972. He became a postdoctoral fellow at the Laboratory of Molecular Biology in Cambridge, England and then an assistant professor of biological chemistry at Harvard Medical School in 1976, before moving to his present position as professor of structural biology at Stanford Medical School in 1978. In 2006, Dr. Kornberg was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of Eukaryotic Transcription, the process by which DNA is copied to RNA. Dr. Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopald Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. Dr. Kornberg has served as a director of Cocrystal Pharma, Inc. (NasdaqCM: COCP) since April 2020. We believe Dr. Kornberg’s prior experience serving on the boards of directors of large organizations as well as his scientific background provides him with the appropriate set of skills to serve as a member of our Board.

Adam Logal was appointed to the Board in August 2017. Mr. Logal has over 18 years of experience in the biopharmaceuticals industry. Since April 2014, Mr. Logal has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc., a publicly-traded company, and from March 2007 until April 2014 served as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer. Mr. Logal served as a director of VBI Vaccines, Inc., a publicly-traded company, from May 2015 through October 2018 and served as its Audit Committee Chairman. Prior to joining OPKO, Mr. Logal served in various financial management roles at Nabi Biopharmaceuticals, a commercial stage biopharmaceutical company. Mr. Logal is a strategic finance executive with extensive experience in SEC compliance and reporting, domestic and international finance, strategic planning, cash flow management, budgeting, taxation, treasury and business development. We believe Mr. Logal’s extensive financial experience with public companies in the life sciences industry provides him with appropriate set of skills to serve as a member of our Board.

Alexey Vinogradov has served as a member of our Board since July 2019. Mr. Vinogradov currently serves as Business Development Director and Operations Director at Cantreva LLC, a Russian company with extensive specialized experience of delivering services in the field of renewable energy (solar, wind, hydro power), performing works on a “turnkey” basis since September 2017. Mr. Vinogradov previously served as General Manager at Togas Middle East LLC in Dubai, UAE from May 2015 to May 2017. Prior to that, Mr. Vinogradov served as branch manager at Togas Group LLC in Russia from March 2012 to November 2016. We believe Mr. Vinogradov’s experience in business communication, international business development and financial analytics provides him with the appropriate set of skills to serve as a member of our Board.

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

We separate the roles of Chief Executive Officer and Board Chair in recognition of the differences between the two roles. The Board of Directors is currently chaired by independent director, Adam Logal, and our Chief Executive Officer, Jeffrey Eisenberg, is our only employee-director. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Board Chair is responsible for leading the Board in the execution of its fiduciary duties. The Board Chair presides over meetings of the full Board. While we recognize that different board leadership structures may be appropriate for companies in different situations, we believe our current leadership structure is the optimal structure for the Company at this time.

Our Board of Directors

During fiscal year 2020, the following served as a member of the Company’s Board of Directors: Jeffrey Eisenberg, Dr. Grigory G. Borisenko, Dr. James Callaway, Firdaus Jal Dastoor, Dr. Roger Kornberg, Dr. Dmitry Genkin, Adam Logal and Dr. Alexey Vinogradov. Directors shall hold office for a one-year term or until their successors have been duly elected and qualified. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

Committees of the Board

The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board also has one special committee: the Financing Committee which was formed in August 2020. The Company has adopted charters to govern the conduct, authority and responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which are available to stockholders on the Company’s website at http://ir.xeneticbio.com/.

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

 For the fiscal year 2020, the Audit Committee was composed of three directors: Mr. Dastoor, Dr. Callaway, and Mr. Logal (chair). The Audit Committee met six times during fiscal year 2020. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/.

The Board of Directors reviews the Nasdaq Stock Market LLC (“Nasdaq”) listing standards definition of independence for Audit Committee members on an annual basis and has determined that all current members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table – 2019 - 2020

The following table sets forth, for the years ended December 31, 2020 and 2019, the compensation information for Jeffrey Eisenberg, our Chief Executive Officer, Dr. Curtis Lockshin, our Chief Scientific Officer, and James Parslow, our Chief Financial Officer. We refer to Messrs. Eisenberg, Lockshin, and Parslow herein, collectively, as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
Jeffrey F. Eisenberg,	2020	$350,000	$–	$–	$–	$68,250	28,107	(3)	$446,357
Chief Executive Officer	2019	$300,000	$–	$–	$287,088	$–	$15,564		$602,652

James Parslow,	2020	$285,000	$–	$–	$–	$38,900	35,512	(4)	$359,412
Chief Financial Officer	2019	$265,000	$–	$–	$99,857	$–	$22,963		$387,820

Dr. Curtis Lockshin,	2020	$285,000	$–	$–	$–	$38,900	23,303	(5)	$347,203
Chief Scientific Officer	2019	$250,000	$–	$–	$112,339	$–	$21,454		$383,793

__________

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 12 to our audited consolidated financial statements included in Item 8 of the Original Filing. Mr. Eisenberg, Mr. Parslow, and Dr. Lockshin were granted options to purchase 230,000 shares, 80,000 shares and 90,000 shares of common stock, respectively, during 2019.
(2)	Represents incentive compensation payments earned.
(3)	Includes $16,707 for health and welfare plans and $11,400 employer matching 401(k) contribution.
(4)	Includes $24,112 for health and welfare plans and $11,400 employer matching 401(k) contribution.
(5)	Includes $21,878 for health and welfare plans and $1,425 employer matching 401(k) contribution.

401(k) Plan

The Company provides all full-time employees, including our named executive officers, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee pre-tax contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 80 percent of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. The 401(k) plan matches 100% of employee contributions up to a maximum of 4% of employees’ salary. Matching contributions are fully vested at the time of contribution.

Outstanding Equity Awards at Fiscal Year-End – 2020

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2020.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable		Number of Securities Underlying Unexercised Options, Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)

Jeffrey F. Eisenberg	19,168	(1)	–		40.92	12/2/2026	–	–
	10,417	(2)	–		25.32	10/26/2027	–	–
	–		–		–	–	–	–
	76,667	(3)	153,333	(3)	1.31	12/4/2029	–	–

James Parslow	14,584	(4)	–		54.84	4/3/2027	–	–
	26,667	(5)	53,333	(5)	1.31	12/4/2029	–	–

Curtis Lockshin	1,213	(6)	–		55,08	12/31/2024	–	–
	1,263	(7)	–		55.08	9/6/2025	–	–
	14,584	(8)	–		51.60	1/1/2027	–	–
	30,000	(9)	60,000	(9)	1.31	12/4/2029	–	–

 _______

(1)	392 shares vested 100% on the date of grant. Remainder vested one-third upon the first anniversary of the grant date, one-third of the remaining amount upon the second anniversary of the grant date and one-third of the remaining amount on the third anniversary of the grant date.
(2)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(3)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(4)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(5)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(6)	Vested one-third upon March 3, 2015, one-third upon March 15, 2016 and one-third upon March 15, 2017.
(7)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(8)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(9)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.

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

Employment Agreement with Mr. Parslow

We entered into an employment agreement with Mr. Parslow effective as of April 3, 2017 (the “Parslow Employment Agreement”). The Parslow Employment Agreement does not provide for a specified term of employment and Mr. Parslow’s employment will be on an at-will basis. Mr. Parslow received an initial annual base salary of $265,000 and is eligible to earn an annual cash incentive bonus, which is set at a target aggregate bonus amount of 35% of Mr. Parslow’s base salary, upon achievement of certain individual and/or Company performance goals set by the Compensation Committee. Mr. Parslow is also eligible to participate in the Company’s employee benefit, welfare and other plans, as may be maintained by the Company from time to time, on a basis no less favorable than those provided to other similarly-situated executives of the Company. Mr. Parslow is also subject to certain customary confidentiality, non-solicitation and non-competition provisions.

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

Employment Agreement with Dr. Lockshin

We entered into an employment agreement with Dr. Lockshin effective as of January 1, 2017 (the “Lockshin Employment Agreement”). The Lockshin Employment Agreement does not provide for a specified term of employment and Dr. Lockshin’s employment will be on an at-will basis. Dr. Lockshin received an initial annual base salary of $250,000 and is eligible to earn an annual performance-based cash incentive bonus, which is set at a target aggregate bonus amount of 35% of Dr. Lockshin’s base salary, upon achievement of certain individual and/or Company performance goals established by the Board or a committee thereto. Dr. Lockshin is also eligible to participate in the Company’s employee benefit, welfare and other plans, as may be maintained by the Company from time to time, on a basis no less favorable than those provided to other similarly-situated executives of the Company. Dr. Lockshin is also subject to certain customary confidentiality, non-solicitation and non-competition provisions.

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

Potential Payments Upon Termination or Change of Control

Our named executive officers may be entitled to payments upon termination or change of control. The details of such payments are included in the description of their employment agreements above.

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

Director Compensation Table

As our employee director during fiscal year 2020, Mr. Eisenberg did not receive any compensation for his Board service during the last completed year. The following table sets forth information for the year ended December 31, 2020 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)

Dr. Grigory Borisenko	$–	–	$–	–	$–
Dr. James E. Callaway	$50,000	–	$23,870	–	$73,870
Firdaus J. Dastoor	$50,000	–	$23,870	–	$73,870
Dr. Dmitry Genkin	$–	–	$–	–	$–
Dr. Roger Kornberg	$50,000	–	$23,870	–	$73,870
Mr. Adam Logal	$50,000	–	$23,870	–	$73,870
Dr. Alexey Vinogradov	$50,000	–	$23,870	–	$73,870

__________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2020, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 12 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2020:

Name	Option Awards (#)
Dr. James Callaway	54,168
Firdaus J. Dastoor	57,956
Dr. Dmitry Genkin	3,157
Dr. Roger Kornberg	56,252
Adam Logal	54,168
Dr. Alexey Vinogradov	50,000

In addition, Dr. Genkin holds a warrant to purchase 2,526 shares of our common stock at $166.32 per share. These warrants are fully vested and expired in April 2021.

See “Certain Related Person Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2021 for:

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

The percentage of shares beneficially owned is computed on the basis of 8,746,692 shares of our common stock outstanding as of March 31, 2021, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 40 Speen Street, Suite 102, Framingham, Massachusetts 01701.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class Beneficially Owned
Fiscal Year 2020 Named Executive Officers and Directors
Jeffrey F. Eisenberg	110,419	(2)	1.2%
James Parslow	41,251	(3)	*
Dr. Curtis Lockshin	47,060	(4)	*
Dr. Grigory Borisenko(5)	–		*
Dr. James E. Callaway	29,168	(6)	*
Firdaus J. Dastoor	32,956	(7)	*
Dr. Dmitry Genkin(8)	99,285	(9)	1.1%
Dr. Roger Kornberg	31,252	(10)	*
Adam Logal	29,168	(11)	*
Alexey Vinogradov	211,781	(12)	2.4%
All executive officers and directors as a group (10 persons)	632,339	(13)	6.9%
5% Current Stockholders
PJSC Pharmsynthez(5) (8)	906,786	(14)	9.8%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Unless otherwise indicated below, this table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 106,252 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021 and 4,167 of vested restricted stock units.
(3)	The total beneficial ownership consists of 41,251 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021.
(4)	The total beneficial ownership consists of 47,060 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021.
(5)	Dr. Borisenko is employed by Rusnano LLC, an entity affiliated with Pharmsynthez.
(6)	The total beneficial ownership consists of 29,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021.

(7)	The total beneficial ownership consists of 32,956 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021.
(8)	Dr. Genkin is the Chairman of the Board of Directors of Pharmsynthez.
(9)	The total beneficial ownership consists of 93,603 shares of common stock owned directly and 5,682 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2021.
(10)	The total beneficial ownership consists of 31,252 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021.
(11)	The total beneficial ownership consists of 29,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021.
(12)	The total beneficial ownership consists of 186,781 shares of common stock owned directly and 25,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2021.
(13)	The total beneficial ownership consists of 280,384 shares of common stock owned directly, 347,788 shares issuable upon exercise of warrants and options that are exercisable within 60 days of March 31, 2021 and 4,167 shares of restricted stock units that are vested.
(14)	The total beneficial ownership consists of 447,122 shares of common stock owned directly or indirectly through SynBio, 451,244 shares issuable upon the conversion of Series B Preferred Stock and 8,420 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2021. SynBio is a wholly-owned subsidiary of Pharmsynthez. Pharmsynthez may be deemed to have shared voting and shared dispositive power with respect to all the shares owned by SynBio and therefore, Pharmsynthez may be deemed to be the beneficial owner of such shares. The address of PJSC Pharmsynthez is 9 Korpusnaya Street, letter A, 1st Floor, St. Petersburg, 197110, Russia.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	773,623	(1)	$7.29	252,036
Equity compensation plans not approved by security holders	14,584	(2)	54.84	–
Total	788,207		$8.18	252,036

(1)	Consists of 773,623 shares of our common stock to be issued upon the exercise of outstanding stock options and restricted stock units under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Equity Plan.”)
(2)	Represents inducement award granted to Mr. Parslow in 2017 in connection with his employment with the Company that was not covered under the Equity Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The option has a ten-year term and is fully vested.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended December 31, 2020 and the fiscal year ended December 31, 2019, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and as disclosed below.

Policy Regarding Related Party Transactions

Our Board adopted an amended written related party transaction policy on August 27, 2020 to set forth the policies and procedures for the review and approval or ratification of related party transactions by our audit committee, which replaced the policy previously adopted in November 1, 2016. Any transaction between the Company and its officers, directors, principal stockholders or affiliates is required to be on terms no less favorable to us than could be reasonably obtained in arms-length transactions with independent third-parties. Transactions described in this section that occurred prior to November 1, 2016 were not covered by the Company’s related party transaction policy. On March 16, 2018, our Board formed the Strategic Alternatives Committee (the “SAC”) to evaluate an alternative transaction and other strategic alternatives for the Company should they arise. James Callaway, an independent outside director of the Company, was appointed Chair of the SAC. The SAC had primary oversight over the XCART Technology acquisition and was disbanded in September 2019.

Certain Related Person Transactions

PJSC Pharmsynthez

Pharmsynthez directly, and indirectly through SynBio LLC (“SynBio”), had a share ownership in the Company of approximately 5% of the total outstanding common stock at March 31, 2021. In addition to its common stock ownership, Pharmsynthez holds outstanding warrants to purchase our common stock and approximately 1.5 million shares of our outstanding Series B Preferred Stock at March 31, 2021 and all of our outstanding Series A Preferred stock through SynBio. Pharmsynthez was a related party of SynBio, which was a related party of ours, and acquired 100% of SynBio in February 2017. In addition, one of our directors, Dr. Dmitry Genkin, is the Executive Chairman of the board of directors of Pharmsynthez, and Dr. Grigory Borisenko, another one of our directors, is employed as the Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez. Additionally, one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez. In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any preclinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

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

SynBio LLC

In August 2011, SynBio, a wholly-owned subsidiary of Pharmsynthez, and the Company entered into a stock subscription and collaborative development agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop, market and commercialize certain drug candidates utilizing molecule(s) based on SynBio’s technology and the Company’s proprietary technologies (PolyXen, OncoHist and ImuXen) in Russia and the Commonwealth of Independent States (“CIS”), collectively referred to herein as the SynBio Market. In return, SynBio granted an exclusive license to the Company to use the preclinical and clinical data generated by SynBio in certain agreed products and engage in the development of commercial candidates in any territory outside of the SynBio Market.

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

Serum Institute

Serum Institute had a share ownership of less than 1% of the Company’s total outstanding common stock as of March 31, 2021, December 31, 2020 and December 31, 2019. In addition to its common stock ownership, Serum Institute holds outstanding warrants to purchase our common stock. See Note 11, Stockholders’ Equity, included in Item 8 of the Original Filing. One of the Company’s directors, Firdaus Jal Dastoor, is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of Serum Institute. In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement.

Through December 31, 2020, Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2020 and 2019.

Santersus Agreement

The Company intends to enter into a feasibility agreement and license option with Santersus SA, a Swiss corporation (“Santersus”), regarding the use of OncoHist in a medical device for extracorporeal blood purification. Santersus is an entity controlled by Dr. Genkin. This arrangement has not been executed by Santersus to date.

XCART Technology

On March 1, 2019 (the “Signing Date”) the Company entered into agreements with Hesperix S.A. (“Hesperix”) and Opko Pharmaceuticals LLC (“OPKO”) to acquire the XCART technology. The Company entered into a Share Purchase Agreement, as amended (the “Share Purchase Agreement”), with Hesperix, the owners of Hesperix (each, a “Seller” and collectively, the “Sellers”), and Alexey Andreevich Vinogradov, as the representative of each Seller, pursuant to which the Company purchased from Sellers all of the issued and outstanding shares of capital stock of Hesperix.

Under the terms of the Share Purchase Agreement, the Company issued to Sellers an aggregate of 406,246 shares of the Company’s common stock (the “Transaction Shares”) at the time of the closing. In addition, the Share Purchase Agreement contains customary representations and warranties relating to each Seller and about the condition of the Company and Hesperix. The Company issued the Transaction Shares pursuant to a registration statement on Form S-4.

In connection with the acquisition, Dr. Alexey Vinogradov was appointed to the Board, effective as of the closing of the acquisition. Mr. Vinogradov acquired 186,781 shares of the Company’s common stock in connection with the closing of the transaction contemplated by the Share Purchase Agreement. Mr. Vinogradov was also a significant shareholder of Hesperix and a Seller in the Share Purchase Agreement. Additionally, Dr. Dmitry Genkin, one of our directors, was a director and significant shareholder of Hesperix. In addition, in connection with the acquisition, the Company repaid an approximate $225,000 loan that Dr. Genkin entered into with Hesperix.

On the Signing Date and in connection with the acquisition, Hesperix entered into an assignment agreement (the “Hesperix Assignment Agreement”) with IBCH, Pharmsynthez, and certain other parties thereto (collectively, the “Assignors”), pursuant to which, the Assignors have agreed, among other things, to sell, assign, transfer, and convey unto Hesperix all of their individual right, title, and interest throughout the world in and to patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and the related know-how. Hesperix has agreed to pay each of IBCH and Pharmsynthez a royalty rate in the low single digit range based on the net sales of products in each country in which, in the absence of the Hesperix Assignment Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent.

Also on the Signing Date, the Company entered into an assignment agreement with OPKO (the “OPKO Assignment Agreement”), pursuant to which the Company will acquire and accept, all of OPKO’s right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between Scripps Research and OPKO regarding certain patents related to “Articles And Methods Directed To Personalized Therapy Of Cancer” and in which Scripps Research agreed to grant an exclusive royalty-bearing license, to the patent rights owned by Scripps Research to OPKO, and OPKO has agreed to pay Scripps Research a royalty rate in the low single digit range based on the net sales of products in each country in which, in the absence of the IP License Agreement, the manufacture, use, offer for sale, sale, or importation of such product would infringe a valid claim of a patent or pending application. Under the terms of the OPKO Assignment Agreement and the IP License Agreement, the Company issued 164,062 shares of the Company’s common stock to OPKO and 54,687 shares of the Company’s common stock to Scripps Research at the time of the closing. In addition, the OPKO Assignment Agreement contains customary representations and warranties relating to OPKO and the IP License Agreement. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc., the parent company of OPKO.

Director Independence

As required under the Nasdaq listing rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with advisors to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing rules of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board affirmatively determined that the following directors were independent directors within the meaning of the applicable Nasdaq listing rules for the period during which they served as a member of the Board during fiscal year 2020: Dr. Callaway, Mr. Dastoor, Dr. Kornberg, Mr. Logal, Mr. Vinogradov and Dr. Borisenko. In making the independence determinations, the Board considered a number of factors and relationships, including without limitation (i) Dr. Borisenko’s employment as the Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez, the Company’s largest stockholder with ownership of approximately 5% of the Company’s outstanding common stock, and (ii) the Company’s transactions with Hesperix and Mr. Vinogradov’s former status as a significant shareholder of Hesperix.

During fiscal year 2020, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as currently set forth in Rule 5605 of the Nasdaq listing rules).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2020 and December 31, 2019, by Marcum LLP, the Company’s principal accountant.

	2020	2019
Audit Fees	$168,896	$170,972
Audit-Related Fees	8,910	166,102
Tax Fees	–	–
All Other Fees	–	–
	$177,806	$337,074

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2020 and 2019.

Audit-Related Fees

Audit related fees during the year ended December 31, 2020 include fees incurred in connection with our Prospectus and S-8 filings in 2020. Audit related fees during the year ended December 31, 2019 include fees incurred in connection with our S-1, S-3 and S-4 registration statements filed throughout 2019.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee pre-approves all audit and non-audit accounting services provided by our independent, registered accounting firm. All audit and non-audit fee services described above were pre-approved by the Audit Committee.

Pursuant to the Board of Directors’ policy, to help ensure the independence of our independent registered public accounting firm, all auditing services and permitted non-audit services (including the terms thereof) to be performed for us by our independent registered public accounting firm must be pre-approved by the Audit Committee, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the commencement of services.

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2020. Our Audit Committee reviewed all services provided by Marcum LLP in 2020 and concluded that the services provided were compatible with maintaining its independence.

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

XENETIC BIOSCIENCES, INC.

Date: April 28, 2021	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer

