Form 10-Q
period 2021-03-31
Xenetic Biosciences, Inc.
filed 2021-05-11
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 7, 2021, the number of outstanding shares of the registrant’s common stock was 8,746,692.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets:
Cash	$10,008,364	$11,527,552
Prepaid expenses and other	1,027,749	841,958
Total current assets	11,036,113	12,369,510

Other assets	725,509	809,985
Total assets	$11,761,622	$13,179,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$207,811	$327,396
Accrued expenses and other current liabilities	590,380	609,532
Total current liabilities	798,191	936,928

Other long-term liabilities	17,568	27,043
Total liabilities	815,759	963,971

Commitments (Note 11)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	970	970
Common stock, $0.001 par value; 50,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 8,773,683 and 8,772,198 shares issued as of March 31, 2021 and December 31, 2020, respectively; 8,746,692 and 8,745,207 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	8,772	8,771
Additional paid in capital	194,209,794	194,133,511
Accumulated deficit	(178,248,031)	(176,902,086)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	10,945,863	12,215,524
Total liabilities and stockholders' equity	$11,761,622	$13,179,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue:
Royalty revenue	$191,216	$56,749
Total revenue	191,216	56,749

Operating costs and expenses:
Research and development	(629,729)	(359,651)
General and administrative	(930,578)	(927,880)
Total operating costs and expenses	(1,560,307)	(1,287,531)
Loss from operations	(1,369,091)	(1,230,782)

Other income (expense):
Other income (expense)	884	(134)
Interest income	22,262	51,487
Total other income	23,146	51,353

Net loss	$(1,345,945)	$(1,179,429)

Basic and diluted loss per share	$(0.15)	$(0.19)

Weighted-average shares of common stock outstanding, basic and diluted	8,746,263	6,233,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2021	2,774,394	$2,774	8,772,198	$8,771	$194,133,511	$(176,902,086)	$253,734	$(5,281,180)	$12,215,524
Share-based expense	–	–	–	–	76,284	–	–	–	76,284
Exercise of purchase warrants	–	–	1,485	1	(1)	–	–	–	–
Net loss	–	–	–	–	–	(1,345,945)	–	–	(1,345,945)
Balance as of March 31, 2021	2,774,394	$2,774	8,773,683	$8,772	$194,209,794	$(178,248,031)	$253,734	$(5,281,180)	$10,945,863

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,345,945)	$(1,179,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	591
Amortization of right of use asset	8,413	6,824
Share-based expense	76,284	165,598
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(109,728)	(86,448)
Accounts payable, accrued expenses and other liabilities	(148,212)	92,144
Net cash used in operating activities	(1,519,188)	(1,000,720)

Net change in cash	(1,519,188)	(1,000,720)
Cash at beginning of period	11,527,552	10,367,920

Cash at end of period	$10,008,364	$9,367,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock from cashless exercise of purchase warrants	$1	$219

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

Additionally, Xenetic is leveraging its proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid to prolong a drug’s circulating half-life and potentially improve other pharmacological properties. Xenetic incorporates its patented and proprietary technologies into a number of drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what the Company believes will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics.

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On December 4, 2020, the Company closed on a $6.0 million registered direct offering of the Company’s common stock, par value $0.001 resulting in $5.4 million of net proceeds to the Company. The Company believes that this financing, coupled with the Company’s existing resources, will be adequate to fund the Company’s operations through May 2022. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond its control.

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

3.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021 and amended on April 28, 2021.

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

For the three months ended March 31, 2021 and 2020, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. This may result in earlier recognition of allowance for losses. ASU 2016-13 is effective for smaller reporting public entities for fiscal years beginning after December 15, 2022 but early adoption is permitted. The Company is currently evaluating the impact of adoption, but it does not anticipate that it will have a material effect on the Company’s consolidated financial statements.

4.	Significant Strategic Collaborations

The Company has entered into various research, development, license and supply agreements with Takeda Pharmaceuticals Co. Ltd. (“Takeda”), Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2021. In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.2 million and $0.1 million were recorded as revenue by the Company during the three months ended March 31, 2021 and 2020, respectively. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. There were no remaining performance obligations and all other revenue recognition criteria were met. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three months ended March 31, 2021 and 2020, respectively.

On May 15, 2020, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding is payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. The Company has paid $1.2 million to Scripps Research under this agreement through March 31, 2021. As of March 31, 2021 and December 31, 2020, approximately $0.2 million has been recognized as an advance payment under this agreement and is included in Prepaid expenses and other current assets.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Office and computer equipment	$42,289	$42,289
Furniture and fixtures	14,738	14,738
Property and equipment – at cost	57,027	57,027
Less accumulated depreciation	(57,027)	(57,027)
Property and equipment – net	$–	$–

Depreciation expense was approximately $1,000 for the three months ended March 31, 2020. There was no depreciation expense for the three months ended March 31, 2021.

6.	Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is in-process research and development (“IPR&D”) relating to the Company’s business combination with SymbioTec in 2012. IPR&D is tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, although it is to be tested at least annually until the project is completed or abandoned. The Company completed an impairment analysis of the IPR&D during 2020 and concluded that the following factors indicated that the IPR&D was impaired: a decision by management to delay indefinitely any further development of the IPR&D and to not support the underlying intellectual property; the failure to sell or license the IPR&D to a third party; and the reduction in market capitalization. The Company recorded an asset impairment charge of $9.2 million during the third quarter of 2020 representing the excess of the IPR&D asset’s carrying value over its estimated fair value. A reconciliation of the change in the carrying value of Indefinite-Lived Intangible Assets is as follows:

Balance as of January 1, 2020	$9,243,128
Impairment	(9,243,128)
Balance as of December 31, 2020	$–

7.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2021 and 2020.

8.	Stockholders’ Equity

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of March 31, 2021 and December 31, 2020, collaboration warrants to purchase 30,307 shares of common stock were outstanding. The outstanding warrants as of March 31, 2021 have an average weighted exercise price of $124.74 per share and expiration dates ranging from April 2021 through May 2021. No collaboration warrants were granted or exercised and none expired in connection with collaboration or consulting services during the three months ended March 31, 2021 and 2020, respectively.

In addition, the Company has outstanding warrants to purchase an aggregate of 347,505 and 378,453 shares of common stock in connection with debt and equity financing arrangements as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, these warrants have an average weighted exercise price of $36.74 per share and expiration dates ranging from July 2021 through September 2026. No debt and equity financing warrants were granted during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021 and 2020, debt and equity financing warrants to purchase approximately 1,485 and 0.2 million shares of common stock, respectively, were exercised on a cashless one-for-one basis. In addition, approximately 29,000 debt and equity warrants expired during the three months ended March 31, 2021. No debt and equity warrants expired during the three months ended March 31, 2020.

9.	Share-Based Expense

Total share-based expense related to stock options and restricted stock units (“RSUs”) was approximately $0.1 and $0.2 million during the three months ended March 31, 2021 and 2020, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$10,710	$13,358
General and administrative expenses	65,574	152,240
	$76,284	$165,598

Employee Stock Options

During the three months ended March 31, 2021, the Company granted 200,000 stock option awards to purchase shares of common stock. The weighted average grant date fair value per option share was $2.34. Key assumptions used in the Black-Scholes option pricing model for options granted during the three months ending March 31, 2021 were the Company’s stock price, a risk free rate of 1.08%, an expected life of 5.88 years and an expected volatility rate of 134.47%. There were no employee stock options or RSUs granted or exercised during the three months ended March 31, 2020. The Company recognized a total of approximately $0.1 million and $0.2 million of compensation expense related to employee stock options during the three months ended March 31, 2021 and 2020, respectively.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised and none expired during the three months ended March 31, 2021 and 2020, respectively. The Company did not recognize any expense related to non-employee stock options during the three months ended March 31, 2021. The Company recognized approximately $4,000 of expense during the three months ended March 31, 2020.

10.	Income Taxes

During the three months ended March 31, 2021 and 2020, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $29.9 million and $29.6 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Company did not record any unrecognized tax positions.

11.	Commitments

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three Months Ended March 31,
2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$8,413

Supplemental balance sheet information related to our operating leases are as follows:

	Balance Sheet Classification	March 31, 2021
Right-of-use assets - ST	Prepaid expenses and other	$36,545
Right-of-use assets - LT	Other assets	$17,568
Current lease liabilities	Accrued expenses and other current liabilities	$36,545
Non-current lease liabilities	Other long-term liabilities	$17,568

12.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez (as well as SynBio), each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021 as amended on April 28, 2021.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s co-development agreement with SynBio. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $12,000 and $13,000 of interest income related to this loan during the three months ended March 31, 2021 and 2020, respectively.

Effective January 23, 2021, the Company entered into a First Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to January 2022. The terms of the Pharmsynthez Loan Extension called for two (2) equal monthly principal payments of $25,000 in each of January 23, 2021 and February 28, 2021 and the payment of all outstanding accrued interest in six (6) equal monthly installments from January 31, 2021 through June 30, 2021. In addition, the Pharmsynthez Loan Extension requires monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from July 2021 through January 2022. All other terms of the Pharmsynthez Loan remain in effect. As of March 31, 2021, approximately $0.5 million was included in Prepaid expenses and other on the condensed consolidated balance sheet. As of December 31, 2020, approximately $0.5 million was classified within Prepaid expenses and other and approximately $0.1 million was classified within Other assets on the consolidated balance sheet.

During the third quarter of 2019, the Company entered into a Sponsored Research Agreement with Pharmsynthez (the “SRA”) related to experiments identified by the Company to support its efforts for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which was refundable on pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. On June 12, 2020, the Company and Pharmsynthez entered into a Master Services Agreement (“MSA”) to advance the development of the Company’s XCART technology for B-cell malignancies. The MSA terminated and superseded the SRA. The Company expensed approximately $0.1 million related to work performed under these agreements during the three months ended March 31, 2021 and 2020. As of March 31, 2021, approximately $30,000 was accrued and included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet. As of December 31, 2020, approximately $25,000 was recorded as an advanced payment and included in Prepaid expenses and other on the consolidated balance sheet.

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

The Company and Pharmsynthez executed a work order on June 12, 2020 (the “Work Order”) under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of the Company’s XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order are expected to take approximately 20 months unless earlier terminated in accordance with the MSA. Under the terms of the Work Order, the Company paid Pharmsynthez $51,000 as an initial payment for trial startup costs, which amount was credited against the amounts paid under the SRA. The Work Order provides for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites, which will be further credited against the SRA. The total cost under the Work Order is currently estimated to be approximately $1.8 million. Through March 31, 2021, all costs incurred under the MSA were credited against the amounts paid under the SRA. Additionally, the Work Order provides for milestone payments of up to an aggregate of $1,050,000, or, in the Company’s sole discretion, up to an aggregate of 1,000,000 shares of the Company’s common stock, to be paid or issued, as applicable, by the Company upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order. As of March 31, 2021, approximately $0.1 million of milestone payments has been paid.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the anticipated effects and duration of the novel coronavirus, or COVID-19, global pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, results of operations and financial condition; our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials including the timing of generating clinical data from these trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to any Investigational New Drug filing or any New Drug Application; the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development, and the likelihood and extent of competition to our drug candidates; the development of the XCART™ Chimeric Antigen Receptor (“CAR”) T technology; our plans to apply the XCART technology to advance cell-based therapeutics by targeting the unique B cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas; our beliefs regarding the expected results of the XCART technology, including its potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells; and our anticipation that our primary focus will now be on advancing the XCART technology through regulatory approval and commercialization technology.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on progressing XCART™, a personalized CAR T platform technology engineered to target patient- and tumor-specific neoantigens. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. XCART has the potential to fuel a robust pipeline of the therapeutic assets targeting high-value oncology indications. The XCART technology, developed by the Scripps Research Institute (“Scripps Research”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry, is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells. We are currently advancing XCART preclinical efforts through strategic collaborations with Scripps Research and PJSC Pharmsynthez.

Additionally, we are leveraging our proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid to prolong a drug’s circulating half-life and potentially improve other pharmacological properties.

We incorporate our patented and proprietary technologies into a number of drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the United States (“U.S.”) by the Food and Drug Administration nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner.

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

Although we hold a broad patent portfolio, the focus of our internal development efforts during the three months ended March 31, 2021 was on advancing the development of our XCART platform technology and closing down our XBIO-101 Phase 2 trial.

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

There has been no material change to our critical accounting estimates since those critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021, as amended on April 28, 2021.

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing into 2021, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. We continue to evaluate the effects of the COVID-19 pandemic on our business, and while our operations were not materially affected during the three months ended March 31, 2021 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 2021 and 2020

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2021 to the fiscal quarter ended March 31, 2020 is as follows:

Description	Quarter Ended March 31, 2021	Quarter Ended March 31, 2020	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$191,216	$56,749	$134,467	237.0
Operating costs and expenses:
Research and development	(629,729)	(359,651)	270,078	75.1
General and administrative	(930,578)	(927,880)	2,698	0.3
Total operating costs and expenses	(1,560,307)	(1,287,531)	272,776	21.2
Loss from operations	(1,369,091)	(1,230,782)	138,309	11.2
Other income (expense):
Other income (expense)	884	(134)	1,018	759.7
Interest income	22,262	51,487	(29,225)	(56.8)

Net loss	$(1,345,945)	$(1,179,429)	$(166,516)	14.1

Revenue

Revenue for the three months ended March 31, 2021 increased by $0.1 million, or 237.0%, to $0.2 million from approximately $0.1 million for the three months ended March 31, 2020. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2020 as the sublicensee continued its worldwide launch of the product.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended March 31, 2021 increased by $0.3 million, or 75.1%, to $0.6 million from $0.4 million in the comparable quarter in 2020. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended March 31, 2021 and 2020:

	Quarter Ended
Category of Expense	March 31, 2021	March 31, 2020
Outside services and contract research organizations	$452,625	$223,622
Salaries and wages	130,047	89,842
Share-based expense	10,710	13,358
Other	36,347	32,829
Total research and development expense	$629,729	$359,651

The increase in outside services and contract research organizations expense was primarily due to increased spending related to our XCART platform technology during the three months ended March 31, 2021 as compared to the same period in the prior year. Costs related to our XCART program were higher in 2021 as compared to the same period in 2020 as we continued to invest in our pre-clinical developments efforts. This increase was partially offset by a decrease in spending on our XBIO-101 Phase 2 clinical trial, which was closed during the first quarter of 2021. Salaries and wages increased during the three months ended March 31, 2021 due to slightly higher employee related costs, which was partially offset by lower share-based expense.

General and Administrative Expenses

General and administrative expenses for both the three months ended March 31, 2021 and 2020 was approximately $0.9 million. Increases in consulting and employee related costs during the three months ended March 31, 2021 compared to the same period in 2020 were substantially offset by lower share-based expense and legal and accounting costs.

Other Income (Expense)

Other income was approximately $900 for the three months ended March 31, 2021 compared to approximately $100 of other expense for the same period in 2020. This increase in other income was primarily related to changes in foreign currency exchange rates during the three months ended March 31, 2021 as compared to the same period in 2020.

Interest Income

Interest income decreased to approximately $22,000 during the three months ended March 31, 2021 as compared to approximately $51,000 for the same period in the prior year. This decrease is primarily due to a decrease in interest income on invested funds due to lower interest rates during the first quarter of 2021 compared to the same period in 2020.

Liquidity and Capital Resources

We incurred a net loss of approximately $1.3 million for the three months ended March 31, 2021. We had an accumulated deficit of approximately $178.2 million at March 31, 2021 as compared to an accumulated deficit of approximately $176.9 million at December 31, 2020. Working capital was approximately $10.2 million at March 31, 2021 and $11.4 million at December 31, 2020, respectively. During the three months ended March 31, 2021, our working capital decreased by $1.2 million due to our net loss for the three months ended March 31, 2021. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At March 31, 2021, we had approximately $10.0 million in cash and $0.8 million in current liabilities. At December 31, 2020, we had approximately $11.5 million in cash and $0.9 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On December 4, 2020, we closed on a $6.0 million registered direct Common Stock offering resulting in $5.4 million of net proceeds to us. We believe that this financing, coupled with our existing resources, will be adequate to fund our operations through May 2022. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond our control.

Cash Flows from Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2021 totaled approximately $1.5 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. Cash flows used in operating activities for the three months ended March 31, 2020 totaled approximately $1.0 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with share-based expense.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2021 and 2020.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2021 and 2020.

Contractual Obligations and Commitments

As of March 31, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended on April 28, 2021.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended on April 28, 2021 for a discussion of recent accounting standards.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended on April 28, 2021.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021 as amended on April 28, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

May 11, 2021	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

