Form 10-Q
period 2021-09-30
Xenetic Biosciences, Inc.
filed 2021-11-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 5, 2021 was 13,387,978.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets:
Cash	$19,702,729	$11,527,552
Prepaid expenses and other	878,243	841,958
Total current assets	20,580,972	12,369,510

Other assets	704,430	809,985
Total assets	$21,285,402	$13,179,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$248,485	$327,396
Accrued expenses and other current liabilities	873,010	609,532
Total current liabilities	1,121,495	936,928

Other long-term liabilities	–	27,043
Total liabilities	1,121,495	963,971

Commitments (Note 11)	–	–
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized	–	–
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	970	970
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 13,413,013 and 8,772,198 shares issued as of September 30, 2021 and December 31, 2020, respectively; 13,386,022 and 8,745,207 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	13,411	8,771
Additional paid in capital	205,880,753	194,133,511
Accumulated deficit	(180,705,585)	(176,902,086)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	20,163,907	12,215,524
Total liabilities and stockholders' equity	$21,285,402	$13,179,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenue:
Royalty revenue	$349,269	$115,934	$828,088	$285,610
Total revenue	349,269	115,934	828,088	285,610

Operating costs and expenses:
Research and development	(780,153)	(573,061)	(1,934,432)	(1,240,612)
General and administrative	(945,115)	(804,149)	(2,766,397)	(2,519,515)
Asset impairment charges	–	(9,243,128)	–	(9,243,128)
Total operating costs and expenses	(1,725,268)	(10,620,338)	(4,700,829)	(13,003,255)
Loss from operations	(1,375,999)	(10,504,404)	(3,872,741)	(12,717,645)

Other income (expense):
Other income (expense)	(2,906)	585	(1,784)	643
Interest income, net	28,029	24,931	71,026	105,043
Total other income	25,123	25,516	69,242	105,686

Loss before income taxes	(1,350,876)	(10,478,888)	(3,803,499)	(12,611,959)

Income tax benefit	–	2,918,518	–	2,918,518

Net loss	$(1,350,876)	$(7,560,370)	$(3,803,499)	$(9,693,441)

Basic and diluted net loss per share	$(0.13)	$(1.20)	$(0.41)	$(1.55)

Weighted-average shares of common stock outstanding, basic and diluted	10,162,167	6,296,227	9,223,560	6,272,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2021

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of July 1, 2021	2,774,394	$2,774	8,773,683	$8,772	$194,319,716	$(179,354,709)	$253,734	$(5,281,180)	$9,949,107

Issuance of common stock and warrants, net of issuance costs	–	–	950,000	950	11,449,916	–	–	–	11,450,866
Exercise of pre-funded warrants	–	–	3,679,630	3,679	–	–	–	–	3,679
Exercise of purchase warrants	–	–	2,547	3	(3)	–	–	–	–
Issuance of common stock to vendor	–	–	7,153	7	(7)	–	–	–	–
Share-based expense	–	–	–	–	111,131	–	–	–	111,131
Net loss	–	–	–	–	–	(1,350,876)	–	–	(1,350,876)
Balance as of September 30, 2021	2,774,394	$2,774	13,413,013	$13,411	$205,880,753	$(180,705,585)	$253,734	$(5,281,180)	$20,163,907

NINE MONTHS ENDED SEPTEMBER 30, 2021

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2021	2,774,394	$2,774	8,772,198	$8,771	$194,133,511	$(176,902,086)	$253,734	$(5,281,180)	$12,215,524

Issuance of common stock and warrants, net of issuance costs	–	–	950,000	950	11,449,916	–	–	–	11,450,866
Exercise of pre-funded warrants	–	–	3,679,630	3,679	–	–	–	–	3,679
Exercise of purchase warrants	–	–	4,032	4	(4)	–	–	–	–
Issuance of common stock to vendor	–	–	7,153	7	(7)	–	–	–	–
Share-based expense	–	–	–	–	297,337	–	–	–	297,337
Net loss	–	–	–	–	–	(3,803,499)	–	–	(3,803,499)
Balance as of September 30, 2021	2,774,394	$2,774	13,413,013	$13,411	$205,880,753	$(180,705,585)	$253,734	$(5,281,180)	$20,163,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited) (Continued)

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,803,499)	$(9,693,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	–	9,243,128
Deferred income taxes	–	(2,918,518)
Depreciation	–	757
Amortization of right of use asset	26,199	20,042
Gain on settlement with vendor	–	(143,639)
Share-based expense	297,337	388,131
Changes in operating assets and liabilities:
Prepaid expenses and other assets	43,071	273,052
Accounts payable, accrued expenses and other liabilities	157,524	(483,045)
Net cash used in operating activities	(3,279,368)	(3,313,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	11,450,866	–
Proceeds from exercise of warrants	3,679	–
Net cash provided by financing activities	11,454,545	–

Net change in cash	8,175,177	(3,313,533)
Cash at beginning of period	11,527,552	10,367,920

Cash at end of period	$19,702,729	$7,054,387

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to vendor	$7	$1
Issuance of common stock from cashless exercise of purchase warrants	$4	$229

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On December 4, 2020, the Company closed on a $6.0 million registered direct offering of the Company’s common stock, par value $0.001, resulting in $5.4 million of net proceeds to the Company. On July 28, 2021, the Company completed a $12.5 million private placement of the Company’s common stock, par value $0.001, resulting in approximately $11.5 million of net proceeds to the Company. The Company believes that these financings, coupled with the Company’s existing resources, will be adequate for the Company to continue as a going concern. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond its control.

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

For the three and nine months ended September 30, 2021 and 2020, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

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

The Company has entered into various research, development, license and supply agreements with Takeda Pharmaceuticals Co. Ltd. (“Takeda”), Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2021.

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.3 million and $0.8 million were recorded as revenue by the Company during the three and nine months ended September 30, 2021, respectively, and approximately $0.1 million and $0.3 million were recorded as revenue by the Company during the three and nine months ended September 30, 2020, respectively. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met. There are no active projects under the Exclusive Research, Development and License Agreement, dated August 15, 2005, by and between Lipoxen and Baxter Healthcare SA, as amended, (the “Takeda Agreement”), and the parties mutually terminated the agreement in August 2021. The termination of the Takeda Agreement had no impact on the Company’s non-exclusive sublicense agreement and the royalties being generated. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three or nine months ended September 30, 2021 and 2020, respectively.

On May 15, 2020, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding is payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. The Company has paid $1.8 million to Scripps Research under this agreement through September 30, 2021. As of September 30, 2021 and December 31, 2020, approximately $0.2 million has been recognized as an advance payment under this agreement and is included in Prepaid expenses and other current assets.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Office and computer equipment	$42,289	$42,289
Furniture and fixtures	14,738	14,738
Property and equipment – at cost	57,027	57,027
Less accumulated depreciation	(57,027)	(57,027)
Property and equipment – net	$–	$–

There was no depreciation expense for the three months ended September 30, 2021 and 2020. There was no depreciation expense for the nine months ended September 30, 2021. Depreciation expense was approximately $800 for the nine months ended September 30, 2020.

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

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. The carrying amount of certain of the Company’s financial instruments approximate fair value due to their short maturities. As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2021 and 2020.

8.	Stockholders’ Equity

Private Placement

On July 26, 2021, the Company entered into a securities purchase agreement in connection with a private placement with the purchaser named on the signature page thereto (“Purchaser”), pursuant to which the Company issued and sold to Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 950,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), (ii) warrants to purchase an aggregate of 4,629,630 shares of the Company’s common stock, with an exercise price of $3.30 per share (the “Series A Warrants”) which expire three and one half years from the earlier of (a) the six month anniversary of the initial exercise date and (b) the date that the registration statement registering all of the warrant shares underlying the Series A Warrants is declared effective, and (iii) pre-funded warrants to purchase up to 3,679,630 shares of the Company’s common stock, with an exercise price of $0.001 per share (the “Series B Warrants”) with no expiration (the “Private Placement”), at a purchase price of $2.70 per one Share and one Series A Warrant and $2.699 per one Series B Warrant and one Series A Warrant. The Private Placement closed on July 28, 2021 resulting in gross proceeds from the Private Placement of approximately $12.5 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any such warrants. Net proceeds from the Private Placement were $11.5 million.

On July 26, 2021, in connection with the Private Placement, the Company entered into a registration rights agreement with Purchaser, pursuant to which the Company filed a registration statement on Form S-3 to register for resale the Shares, as well as the shares of the Company’s common stock issuable upon exercise of the Series A Warrants and the Series B Warrants, which was declared effective on August 23, 2021.

Warrants

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company has issued warrants to purchase shares of common stock as payment for services. As of September 30, 2021 and December 31, 2020, collaboration warrants to purchase 0 and 30,307 shares of common stock were outstanding. No collaboration warrants were granted or exercised in connection with collaboration or consulting services during the three and nine months ended September 30, 2021. Collaboration warrants to purchase 30,307 shares expired during the nine months ended September 30, 2021. No collaboration warrants were granted or exercised and none expired in connection with collaboration or consulting services during the three and nine months ended September 30, 2020, respectively.

The Series B Warrants are immediately exercisable at a price of $0.001 per share of Common Stock. The holders of the Series B Warrants will not have the right to exercise any portion of the Series B Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series B Warrants. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of a Warrant held by the holder. Any increase in the beneficial ownership limitation will not be effective until the 61st day after notice is delivered to the Company. The Series B Warrants had an intrinsic value of approximately $9.3 million. During the three and nine months ended September 30, 2021, Series B Warrants to purchase 3,679,630 shares of Common Stock were exercised resulting in $3,679 of net proceeds to the Company. As a result, no Series B Warrants were outstanding as of September 30, 2021.

The Series A Warrants are immediately exercisable at a price of $3.30 per share of Common Stock. The holders of the Series A Warrants will not have the right to exercise any portion of the Series A Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series A Warrants. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of a Warrant held by the holder. Any increase in the beneficial ownership limitation will not be effective until the 61st day after notice is delivered to the Company. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $1.98 per share, for a total of approximately $9.2 million. The fair value of these warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 0.49%, an expected life of 3.6 years and an expected volatility of 138.76%. No Series A Warrants were exercised during the three and nine months ended September 30, 2021.

In addition, the Company has outstanding warrants to purchase an aggregate of 333,424 and 378,453 shares of common stock in connection with debt and equity financing arrangements as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, these warrants have an average weighted exercise price of $36.14 per share and expiration dates ranging from November 2021 through September 2026. No debt and equity financing warrants were granted during the three and nine months ended September 30, 2021 and 2020 other than the Series A and Series B Warrants issued in connection with the Private Placement. During the three and nine months ended September 30, 2021, debt and equity financing warrants to purchase approximately 2,547 and 4,032 shares of common stock, respectively, were exercised on a cashless one-for-one basis. During the nine months ended September 30, 2020, debt and equity financing warrants to purchase approximately 0.2 million shares of common stock were exercised on a cashless one-for-one basis. No debt and equity financing warrants were exercised during the three months ended September 30, 2020. In addition, approximately 12,000 and 41,000 debt and equity warrants expired during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, approximately 0.1 million of debt and equity warrants expired.

9.	Share-Based Expense

Total share-based expense related to stock options, restricted stock units (“RSUs”) and common stock awards was approximately $0.1 million during the three months ended September 30, 2021 and 2020 and approximately $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$19,236	$13,078	$48,972	$39,372
General and administrative expenses	91,895	97,721	248,365	348,759
	$111,131	$110,799	$297,337	$388,131

Employee Stock Options

During the nine months ended September 30, 2021, the Company granted 200,000 stock option awards to purchase shares of common stock. The weighted average grant date fair value per option share was $2.34. Key assumptions used in the Black-Scholes option pricing model for options granted during the nine months ending September 30, 2021 were the Company’s stock price, a risk free rate of 1.08%, an expected life of 5.88 years and an expected volatility rate of 134.47%. There were no employee stock options or RSUs granted or exercised during the nine months ended September 30, 2020. The Company recognized a total of $0.1 million of compensation expense related to employee stock options during the three months ended September 30, 2021 and 2020 and $0.3 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively.

Non-Employee Stock Options

The Company did not grant any non-employee stock options during the three and nine months ended September 30, 2021 and 2020. The Company did not recognize any expense related to non-employee stock options during the three and nine months ended September 30, 2021. The Company recognized approximately $4,000 and $11,000 of expense during the three and nine months ended September 30, 2020, respectively.

Common Stock Awards

The Company did not grant any common stock awards during the three and nine months ended September 30, 2021 and September 30, 2020, respectively. During the three and nine months ended September 30, 2021, the Company issued 7,153 shares related to common stock awards. During the nine months ended September 30, 2020, the Company issued 1,188 shares related to common stock awards. As of September 30, 2021, there were 253 common stock awards authorized but not issued.

10.	Income Taxes

During the three and nine months ended September 30, 2021, there was no provision for income taxes as the Company incurred losses during both periods. During the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $2.9 million related to a net deferred tax liability that was eliminated due to the impairment of certain intangible assets. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $30.5 million and $29.6 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company did not record any unrecognized tax positions.

11.	Commitments

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Nine Months Ended September 30,
2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$26,199

Supplemental balance sheet information related to our operating leases are as follows:

	Balance Sheet Classification	September 30, 2021
Right-of-use assets - ST	Prepaid expenses and other	$36,326
Right-of-use assets - LT	Other assets	$–
Current lease liabilities	Accrued expenses and other current liabilities	$36,326
Non-current lease liabilities	Other long-term liabilities	$–

12.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez (as well as SynBio), each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended on April 28, 2021, except as otherwise set forth below.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s co-development agreement with SynBio. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the equity interests of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $12,000 and $35,000 of interest income related to this loan during the three and nine months ended September 30, 2021, respectively. The Company recognized approximately $13,000 and $38,000 of interest income related to this loan during the three and nine months ended September 30, 2020, respectively.

Effective January 23, 2021, the Company entered into a First Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to January 2022. The terms of the Pharmsynthez Loan Extension called for two (2) equal monthly principal payments of $25,000 in each of January 23, 2021 and February 28, 2021 and the payment of all outstanding accrued interest in six (6) equal monthly installments from January 31, 2021 through June 30, 2021. In addition, the Pharmsynthez Loan Extension required monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from August 2021 through January 2022. All other terms of the Pharmsynthez Loan remain in effect.

Subsequent to the third quarter of 2021, the Company entered into a Second Amendment to Loan Agreement and Other Loan Documents, effective August 31, 2021, with Pharmsynthez, Kevelt and SynBio (the “Second Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to July 2022. The terms of the Second Pharmsynthez Loan Extension call for an upfront fee of $12,500 and two (2) equal monthly principal payments of $25,000 in September 30, 2021 and October 31, 2021. In addition, the Second Pharmsynthez Loan Extension requires monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from February 2022 through July 2022. All other terms of the Pharmsynthez Loan, as amended, remain in effect. All required payments under the Second Pharmsynthez Loan Extension have been made to date. As of September 30, 2021, approximately $0.4 million was included in Prepaid expenses and other on the condensed consolidated balance sheet. As of December 31, 2020, approximately $0.5 million was classified within Prepaid expenses and other and approximately $0.1 million was classified within Other assets on the consolidated balance sheet.

During the third quarter of 2019, the Company entered into a Sponsored Research Agreement with Pharmsynthez (the “SRA”) related to experiments identified by the Company to support its efforts for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which was refundable on pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. On June 12, 2020, the Company and Pharmsynthez entered into a Master Services Agreement (“MSA”) to advance the development of the Company’s XCART technology for B-cell malignancies. The MSA terminated and superseded the SRA. The Company expensed approximately $0.1 million and $0.2 million related to work performed under these agreements during the nine months ended September 30, 2021 and 2020, respectively. No expense was recorded during the three months ended September 30, 2021 and 2020. As of September 30, 2021, approximately $40,000 was accrued and included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet. As of December 31, 2020, approximately $25,000 was recorded as an advanced payment and included in Prepaid expenses and other on the consolidated balance sheet.

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

The Company and Pharmsynthez executed a work order on June 12, 2020 (the “Work Order”) under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of the Company’s XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order were expected to take approximately 20 months unless earlier terminated in accordance with the MSA. Under the terms of the Work Order, the Company paid Pharmsynthez $51,000 as an initial payment for trial startup costs, which amount was credited against the amounts paid under the SRA. The Work Order provided for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites, which were to be further credited against the SRA. Through September 30, 2021, all costs incurred under the MSA were credited against the amounts paid under the SRA. Additionally, the Work Order provided for milestone payments of up to an aggregate of $1,050,000, or, in the Company’s sole discretion, up to an aggregate of 1,000,000 shares of the Company’s common stock, to be paid or issued, as applicable, by the Company upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order. As of September 30, 2021, approximately $0.1 million of milestone payments had been paid.

On October 12, 2021, the Company entered into an Amendment Number One to the Master Services Agreement (the “MSA Amendment”) with Pharmsynthez to, among other things, terminate all work orders under the MSA. As a result, no further services were to be performed under the Work Order and any additional services will be covered by new work orders. In exchange, the Company entered into a new work order (the “Second Work Order”) simultaneously with the MSA Amendment. Under the terms of the Second Work Order, Pharmsynthez shall provide certain enumerated services to support the Company’s development of its XCART technology upon the written request of the Company, which work may be requested by the Company from time to time.

Pursuant to the MSA Amendment and Second Work Order, upon entry into the Second Work Order, the Company made a one-time $40,000 payment to Pharmsynthez, of which $21,000 was a one-time payment in full for all money and other compensation owed by the Company under the Work Order, and the remaining $19,000 will be creditable against any out of pocket costs and expenses incurred by Pharmsynthez on behalf of the Company pursuant to any new work orders initiated after the effective date of the MSA Amendment, including the Second Work Order.

13.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that other than described in Note 12, there were no other such events requiring recognition or disclosure in the financial statements.

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

Some factors that could cause actual results to differ materially include without limitation:

•	failure to realize the anticipated potential of the XCART or PolyXen technology;
•	our ability to implement our business strategy;
•	the failure of the holder to exercise the warrants issued in the Private Placement;
•	our use of proceeds from the Private Placement and warrant exercise;
•	our need to raise additional working capital in the future for the purpose of further developing our XCART technology and to continue as a going concern;

•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the XCART technology;
•	the impact of adverse safety outcomes and clinical trial results for CAR-T cell therapies;
•	our ability to secure and maintain a manufacturer for the XCART technology;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that we may enter in the future;
•	general economic and business conditions, as well as inflationary trends;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic (including any new variant strains of the underlying virus), on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Although we hold a broad patent portfolio, the focus of our internal development efforts during the three and nine months ended September 30, 2021 was on advancing the development of our XCART platform technology.

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

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing into 2021, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. We continue to evaluate the effects of the COVID-19 pandemic on our business, and while our operations were not materially affected during the three and nine months ended September 30, 2021 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, the pace and rate at which vaccines are administered, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2021 and 2020

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2021 to the fiscal quarter ended September 30, 2020 is as follows:

Description	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$349,269	$115,934	$233,335	201.3%
Operating costs and expenses:
Research and development	(780,153)	(573,061)	207,092	36.1
General and administrative	(945,115)	(804,149)	140,966	17.5
Asset impairment charges	–	(9,243,128)	(9,243,128)	(100.0)
Total operating costs and expenses	(1,725,268)	(10,620,338)	(8,895,070)	(83.8)
Loss from operations	(1,375,999)	(10,504,404)	(9,128,405)	(86.9)
Other income (expense):
Other income (expense)	(2,906)	585	(3,491)	(596.8)
Interest income, net	28,029	24,931	3,098	12.4
Loss before income taxes	(1,350,876)	(10,478,888)	(9,128,012)	(87.1)
Income tax benefit	–	2,918,518	(2,918,518)	(100.0)
Net loss	$(1,350,876)	$(7,560,370)	$(6,209,494)	(82.1)

Revenue

Revenue for the three months ended September 30, 2021 increased by $0.2 million, or 201.3%, to $0.3 million from approximately $0.1 million for the three months ended September 30, 2020. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2020, as the sublicensee continued its worldwide launch of the product.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended September 30, 2021 increased by $0.2 million, or 36.1% to $0.8 million from $0.6 million in the comparable quarter in 2020. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended September 30, 2021 and 2020:

	Quarter Ended,
Category of Expense	September 30, 2021	September 30, 2020
Outside services and contract research organizations	$607,967	$422,748
Salaries and wages	102,404	73,127
Share-based expense	19,236	13,078
Other	50,546	64,108
Total research and development expense	$780,153	$573,061

The increase in outside services and contract research organizations expense was primarily due to increased spending related to our XCART platform technology during the three months ended September 30, 2021 as compared to the same period in the prior year. Costs related to our XCART program were higher in 2021 as compared to the same period in 2020 as we continued to invest in our pre-clinical developments efforts. This increase was partially offset by a decrease in spending on our XBIO-101 Phase 2 clinical trial, which was closed during the first quarter of 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 was $0.9 million, increasing $0.1 million, or 17.5%, compared to the same period in the prior year. The increase was primarily due to increases in employee related, legal and consulting costs during the three months ended September 30, 2021 compared to the same period in 2020.

Asset Impairment Charges

Asset impairment charges were $9.2 million for the three months ended September 30, 2020 as we recorded an asset impairment charge of $9.2 million related to our in-process research and development (“IPR&D”). There was no similar charge during the three months ended September 30, 2021.

Other Income (Expense)

Other expense was approximately $2,900 for the three months ended September 30, 2021 as compared to other income of approximately $600 for the three months ended September 30, 2020. This increase in expense relates to changes in foreign currency exchange rates during both periods.

Interest Income, net

Interest income increased to approximately $28,000 during the three months ended September 30, 2021 as compared to approximately $25,000 for the same period in the prior year. This increase is primarily due to an increase in cash during the third quarter of 2021 as a result of our July 2021 private placement.

Income Tax Benefit

Income tax benefit of $2.9 million for the three months ended September 30, 2020 was due to the impairment of IPR&D during the third quarter of 2020. There was no similar benefit during the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2021 and 2020

The comparison of our historical results of operations for the nine months ended September 30, 2021 to the nine months ended September 30, 2020 is as follows:

Description	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$828,088	$285,610	$542,478	189.9%
Operating costs and expenses:
Research and development	(1,934,432)	(1,240,612)	693,820	55.9
General and administrative	(2,766,397)	(2,519,515)	246,882	9.8
Asset impairment charges	–	(9,243,128)	(9,243,128)	(100.0)
Total operating costs and expenses	(4,700,829)	(13,003,255)	(8,302,426)	(63.8)
Loss from operations	(3,872,741)	(12,717,645)	(8,844,904)	(69.6)
Other income (expense):
Other income (expense)	(1,784)	643	(2,427)	(377.4)
Interest income, net	71,026	105,043	(34,017)	(32.4)
Loss before income taxes	(3,803,499)	(12,611,959)	(8,808,460)	(69.8)
Income tax benefit	–	2,918,518	(2,918,518)	(100.0)
Net loss	$(3,803,499)	$(9,693,441)	$(5,889,942)	(60.8)

Revenue

Revenue for the nine months ended September 30, 2021 increased by $0.5 million, or 189.9%, to $0.8 million from approximately $0.3 million for the nine months ended September 30, 2020. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2020, as the sublicensee continued its worldwide launch of the product.

Research and Development Expenses

R&D expenses increased approximately $0.7 million, or 55.9% to $1.9 million for the nine months ended September 30, 2021, from $1.2 million for the nine months ended September 30, 2020. The table below sets forth the R&D costs incurred by us, by category of expense, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended,
Category of Expense	September 30, 2021	September 30, 2020
Outside services and contract research organizations	$1,418,980	$797,038
Salaries and wages	341,199	275,024
Share-based expense	48,972	39,372
Other	125,281	129,178
Total research and development expense	$1,934,432	$1,240,612

The increase in outside services and contract research organizations expense was primarily due to increased spending related to our XCART platform technology during the nine months ended September 30, 2021 as compared to the same period in the prior year. Costs related to our XCART program were higher in 2021 as compared to the same period in 2020 as we continued to invest in our pre-clinical developments efforts. This increase was partially offset by a decrease in spending on our XBIO-101 Phase 2 clinical trial, which was closed during the first quarter of 2021. Salaries and wages increased during the nine months ended September 30, 2021 due to slightly higher employee related costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 was $2.8 million, increasing $0.2 million, or 9.8%, compared to the same period in the prior year. Increases in employee related and consulting costs during the nine months ended September 30, 2021 compared to the same period in 2020 were substantially offset by lower share-based expense and legal and accounting costs. In addition, general and administrative expenses for the nine months ended September 30, 2020 were lower than the same period in 2021 due to a $0.1 million gain on settlement of certain vendor amounts to close out our XBIO-101 trial recognized during 2020.

Asset Impairment Charges

Asset impairment charges were $9.2 million for the nine months ended September 30, 2020 as we recorded an asset impairment charge of $9.2 million related to our IPR&D. There was no similar charge during the nine months ended September 30, 2021.

Other Income (Expense)

Other expense was approximately $1,800 for the nine months ended September 30, 2021 compared to other income of approximately $650 for the same period in 2020. This increase in expense was primarily related to changes in foreign currency exchange rates during the nine months ended September 30, 2021 as compared to the same period in 2020.

Interest Income, net

Interest income decreased to approximately $71,000 during the nine months ended September 30, 2021 as compared to approximately $105,000 for the same period in the prior year. This decrease is primarily due to a decrease in interest income on invested funds due to lower interest rates during 2021 compared to the same period in 2020.

Income Tax Benefit

Income tax benefit of $2.9 million for the nine months ended September 30, 2020 was due to the impairment of IPR&D during the third quarter of 2020. There was no similar benefit during the nine months ended September 30, 2021

Liquidity and Capital Resources

We incurred a net loss of approximately $3.8 million for the nine months ended September 30, 2021. We had an accumulated deficit of approximately $180.7 million at September 30, 2021 as compared to an accumulated deficit of approximately $176.9 million at December 31, 2020. Working capital was approximately $19.5 million at September 30, 2021 and $11.4 million at December 31, 2020, respectively. During the nine months ended September 30, 2021, our working capital increased by $8.1 million primarily due to our $12.5 million private placement in July 2021 partially offset by our net loss for the nine months ended September 30, 2021. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At September 30, 2021, we had approximately $19.7 million in cash and $1.1 million in current liabilities. At December 31, 2020, we had approximately $11.5 million in cash and $0.9 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On December 4, 2020, we closed on a $6.0 million registered direct common stock offering resulting in $5.4 million of net proceeds to us. On July 28, 2021, we completed a $12.5 million private placement of our common stock resulting in approximately $11.5 million of net proceeds to us. We believe that these financings, coupled with our existing resources, will be adequate for us to continue as a going concern. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic and market conditions, many of which are beyond our control.

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2021 totaled approximately $3.3 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. Cash flows used in operating activities for the nine months ended September 30, 2020 totaled approximately $3.3 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with asset impairment charges, deferred taxes, share-based expense, and settlement of certain amounts payable to a vendor related to the close-out of our XBIO-101 trial.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2021 and 2020.

Cash Flow from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2021 totaled approximately $11.5 million representing net proceeds from our private placement in July 2021. There were no cash flows from financing activities for the nine months ended September 30, 2020.

Contractual Obligations and Commitments

As of September 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended on April 28, 2021.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).
*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 12, 2021	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

