Form 10-K
period 2021-12-31
Xenetic Biosciences, Inc.
filed 2022-03-22
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2021

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completely second fiscal quarter, based upon the closing price of the registrant’s common stock on the Nasdaq Capital Market on that date of $2.04, was approximately $17,462,218. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 18, 2022, the number of outstanding shares of the registrant’s common stock was 13,441,296.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K for its 2022 Annual Meeting of Stockholders. The registrant intends to file a definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2021.

XENETIC BIOSCIENCES, INC.

2021 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the anticipated effects and duration of the novel coronavirus, or COVID-19, global pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, results of operations and financial condition; our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to, any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development along with the likelihood and extent of competition to our drug candidates; the development of the XCART™ CAR T (Chimeric Antigen Receptor T Cell) (“XCART”) technology; our plans to apply the XCART technology to advance cell-based therapeutics by targeting the unique B cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas; and our beliefs regarding the expected results of the XCART technology, including its potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells.

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

Some factors that could cause actual results to differ materially include without limitation:

•	failure to realize the anticipated potential of the XCART or PolyXen technology;
•	our ability to implement our business strategy;
•	our need to raise additional working capital in the future for the purpose of further developing our XCART technology and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the XCART technology;
•	the impact of adverse safety outcomes and clinical trial results for CAR T cell therapies;
•	our ability to secure and maintain a manufacturer for the XCART technology;
•	the impact of new CAR T cell therapies and new uses of existing CAR T therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;

ii

•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Our brand and product names, including but not limited to, XCART™, OncoHist™, PolyXen®, ErepoXen™ and ImuXen™ contained in this Annual Report are trademarks, registered trademarks or service marks of Xenetic Biosciences, Inc. and/or its subsidiaries in the United States of America (“USA” or “U.S.”) and certain other countries. All other company and product names may be trademarks of the respective companies with which they are associated.

Summary Risk Factors

Our business is subject to numerous risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K. Some of the principal risks relating to our business include:

•	We have never been profitable and may never achieve or sustain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

•	We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

iii

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

•	We have, in the past, failed to satisfy certain continued listing requirements on Nasdaq and could fail to satisfy those requirements again in the future which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.

•	Our business is substantially dependent on the success of XCART.

•	We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

•	We are an early-stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

•	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our pharmaceutical products.

•	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.

•	If we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate, or the approval may be for a more narrow indication than we expect.

•	If we obtain regulatory approval for a drug candidate, our drug candidate will remain subject to regulatory scrutiny.

•	The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

•	The commercial potential of a pharmaceutical candidate in development is difficult to predict. If the market size for a new drug candidate or technology is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.

•	Failure to obtain or maintain adequate coverage and reimbursement for our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

•	We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.

•	We may not be successful in our efforts to identify or discover additional pharmaceutical products.

•	The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

•	If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.

iv

•	We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.

•	Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

•	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

•	If we enter into one or more collaborations, we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.

•	We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest a significant amount of resources to develop these capabilities.

•	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

•	If we fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

•	Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.

•	We may not be able to protect our intellectual property rights throughout the world.

•	If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.

•	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

•	Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

•	Our future success depends on our ability to retain principal members of our executive team, consultants and advisors and to attract, retain and motivate qualified personnel.

•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

•	We are a party to collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.

•	The market price of our securities may be highly volatile, and you may not be able to sell our securities.

•	Our preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of the holders of our preferred stock differing from those of our common stockholders.

v

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company focused on progressing XCART, a personalized CAR T platform technology engineered to target patient- and tumor-specific neoantigens. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute (the “Scripps Research”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry (“IBCH”), is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells.

More than 70,000 new cases of non-Hodgkin Lymphoma (“NHL”) are diagnosed each year in the United States, and more than 19,000 patients die from this group of diseases annually. Most forms of NHL, including follicular lymphoma, mantle cell lymphoma, marginal zone lymphoma, lymphoplasmacytic lymphoma, and small lymphocytic lymphoma, which account collectively for ~45% of all cases of NHL, are incurable with available therapies, except for allogeneic stem cell therapy (“allo-SCT”). However, many NHL patients are not suitable candidates for allo-SCT, and this treatment is also limited by significant rates of morbidity and mortality due to graft versus host disease. Aggressive B-cell lymphomas such as diffuse large B-cell lymphoma account for 30-35% of NHL. The majority of patients with aggressive B-NHL are successfully treated with combination chemotherapy, but a significant portion relapse or have refractory disease, and the outcome of these patients is poor.

CAR T cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors (“CARs”). High objective response rates have been reported in some hematological malignancies, but patients treated with CAR T cell therapies can have serious and sometimes fatal toxicities, which include instances in which the CAR T cells have caused high levels of cytokines due to over-activation (referred to as “cytokine release syndrome,” or CRS), neurologic toxicities and attacks on healthy organs. In each case, these toxicities have sometimes resulted in death. In addition, all currently approved CAR T cell therapies work by targeting CD19, an antigen common to all B cells. A significant number of patients have been observed to experience relapse following this treatment, and in many cases the relapsing patients are evidencing CD19 antigen escape, or lack of expression of the CD19 antigen as an effective target for those CAR T cell therapies. Hematopoietic Stem Cell Transplant (“HSCT”), also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan-inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections or cancer recurrence due to the lack of an effective immune system following a transplant.

The XCART technology platform was designed by its originators to utilize an established screening technique to identify peptide ligands that bind specifically to the unique B-cell receptor (“BCR”) on the surface of an individual patient’s malignant tumor cells. The peptide is then inserted into the antigen-binding domain of a CAR T cell, and a subsequent transduction/transfection process is used to engineer the patient’s T cells into a CAR T format which redirects the patient’s T cells to attack the tumor. Essentially, the XCART screening platform is the inverse of a typical CAR T screening protocol wherein libraries of highly specific antibody domains are screened against a given target. In the case of XCART screening, the target is itself an antibody domain, and hence highly specific by its nature. The XCART technology creates the possibility of personalized treatment of lymphomas utilizing a CAR with an antigen-binding domain that should only recognize, and only be recognized by, the unique BCR of a particular patient’s B-cell lymphoma. An expected result for XCART is limited off-tumor toxicities, such as B-cell aplasia. Our clinical development program will seek to confirm the early preclinical results and to demonstrate a more attractive safety profile than existing therapies. We anticipate that our primary focus will now be on advancing this technology through regulatory approval and commercialization.

Additionally, we are leveraging our proprietary drug delivery platform, PolyXen, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid (“PSA”) to prolong a drug's circulating half-life and potentially improve other pharmacological properties. We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner.

Although we hold a broad patent portfolio, the focus of our internal development efforts in 2021 was on advancing development of our XCART technology.

We were incorporated under the laws of the State of Nevada in August 2011. We, directly or indirectly, through our wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic U.K.”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated (“XTI”) and SymbioTec, GmbH (“SymbioTec”), own various U.S. federal trademark registrations and applications, along with unregistered trademarks and service marks, including but not limited to XCART, OncoHist, PolyXen, ErepoXen and ImuXen.

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

Business Developments

XCART Technology

On June 12, 2020, we entered into a Master Services Agreement with Pharmsynthez (“MSA”) to advance the development of our XCART technology for B-cell malignancies. Under the MSA, Pharmsynthez agreed to provide services pursuant to work orders agreed upon by the parties from time to time, which services include, but are not limited to, acting as the Company’s primary CRO to assist in managing collaborations with multiple academic institutions in Russia and Belarus. We are required to pay reasonable fees, expenses and pass-through costs incurred by Pharmsynthez in providing the services in accordance with a budget and payment terms set forth in each work order. Additionally, in the event that a work order provides for milestone payments, we are required to make such payments to Pharmsynthez, or third-party service providers designated by Pharmsynthez, in accordance with the terms set forth in the work order, which milestone payments may be made, at our sole discretion, in cash or shares of our common stock.

We executed a work order with Pharmsynthez on June 12, 2020 (the “Work Order”), under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of our XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order were expected to take approximately 20 months unless earlier terminated in accordance with the MSA. On October 12, 2021, we entered into an Amendment Number One to the MSA (the “MSA Amendment”) with Pharmsynthez to, among other things, terminate all work orders under the MSA. As a result, no further services were to be performed under the Work Order, and any additional services will be covered by new work orders. In exchange, we entered into a new work order (the “Second Work Order”) simultaneously with the MSA Amendment. Under the terms of the Second Work Order, Pharmsynthez shall provide certain enumerated services to support the development of our XCART technology upon the written request of the Company, which work may be requested by us from time to time.

Pursuant to the MSA Amendment and Second Work Order, upon entry into the Second Work Order, we made a one-time $40,000 payment to Pharmsynthez, of which $21,000 was a one-time payment in full for all money and other compensation owed by us under the Work Order, and the remaining $19,000 will be creditable against any out-of-pocket costs and expenses incurred by Pharmsynthez on behalf of us pursuant to any new work orders initiated after the effective date of the MSA Amendment, including the Second Work Order.

At The Market (“ATM”) Offering

On November 19, 2021, we entered into an ATM Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as the exclusive sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 (File No. 333-260201) and the related prospectus, as supplemented by a prospectus supplement dated November 19, 2021, and filed with the Securities and Exchange Commission (the “SEC”) on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), and is currently limited to a number of shares of up to $4,000,000 of common stock pursuant to General Instruction I.B.6 of Form S-3.

Pursuant to the ATM Agreement, Wainwright may sell the shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms agreement, we may sell shares to Wainwright as principal, at a purchase price agreed upon by Wainwright and us. Wainwright may also sell shares in privately negotiated transactions with our prior approval. Sales of the shares through Wainwright, if any, will be made in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares, and either we or Wainwright may at any time suspend offers under the agreement or terminate the agreement. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our common stock and determinations by us of the appropriate sources of funding for us. The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or us pursuant to the terms thereof.

No shares were sold under the ATM Agreement during the year ended December 31, 2021.

Private Placement

On July 26, 2021, we entered into a securities purchase agreement in connection with a private placement with the purchaser named on the signature page thereto (“Purchaser”), pursuant to which we issued and sold to Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 950,000 shares of our common stock, par value $0.001 per share; (ii) warrants to purchase an aggregate of 4,629,630 shares of our common stock, with an exercise price of $3.30 per share (the “Series A Warrants”) which expire three and one half years from the earlier of (a) the six month anniversary of the initial exercise date and (b) the date that the registration statement registering all of the warrant shares underlying the Series A Warrants is declared effective; and (iii) pre-funded warrants to purchase up to 3,679,630 shares of our common stock, with an exercise price of $0.001 per share (the “Series B Warrants”) with no expiration (the “Private Placement”), at a purchase price of $2.70 per one share and one Series A Warrant and $2.699 per one Series B Warrant and one Series A Warrant. The Private Placement closed on July 28, 2021 resulting in gross proceeds from the Private Placement of approximately $12.5 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any such warrants. Net proceeds from the Private Placement were $11.5 million. All of the Series B Warrants were exercised in 2021 resulting in approximately $4,000 of proceeds.

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

During the year ended December 31, 2021, the focus of our internal development efforts was on advancing development of our XCART technology. We have not been actively pursuing development efforts for PolyXen or any of our other technologies.

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

Research, Outside Services and Collaborations

Through partner efforts, we are developing our pipeline of next-generation bio-therapeutics and novel oncology drugs based on our XCART and PolyXen proprietary technologies. In order to do this while efficiently managing our overhead, we rely on the services of contract manufacturers, CROs and our strategic collaborations. We currently do not have in-house research facilities to pursue these initiatives. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent on several important collaborations and strategic arrangements, including our arrangements with:

•	Pharmsynthez, including its wholly-owned subsidiary SynBio LLC (“SynBio”), a beneficial owner of approximately 3.3% of our common stock;

•	Serum Institute of India Limited (“Serum Institute”), one of the world’s largest vaccine manufacturers and one of India’s largest biotech companies; and

•	Scripps Research, one of the world’s largest, private non-profit research organizations.

Accordingly, in addition to pursuing our development of the XCART technology, we also have significant interests in drug candidates being developed by our collaborators to treat other conditions. We may collect some combination of milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. However, other than royalty payments under a sublicense with Takeda and potential royalty payments from Pharmsynthez under our collaboration agreement, we do not anticipate any milestone or royalty payments in the near term, if at all. For further detail, please read the section titled “Significant Collaborations and Strategic Arrangements” below.

Our Drug Candidate Pipeline

Our product pipeline contains drug candidates under development internally and with our biotechnology and pharmaceutical collaborators. The following discussion summarizes key information regarding our current drug candidates:

XCART

XCART is a personalized CAR T cell platform technology engineered to target patient-specific tumor neoantigens. We believe XCART has the potential to offer cancer patients substantial benefits over the existing standard of care and currently approved CAR T therapies, including enhanced safety and efficacy of cell therapy for B-cell lymphomas. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas.

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

We have collaboration agreements with Pharmsynthez and Serum Institute to develop and launch ErepoXen in limited markets pursuant to which we will collect royalties if they are successful in these efforts.

Pharmsynthez received regulatory approval to commence a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this clinical trial and filed a registration dossier to obtain approval of Epolong in Russia. In February 2021, Pharmsynthez reported in a press release that it had started the registration phase of Epolong by filing a registration dossier to obtain approval in Russia. Pharmsynthez had reported in its press release that it expected that the Russian stage of registration activities would be completed in 2021 and that it would be able to start production of the product as early as the first quarter of 2022. Pharmsynthez has not informed the Company that the registration process has been completed or that production of the product has commenced.

Serum Institute conducted Phase I and Phase II clinical trials of ErepoXen in ninety-five human subjects. These safety trials, which had no significant drug-related adverse events, provided us with the data to commence a Phase II, repeat dosing, International Conference on Harmonisation of Technical Requirements for Pharmaceuticals for Human Use compliant clinical trial for ErepoXen in Australia, New Zealand and South Africa for CKD patients not on dialysis. We completed three cohorts of this study and then terminated the study.

In addition, Serum Institute finished Phase I/II clinical trials in India of ErepoXen for in-center-dialysis patients. Serum Institute may seek to leverage Pharmsynthez’s trial data and potential Russian marketing authorization to request a waiver for a Phase III clinical trial in India, subject to local regulatory authority approval.

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

Significant Collaborations and Strategic Arrangements

Takeda

We were a party to an exclusive research, development and license agreement with Takeda, related to the development of a novel series of polysialylated blood coagulation factors. This collaboration with Takeda relied on our PolyXen technology to conjugate PSA with therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. The agreement granted Takeda a worldwide, exclusive, royalty-bearing license to our PSA-patented and proprietary technology in combination with Takeda’s proprietary molecules designed for the treatment of blood and bleeding disorders. There are no active projects under the exclusive research, development and license agreement and the parties mutually terminated the agreement in August 2021.

In October 2017, we granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Pursuant to the agreement, Takeda (i) paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and (ii) agreed to pay us single digit royalty payments based upon net sales of the covered products throughout the term. Royalty payments on net sales commenced in late 2019. During the years ended December 31, 2021, and December 31, 2020, royalty payments of approximately $1.2 million and $0.4 million were recorded as revenue by us, respectively. The termination of the Takeda exclusive research, development and license agreement had no impact on the Company’s non-exclusive sublicense agreement and the royalties being generated.

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

SynBio is wholly responsible for funding and conducting its own research and clinical development activities in Russia, and we are wholly responsible for funding and conducting our own research and clinical development activities in the U.S., Europe and elsewhere outside the SynBio Market. There are no milestones or other research-related payments provided for under the Co-Development Agreement other than fees for the provision of each party’s respective research supplies based on their technology. Upon successful commercialization of any resultant products, we are entitled to receive low double-digit royalties on sales in certain territories and pay royalties to SynBio for sales outside those certain territories subject to the terms of the Co-Development Agreement. For the years ended December 31, 2021, and December 31, 2020, there were no supply service revenues in connection with the Co-Development Agreement. The Co-Development Agreement continues until it is terminated in accordance with the terms and conditions set forth therein. Effective December 20, 2021 SynBio assigned the Co-Development Agreement to its parent company, Pharmsynthez.

PJSC Pharmsynthez

In November 2009, we entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which we granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on our PolyXen and ImuXen technology anywhere within Russia and the CIS, as well as certain clinical and research data developed by us on the six product candidates. In exchange, Pharmsynthez granted us an exclusive license to use any preclinical and clinical data developed by Pharmsynthez within the scope of the Pharmsynthez Arrangement and to engage in further research, development and commercialization of drug candidates in any territory outside of Russia and the CIS at our own expense.

We expect to mitigate certain risks of drug development by reviewing human clinical data arising out of this collaboration with Pharmsynthez before we take a particular drug candidate into FDA and EMA trials. Under the Pharmsynthez Arrangement, Pharmsynthez is responsible for progressing six drug candidates through human proof of concept trials in Russia as primary validation prior to the initiation of EMA/FDA clinical trials by us outside of Russia. A joint steering committee, where we have the right to appoint the chair who has the casting vote, was established to facilitate the communication of scientific data and to assist generally with each party’s research decisions and to monitor research and development progress under the Pharmsynthez Arrangement.

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

Pharmsynthez directly, and indirectly through SynBio, has a share ownership in us of approximately 3.3% of the total outstanding common stock of the Company as of December 31, 2021. In addition to its common stock ownership, Pharmsynthez holds approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 10, Stockholders’ Equity) and all of our issued and outstanding Series A Preferred Stock (as defined in Note 10, Stockholders’ Equity) through SynBio.

Serum Institute

In August 2011, we entered into a collaborative research and development agreement with Serum Institute (the “Serum Agreement”) providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, PSA-EPO. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement. The Serum Agreement continues until it is terminated in accordance with the terms and conditions set forth therein. Through December 31, 2021, Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by us related to the Serum Institute arrangement during the years ended December 31, 2021, and December 31, 2020. Serum Institute had a share ownership of less than 1% of our total outstanding common stock as of December 31, 2021.

Our Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the U.S. and in jurisdictions outside of the U.S. covering our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the U.S. Patent and Trademark Office (“USPTO”) and in certain other developed countries. Our first issued patents began to expire in 2021 with the majority of the existing issued patents expiring between 2025 and 2030.

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

As of January 20, 2022, we directly or indirectly own, through our wholly-owned subsidiaries, Hesperix and Xenetic U.K., and Xenetic U.K.’s wholly-owned subsidiaries, Lipoxen, XTI and SymbioTec, more than 170 U.S. and international patents and pending patent applications that cover various aspects of our technologies. We have acquired or filed patent applications, and plan to file additional patent applications, covering various aspects of our XCART platform technology, including all rights throughout the world in and to patents and patent applications related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, respectively, as well as our other product candidates. More specifically, our patents and patent applications cover polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates along with methods of administering polymer conjugates.

We have received patent protection for certain therapeutics that use our PolyXen technology linking the specific therapeutic to a PSA. These include, but are not limited to, PSA-EPO, PSA-insulin and PSA-insulin like protein, a next generation Factor VIII protein product candidate SHP656 (PSA-rFVIII), PSA-DNase I and PSA-granulocyte colony stimulating factor (PSA-GCSF). Further patents cover methods to prepare proteins that are linked to a PSA. These method patents include those that link a PSA to a protein in a high pH solution as well as patents that use a process for producing an aldehyde derivative of a sialic acid through the opening and oxidation of a sialic acid unit. For instance, we have patent protection for a PSA linkage that can be at the N-terminus.

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

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the U.S. can provide exclusionary rights for twenty years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years, and the total patent term, including the restoration period, must not exceed fourteen years following FDA approval. The term of patents outside of the U.S. varies in accordance with the laws of the foreign jurisdiction but is typically also twenty years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

In certain situations, where we work with drugs covered by one or more patents, our ability to develop and commercialize our technologies may be affected by limitations of our access to these proprietary drugs. Even if we believe we are free to work with a proprietary drug, we cannot guarantee that we will not be accused of, or be determined to be, infringing on a third party’s rights and be prohibited from working with the drug or found liable for damages. Any such restriction on access or liability for damages would have a material adverse effect on our business, results of operations and financial condition.

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

Manufacturing and Supply

We do not have the capability to manufacture our own materials necessary to support our drug candidate development programs nor do we intend to acquire such capability as part of our present business strategy. We currently have agreements in place with Serum Institute whereby Serum Institute would produce clinical materials for use in the development of drug candidates involving our PolyXen technology, including candidates developed by our partners. We do not have any agreements in place to manufacture clinical materials for use in the development of our XCART technology and anticipate seeking a third party manufacturer for our clinical supply needs.

Government Regulation

General

Government authorities in the U.S. at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Generally, a new drug must be approved by the FDA through the NDA process and a new biologic must be licensed by the FDA through the biologics license application (“BLA”) process before it may be legally marketed in the U.S.

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

The drug or biologic manufacturer may also be subject to post-approval regulatory requirements. Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective thirty days after receipt by the FDA, unless the FDA, within the thirty-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds may also be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or noncompliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA if any serious and unexpected adverse events occur. An institutional review board (“IRB”) at each institution participating in the clinical trial (or in some cases an independent IRB) must review and approve each protocol before a clinical trial commences at that institution. As part of its review, the IRB must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completion and otherwise comply with IRB regulations.

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

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, sponsors must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA by the Sponsor, and written IND safety reports must be submitted to the FDA for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in-vitro testing suggesting a significant risk to humans and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

U.S. Market Approval Process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information will be submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

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

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase III trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA or BLA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (“REMS”) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for noncompliance with regulatory requirements or if problems occur following initial marketing.

Orphan Drug Act

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs or biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation or for a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the U.S. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the U.S. for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. For a Fast Track designated product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the drug, such as (i) distribution restricted to certain facilities or physicians with special training or experience or (ii) distribution conditioned on the performance of specified medical procedures.

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

The 21st Century Cures Act, enacted in 2016, established a new expedited approval program for regenerative medicine products, including cell and gene therapies. The Regenerative Medicine Advanced Therapy (“RMAT”) program established an expedited review program to facilitate development and review of regenerative medicine therapies intended to address an unmet medical need in patients with serious conditions. An investigational drug is eligible for RMAT designation if: (1) It meets the definition of regenerative medicine therapy (such as a cell therapy or gene therapy); (2) it is intended to treat, modify, reverse, or cure a serious condition; and (3) preliminary clinical evidence indicates that the regenerative medicine therapy has the potential to address unmet medical needs for such condition. Advantages of the RMAT designation include all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with FDA.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements or standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug and biologics manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations.

U.S. Patent Term Restoration and Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the Public Health Service Act to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications based on the Company’s data for twelve years after an innovator biological product receives initial marketing approval. This twelve-year period of data exclusivity may be extended by six months, for a total of twelve and a half years, if the FDA requests that the innovator company conduct pediatric clinical investigations of the product.

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term extension cannot extend the remaining term of a patent beyond a total of fourteen years from the product’s approval date. The patent term extension period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application up to a maximum of five years extension. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for extension of the patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date where reasonably obtainable and depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations (other than bioavailability studies) that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (e.g., new indications, dosages or strengths of an existing drug). This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Whether or not we obtain FDA approval for our drug candidates, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the drug candidates in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

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

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	the applicant consents to a second orphan medicinal product application; or

•	the applicant cannot supply enough orphan medicinal products.

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

The failure to comply with regulatory requirements may subject us to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

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

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the Trump Administration laid out a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While the Biden Administration has not continued this effort, it has the authority to institute other actions. In December of 2020, the Trump Administration issued interim final rules focused on attempting to lower drug prices, including permitting the importation of certain drugs from Canada, most-favored nation pricing for certain drug categories under Medicare Part B and modifications to the Medicare Part D drug rebate program by modifying the U.S. federal Anti-Kickback Statute. The Part B most-favored nation rule was blocked from taking effect on January 4, 2021, by a federal judge stating that the rule was rushed and the public was not provided time to give comment as required by the Administrative Procedures Act. Then, on December 29, 2021, CMS issued a final rule that formally rescinded the most-favored nation rule. There is also pending litigation to stay the changes to the Medicare Part D drug rebate program and the Anti-Kickback Statute. On January 30, 2021, the District Court for the District of Columbia granted the parties’ stipulated request to delay the effective date of the Part D rebate rule to January 1, 2023.

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

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service, or PHS, pharmaceutical pricing program and may also seek to sell the products to federal agencies. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation. Medicare is a federal program administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government, and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. Medicare Part B covers most injectable drugs given in an in-patient setting and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors’ offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for Part B covered drugs based on a percentage of manufacturer-reported average sales price. Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule, or FSS. FSS participation is required for a drug product to be covered and paid for by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended to not exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than inflation. To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially-needy patients, community health clinics and other entities that receive health services grants from the PHS.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the former President Trump signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Although the Supreme Court ruled the plaintiffs did not have standing in June of 2021, any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier.

Regardless of the future of the Affordable Care Act provisions, the Congress will continue to debate a range of policies that could impact the prices pharmaceutical companies charge for products or how much they are reimbursed.

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

Employees

At December 31, 2021, we employed four full-time employees. We are not a party to any collective bargaining agreement with our employees, nor are any of our employees a member of any labor unions.

To complement our own professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance, preclinical and clinical development, accounting and business development. These individuals include scientific advisors as well as independent consultants.

Competition

The pharmaceutical and biotechnology industries are characterized by intense competition and rely heavily on the ability to move quickly, adapt to changing medical and market needs and to develop and maintain strong intellectual property positions. We believe that the development experience of our Scientific Advisory Board, our Board of Directors and our scientific and management team, as well as the strength and promise of our drug candidates, provide us with a competitive advantage; nevertheless, we face potential competition from a myriad of sources, many of which operate with greater resources and more mature products. These include pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Competition is intense and is expected to increase.

Product and Technology Specific Competition

XCART for B-cell lymphomas

Should any product candidate incorporating the XCART platform technology be approved for use, we will face substantial competition. In addition to the current standard of care for patients, commercial and academic clinical studies are being pursued by a number of parties in the field of immunotherapy. Early results from these studies have fueled continued interest in T-cell immunotherapy. In addition, if approved, our CAR T cell programs would compete with currently-marketed drugs and therapies used for treatment of the indications we are addressing and potentially with drug candidates currently in development for the same indications.

There are currently five CAR T therapies approved in the U.S. and EU: Novartis’ Kymriah (tisagenlecleucel); Gilead Sciences, Inc.’s and Kite Pharma’s Yescarta (axicabtagene ciloleucel) and Tecartus (brexucabtagene autoleucel); and Bristol Myers Squibb’s Breyanzi (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel). However, there are over one-hundred CAR T therapy products in development with more than thirty-five being allogeneic and off-the-shelf cell therapies. In addition, depending on the diseases that our CAR T therapies target, we may face competition in the indication of interest from both CAR T therapies and other modalities such as small molecules and antibodies.

T-cell based treatments for cancer, such as CAR T and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. XCART therapies may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, which we estimate to include over one-hundred other companies.

PSA for Drug Delivery

Current competing platforms include PEGylation, Fc-fusion, albumin-fusion, HESylation, PASylation, and CTP-fusion, among others as well as academic institutions and other smaller pharmaceutical companies during the drug development stage. In addition to competing with universities and other research institutions in the development of drug products, therapies, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products or drug candidates will be more effective or achieve greater market acceptance than competitive products or that these companies will not succeed in developing products and technologies that are more effective than those being developed for us or that would render our products and technologies less competitive or obsolete.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing XCART and researching additional drug candidates. We have no products approved for commercial sale and have generated only limited revenue to date. Due to capital constraints in 2021, we focused solely on pre-clinical development efforts associated with our XCART technology. Our primary focus is on advancing the XCART technology through regulatory approval and commercialization and that we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of December 31, 2021, we had an accumulated deficit of approximately $182.5 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

As of December 31, 2021, we had cash of approximately $18.2 million. We expect that we will require additional capital to commence and complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Additional funding may come through public or private equity or debt financings, third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements (or a combination of these approaches). In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our ability to raise additional funds will depend on financial, economic, political, and market conditions and other factors over which we may have no or limited control. Market volatility resulting from the ongoing COVID-19 pandemic or other factors, such as geopolitical tension, including the recent Russian invasion of Ukraine, and any resulting sanctions, export controls or other restrictive actions, could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may negatively impact the holdings or the rights of our stockholders, and the issuance of additional securities (whether equity or debt) by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. For example, on July 28, 2021, we completed a private placement of our common stock, which resulted in gross proceeds of approximately $11.5 million before deducting the placement agent’s fees and related offering expenses. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, equity interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such debt financing may also be secured by all or a portion of our assets.

If we raise funds by selectively continuing to enter into collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish additional valuable rights to our technologies, future revenue streams, research programs or drug candidates, or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional funds through collaborations, strategic alliances or licensing arrangements, we may be required to terminate product development or future commercialization efforts or to cease operations altogether.

Risks Related to the Discovery and Development of our Pharmaceutical Products

Our business is substantially dependent on the success of XCART.

Our business will substantially depend on the successful clinical development, regulatory approval and commercialization of the XCART platform technology. It will require substantial clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. We have, and plan to continue to, pursue our clinical development strategy through academic and strategic collaborations. If we have difficulty maintaining, obtaining, or are unable to obtain these collaborations and additional academic collaborations as planned, we may need to delay, limit or terminate any ongoing or planned clinical development, which would have an adverse effect on our business. The clinical trials and manufacturing and marketing of XCART and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or EMA regulatory-approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing or identify an academic collaboration partner to continue to fund our research, development and clinical programs, we cannot assure you that XCART or any of our other product candidates will be successfully developed or commercialized.

We are an early stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

We have invested substantially all of our efforts and financial resources in developing our products, and we currently do not have any products that have gained marketing approval. Our revenues to date consist primarily of collaboration and royalty revenue from a single partner and not from product sales. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and eventual commercialization of our drug candidates. We currently generate royalty revenue under a sub-license agreement but do not have revenue from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly-evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan we will need to successfully:

•	Execute development activities for our drug candidates, including successful enrollment in and completion of clinical trials;
•	Obtain required marketing approvals for the development and commercialization of our drug candidates;
•	Obtain and maintain patent and trade secret protection or regulatory exclusivity for our drug candidates;
•	Protect, leverage and expand our intellectual property portfolio;
•	Establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical and commercial manufacturing;
•	Build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners, if our drug candidates are approved;
•	Gain acceptance for our drug candidates, if approved, by patients, the medical community and third-party payors;
•	Effectively compete with other therapies;
•	Obtain and maintain healthcare coverages and adequate reimbursement;

•	Maintain a continued acceptable safety profile for our drug candidates following approval;
•	Develop and maintain any strategic relationships we elect to enter into, if any;
•	Enforce and defend intellectual property rights and claims; and
•	Manage our spending as costs and expenses increase due to preclinical development, clinical trials, marketing approvals and commercialization.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by many factors, including:

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

We may encounter substantial delays in commencement, enrollment or completion of our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.

Before obtaining marketing approval from regulatory authorities for the sale of our current and future drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidates. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	Delays in reaching a consensus with regulatory agencies on study design;
•	Delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	Delays in obtaining required IRB, or Independent Ethics Committee approval at each clinical study site;
•	Delays in recruiting suitable patients to participate in our clinical studies;
•	Imposition of a clinical hold by regulatory agencies, including after an inspection of our clinical study operations or study sites;
•	Failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	Failure to perform in accordance with the FDA’s GCP or applicable regulatory requirements in other countries;
•	Delays in the testing, validation, manufacturing and delivery of our drug candidates to the clinical sites;
•	Delays in having patients complete participation in a study or return for post-treatment follow-up;
•	Clinical study sites or patients dropping out of a study;
•	Clinical trial results may fail to demonstrate the safety and/or efficacy of the drug candidate;
•	Occurrence of serious adverse events associated with the drug candidate that are viewed to outweigh its potential benefits; or
•	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our pharmaceutical products, we may:

•	Be delayed in obtaining marketing approval or licenses for our drug candidates, if we receive them at all;
•	Obtain approval for indications or patient populations that are not as broad as intended or desired;
•	Obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	Be subject to changes with the way the product is administered;
•	Be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;
•	Have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	Be subject to the addition of labeling statements, such as warnings or contraindications;
•	Be sued; or
•	Experience damage to our reputation.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. In some instances, there can be significant variability in safety or efficacy results between different trials of the same drug candidate due to numerous factors, including but not limited to, changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants.

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

If we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate, or the approval may be for a more narrow indication than we expect.

A drug candidate cannot be commercialized until the appropriate regulatory authorities have reviewed and approved the drug candidate. Even if our drug candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a drug candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our drug candidates. Failure to obtain, or a delay in obtaining, regulatory approval to commercialize a drug candidate will impair our ability to generate revenues and harm our business prospects.

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

Manufacturers and manufacturing facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application (“MAA”). Accordingly, we and our collaborators and suppliers must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we or our collaboration partners receive for our drug candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety or other issues related to regulatory review and approval could result in delays in product development or commercialization or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we are not allowed to promote our products for indications or uses for which they do not have approval. If our drug candidates are approved, we must submit new or supplemental applications and obtain approval for certain changes to the approved products, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Even with the requisite approvals, the commercial success of our pharmaceutical products will depend in part on the medical community, patients and third-party payors accepting our pharmaceutical products as medically useful, cost-effective and safe. Any pharmaceutical product that we, or our partners, bring to the market may not gain market acceptance by physicians, patients, third-party payors or others in the medical community. The degree of market acceptance of these pharmaceutical products, if approved for commercial sale, will depend on a number of factors, including:

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

It is very difficult to estimate the commercial potential of pharmaceutical products due to important factors, such as safety and efficacy compared to other available technologies or treatments, including changing standards of care, third-party payor reimbursement standards, patient and physician preferences, the availability of competitive alternatives that may emerge either during the long drug development process or after commercial introduction and the availability of generic versions of our successful drug candidates following approval by government health authorities, based on the expiration of regulatory exclusivity or our inability to prevent generic versions from coming to market by asserting our patents. If due to these factors, or others, the market potential for a pharmaceutical product is lower than we anticipated, it could significantly and negatively impact the commercial terms of any collaboration partnership potential for such pharmaceutical product or, if we have already entered into a collaboration for such pharmaceutical product, the revenue potential from royalty and milestone payments could be significantly diminished, which would negatively impact our business, financial condition and results of operations.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products. Patients are unlikely to use our drug candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drug candidates. There is significant uncertainty related to insurance coverage and reimbursement of newly-approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our drug candidates.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly-approved products and, as a result, they may not cover or provide adequate payment for our drug candidates. We expect to experience pricing pressures in connection with the sale of any of our drug candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

The success of our business depends primarily upon our ability to identify and develop pharmaceutical products. Our research programs may fail to identify potential pharmaceutical products for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential pharmaceutical products, or our potential pharmaceutical products may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. In addition, on January 20, 2017, former President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 12, 2017, former President Trump issued another executive order requiring the Secretaries of HHA and the Departments of Labor and Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited-duration health insurance plans, which are generally not subject to the requirements of the ACA, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, former President Trump signed the Tax Cuts and Jobs Act (the “TCJA”) into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repeals the penalties associated with the individual mandate. Congress or the President of the United States also could consider subsequent legislation or executive action to replace, eliminate or reaffirm elements of the ACA. We will continue to evaluate the effect that the ACA and any future measures to modify, repeal, replace or reaffirm the ACA have on our business. We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation, litigation or executive action by the President of the United States that is adverse to our business.

Laws and other reform and cost containment measures that may be proposed and adopted in the future remain uncertain but may contain provisions that restrict our ability to price our products and/or could result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and, accordingly, our ability to generate revenue, attain profitability or commercialize our products.

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

We rely on CROs, clinical investigators and clinical study sites to ensure our clinical studies are conducted properly and on time. We will have limited influence over the performance by CROs, clinical investigators and clinical study sites, and we will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. Furthermore, facilities used by these third party CROs, clinical investigators and clinical study sites may be negatively affected by catastrophic events, such as pandemics, including the ongoing COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions and other economic disruptions or concerns, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

We, our clinical investigators, and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we, our CROs or the clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of test subjects to evaluate the safety and efficacy of our drug candidates. Accordingly, if our CROs or clinical investigators fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs, which must be conducted in accordance with GCPs and GLPs, respectively. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements (or for any other reasons), our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our pharmaceutical products. As a result, our financial results and the commercial prospects for our pharmaceutical products would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of our products. Additionally, because our current or future collaborators or strategic partners are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our platforms. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. The failure to develop and commercialize a drug candidate pursuant to our agreements with our current or future collaborator would prevent us from receiving future milestone and royalty payments, which would negatively impact our revenues.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any additional collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership without regard to the merits of the challenge) and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate additional collaborations on a timely basis, including for early XCART development, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

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

We currently have relationships with a limited number of suppliers for the manufacturing of our pharmaceutical products. Each supplier may require licenses to manufacture components if such processes are not owned by the supplier or in the public domain, and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of pharmaceutical products for clinical studies or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished pharmaceutical product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our pharmaceutical products that may not be detectable in final product testing. Our contract manufacturers must supply all necessary documentation in support of an NDA or BLA on a timely basis and must adhere to the FDA’s GLP and cGMP regulations enforced by the FDA through its facilities inspection program. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our pharmaceutical products or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our pharmaceutical products or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we, or the relevant regulatory authority, may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon third parties with whom we contract could materially harm our business.

If our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a drug candidate or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

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

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our pharmaceutical products and/or cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue, which could materially harm our business and results of operations.

We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest a significant amount of resources to develop these capabilities.

We have no internal manufacturing capabilities. As a result, for manufacturing we depend on third-party manufacturers. Our strategy is based on leveraging the ability of collaboration partners to develop and manufacture our products for commercialization in the pharmaceutical marketplace, and we will be dependent on collaborations with drug development and manufacturing collaborators. If we are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full-scale bioequivalence or other clinical studies, preparing and submitting regulatory applications and distributing and marketing pharmaceutical products. As such, we are reliant on contract parties for such efforts. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all.

If any of our developmental collaborators breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical and/or clinical development and/or commercialization of our pharmaceutical products will be delayed and we would be required to devote additional resources to product development and commercialization or terminate certain development programs. Also, a license relationship may be terminated at the discretion of our collaborator, or at the end of contract terms, and in some cases with only limited notice to us. The termination of the collaborative arrangement could have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that disputes will not arise with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements with collaborators could lead to delays in the development or commercialization of our pharmaceutical products or could result in litigation or arbitration, which could be time-consuming and expensive and could have a material adverse effect on our business, financial condition and results of operations. Even if we decide to perform clinical trials, sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	We may not be able to attract clinical investigators and build effective clinical trials or a solid marketing department or sales force;
•	The cost of establishing an internal clinical trials program, marketing department or sales force may exceed our available financial resources and the revenue generated by any of our current product candidates, if approved, or any other pharmaceutical products that we may develop, in-license or acquire; and
•	Our direct sales and marketing efforts may not be successful.

Any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture our pharmaceutical products, and because we collaborate with various organizations and academic institutions on the development of our pharmaceutical products, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. The need to share trade secrets and other confidential information when working with third parties increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own numerous U.S. and foreign patents and a number of pending patent applications that cover various aspects of our drug candidates and technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time-consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a product encompassed by our patents. We may have to participate in interference proceedings declared by the USPTO, which could result in a loss of the patent and/or substantial cost to us.

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

An adverse outcome in any judicial proceeding involving IP, including patents, could subject us to significant liabilities to third parties, require disputed rights to be licensed from or to third parties or require us to cease using the technology in dispute. In those instances where we seek an IP license from another, we may not be able to obtain the license on a commercially reasonable basis, if at all, thereby raising concerns on our ability to freely commercialize our technologies and/or products. It is also possible that we or our licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications (or to maintain the patents) covering technology that we license from or license to third parties. We are reliant on our licensors or licensees. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors or licensees fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

Failure to adequately protect or enforce our intellectual property rights could have a material adverse impact on our business, results of operations and prospects.

Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third-party to enforce a patent covering one of our drug candidates, the defendant could counterclaim that the patent covering our drug candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our drug candidates. Such a loss of patent protection would have a material adverse impact on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Failure to adequately protect our intellectual property rights throughout the world could have a material adverse impact on our business, results of operations and prospects.

If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.

Our commercial success will also depend, in part, on us and our collaborative partners not infringing on the patents or proprietary rights of others. There can be no assurance that the technologies and products used or developed by our collaborative partners and marketed and sold by us will not infringe such rights. If such infringement occurs and neither we nor our collaborative partner is able to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use or sale of any such infringing technology or product. There can be no assurance that necessary licenses to third-party technology will be available at all, or on commercially reasonable terms. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, our resources and could have a material and adverse impact on us. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, all of which could have a material adverse effect on our business.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity and is, therefore, costly, time-consuming and inherently uncertain. In addition, the United States has enacted and is expected to continue to implement wide-ranging patent reform legislation. Further, certain U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and/or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliance may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, and this circumstance would have a material adverse effect on our business.

Risks Related to Our Business Operations

We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

We are engaged in a rapidly-evolving field. Competition from numerous pharmaceutical companies is intense and expected to increase. The large and rapidly-growing market for oncology treatments is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing cancer treatments and immuno-oncology technologies including CAR T. Many, if not all, of these companies have greater financial and other resources and development capabilities than we do. Many of our competitors also have greater collective experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. There can be no assurance that our under-development drug candidates will be more effective or achieve greater market acceptance than competitive products or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Additionally, there can be no assurance that the development by others of new or improved drugs will not make our pharmaceutical products superfluous or obsolete.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses, and may affect our financial position or results of operations. New standards may occur in the future and may cause us to be required to make changes in our accounting policies. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (or the Sarbanes-Oxley Act), new SEC regulations, Public Company Accounting Oversight Board (or PCAOB) standards and Nasdaq rules, are creating uncertainty for companies such as ours. Insurance, accounting and auditing costs are high as a result of this uncertainty and other factors.

We have limited capital resources and currently have only one full-time employee in our finance department. We rely on outside consultants to supplement our internal expertise and are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2021, we had four full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

From time to time, we may have informal dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise or escalate in the future regarding our collaboration agreements, transaction documents or third-party license agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

We have, in the past, failed to satisfy certain continued listing requirements on Nasdaq and could fail to satisfy those requirements again in the future, which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.

Currently, our common stock trades on the Nasdaq Capital Market. If we fail to maintain compliance with any Nasdaq listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the SEC. The stock would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market.

An active, liquid and orderly market for our common stock or purchase warrants may not develop.

Our common stock and purchase warrants trade on Nasdaq. An active trading market for our common stock or purchase warrants may never develop or be sustained. If an active market for our common stock or purchase warrants does not continue to develop or is not sustained, it may be difficult for investors to sell shares or purchase warrants without depressing the market price, and investors may not be able to sell the shares or purchase warrants at all. An inactive market may also impair our ability to raise capital by selling common stock or purchase warrants and may impair our ability to acquire other businesses, applications or technologies using our common stock or purchase warrants as consideration, which, in turn, could materially adversely affect our business.

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

The market price of our securities may be volatile. Our securities could be subject to wide fluctuations in price in response to a variety of factors, including the following:

•	Adverse results or delays in pre-clinical or clinical studies;
•	Inability to obtain additional funding;
•	Any delay in filing an IND or BLA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	Failure to develop successfully our drug candidates;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our drug candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key scientific or management personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our securities by us or our stockholders in the future;
•	Adverse economic conditions, including potential adverse effects of public health issues, such as the coronavirus outbreak, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on economic activity generally; and
•	Trading volume of our securities.

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

The holders of our preferred stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any common stock or any series of preferred stock ranked junior to such class of preferred stock. The existence of a liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future or prevent or delay a change of control. Additionally, each share of Series A Preferred Stock and Series B Preferred Stock are convertible into shares of our common stock, subject to an issuable maximum and subject to certain adjustments, which may cause significant dilution to our common stockholders. The preferential rights could result in divergent interests between the holders of shares of preferred stock and holders of our common stock.

The issuance of future shares of common stock may result in dilution to our stockholders.

As of March 18, 2022, we had approximately 13.4 million shares of common stock outstanding, excluding 6.4 million of potentially dilutive common stock related to outstanding preferred stock, warrants, options, restricted stock and common stock awards.

The issuance of these shares of common stock and the sale of these shares of common stock, or even the potential of such issuance and sale, may have a depressive effect on the market price of our common stock, and the issuance of such common stock will cause dilution to our stockholders.

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

General Risk Factors

Our financial condition, results of operations, business and cash flow may be negatively affected by unfavorable U.S. or global economic conditions.

Our financial condition, results of operations, business and cash flow may be negatively affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy has experienced extreme volatility and disruptions, including as a result of public health epidemics and pandemics, or other outbreaks of communicable diseases, such as the COVID-19 pandemic, as well as from international conflicts, terrorism or other geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns.

For example, during March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The global spread of COVID-19 has created, and continues to create, significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic or possible resurgence of the pandemic or continued emergence of new strains of COVID-19; the availability of an effective vaccine and the speed with which it is administered to the public; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the Coronavirus Aid, Relief, and Economic Security Act). The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. In late February 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. It is not possible to predict the broader consequences of the conflict, including related geo-political tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia may take in response, are likely to cause regional instability and geo-political shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. While it is difficult to anticipate the impact of any of the foregoing on our Company in particular, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our ability to use potential future operating losses and our federal and state NOL carryforwards to offset taxable income from revenue generated from operations or corporate collaborations could be limited.

The use of our NOL carryforwards may have limitations resulting from certain future ownership changes or other factors under the Code and other taxing authorities. The TCJA changed both the federal deferred tax value of the NOL carryforwards and the rules of utilization of federal NOL carryforwards. The TCJA lowered the corporate tax rate from 35% to 21% effective for our 2018 fiscal year. For NOL carryforwards generated in years prior to 2018, there is no annual limitation on the utilization, and the carryforward period remains at twenty years. However, NOL carryforwards generated in years after 2017 will only be available to offset 80% of future taxable income in any single year but will not expire.

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

We intend to seek approval to market our drug candidates in both the United States and in foreign jurisdictions. In some foreign countries and jurisdictions, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials to compare the cost effectiveness of our drug candidates to other available therapies, which is time-consuming and costly. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Use of our drug candidates could be associated with adverse side effects.

As with most biopharmaceutical products, use of our drug candidates could be associated with side effects or adverse events which can vary in severity and frequency. Side effects or adverse events associated with the use of our drug candidates may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our drug candidates. Side effects such as toxicity or other safety issues associated with the use of our drug candidates could require us to perform additional studies or halt development or sale of these drug candidates or expose us to product liability lawsuits which will harm our business.

The emergence of unforeseen safety issues or adverse events may lead to regulatory agencies requiring us to conduct additional preclinical or clinical trials regarding the safety and efficacy of our drug candidates, which we have not planned or anticipated. We cannot assure you that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition. We may also inadvertently fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our drug candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our drug candidates, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

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

We are subject to the periodic reporting requirements of the Exchange Act. Any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which may have a material adverse effect on our business and results of operations.

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

A successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions or deploy malicious software that attacks our systems. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our clinical trial participants, customers, stockholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

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

In addition, we lease 360 sq. ft. of office space in Miami, Florida. The lease provided for an initial term of 12 months, which commenced on December 1, 2016, and has been extended on a year-by-year basis through November 30, 2022. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms either within its current space or nearby.

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

There are no matters, as of December 31, 2021, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and common stock purchase warrants are listed on The Nasdaq Capital Market (“Nasdaq”) under the symbols “XBIO” and “XBIOW”, respectively.

Holders of Record

As of March 18, 2022, there were 424 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

During the quarter ended December 31, 2021, we did not repurchase any of our outstanding shares of common stock.

ITEM 6 – [RESERVED]

Reserved.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on progressing XCART™, a personalized CAR T platform technology engineered to target patient- and tumor-specific neoantigens. We are initially advancing cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas. The XCART technology, developed by the Scripps Research Institute (“Scripps Research”) in collaboration with the Shemyakin-Ovchinnikov Institute of Bioorganic Chemistry, is believed to have the potential to significantly enhance the safety and efficacy of cell therapy for B-cell lymphomas by generating patient- and tumor-specific CAR T cells.

Additionally, we are leveraging our proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid (“PSA”) to prolong a drug’s circulating half-life and potentially improve other pharmacological properties.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the United States (“U.S.”) by the Food and Drug Administration nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal development efforts during the year ended December 31, 2021, was on advancing the development of our XCART platform technology.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes may differ materially from our estimates, judgments and assumptions.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, pre-clinical development, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations and other outside expenses. We expense research and development costs as incurred. We expense upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition.

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

Share-based Expense

Share-based expense includes grants of options and restricted stock units (“RSUs”) to employees and non-employees to purchase shares of our common stock, Joint Share Ownership Plan awards to employees and agreements to issue common stock in exchange for services provided by non-employees.

Share-based expense is based on the estimated fair value of the option or calculated using the Black-Scholes option pricing model. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. The expected volatility rates are estimated based on the historical volatility of the Company. To the extent Company data is not available for the full expected term of the awards, we use a weighted average of our historical volatility and of a peer group of comparable publicly traded companies over the expected term of the option. The expected term represents the time that options are expected to be outstanding. We account for forfeitures as they occur and not at the time of grant. We have not paid dividends and do not anticipate paying cash dividends in the foreseeable future and, accordingly, we use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Upon exercise, stock options are redeemed for newly issued shares of our common stock. RSUs are redeemed for newly issued shares of our common stock as the vesting and settlement provisions of the grant are met.

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

Subsequent to acquisition, indefinite lived intangibles are not amortized but are reviewed for impairment at least annually as of October 1, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. Our annual assessment may consist of a qualitative or quantitative analysis to determine if it is more likely than not that its fair value exceeds the carrying value. When performing the qualitative method, we determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that indefinite lived intangibles are impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not that intangible assets are impaired, then we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. As the option to perform the qualitative assessment is not a permanent election, we reassess this option during each annual impairment review. An impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value.

When performing quantitative analysis, we use the income and market valuation methods and may weigh outcomes of valuation approaches when estimating fair value. Inputs and assumptions used to determine fair value are determined from a market participant view, which might be different than our specific views. The valuation process is complex and requires significant input and judgment using internal and external sources. Market approaches depend on the availability of guideline companies and representative transactions. When using the income approach, complex and judgmental matters applicable to the valuation process may include estimated useful life, projections, tax rates and discount rates.

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

We believe our estimates and assumptions are reasonable and otherwise consistent with assumptions that market participants would use in their estimates of fair value. However, if future results are not consistent with our estimates and assumptions, then we may be exposed to an impairment charge, which could be material. Use of different estimates and judgments could yield materially different results in our analysis and could result in materially different asset values or expense.

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing throughout 2021 and into 2022, as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. We continue to evaluate the effects of the COVID-19 pandemic on our business, and while our operations were not materially affected during the year ended December 31, 2021 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, the pace and rate at which vaccines are administered, and the continued emergence of new strains of COVID-19, such as the Delta and Omicron variants, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Results of Operations

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2021 to the year ended December 31, 2020.

Description	2021	2020	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$1,160,692	$436,942	$723,750	165.6%
Operating costs and expenses:
Research and development	(3,163,485)	(1,731,406)	1,432,079	82.7%
General and administrative	(3,743,972)	(3,400,071)	343,901	10.1%
Asset impairment charges	–	(9,243,128)	(9,243,128)	(100.0)%
Total operating costs and expenses	(6,907,457)	(14,374,605)	(7,467,148)	(51.9)%
Loss from operations	(5,746,765)	(13,937,663)	(8,190,898)	(58.8)%
Other income (expense):
Other income (expense)	1,119	(492)	1,611	327.4%
Interest income, net	100,467	126,171	(25,704)	(20.4)%
Loss before income taxes	(5,645,179)	(13,811,984)	(8,166,805)	(59.1)%
Income tax benefit	–	2,918,518	(2,918,518)	(100.0)%
Net loss	$(5,645,179)	$(10,893,466)	$(5,248,287)	(48.2)%

Revenue

Revenue for the year ended December 31, 2021 increased by $0.7 million, or 165.6%, to $1.2 million from approximately $0.4 million for the year ended December 31, 2020. The increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2020, as Takeda’s sublicensee continued its worldwide launch of the product.

Research and Development Expense

R&D expenses for the year ended December 31, 2021 increased by $1.4 million, or 82.7%, to $3.2 million from $1.7 million for the year ended December 31, 2020. The table below sets forth the research and development expenses incurred by category of expense for the year ended December 31, 2021, and 2020.

	Year ended December 31,
Category of Expense	2021	2020
Outside services and Contract Research Organizations	$2,497,190	$1,203,582
Personnel costs	457,313	342,883
Share-based expense	68,208	49,191
Other	140,774	135,750
Total research and development expense	$3,163,485	$1,731,406

The increase in outside services and contract research organizations expense was primarily due to increased spending related to our XCART platform technology during the year ended December 31, 2021, as compared to the prior year. Costs related to our XCART program were significantly higher in 2021, as compared to the same period in 2020, as we continued to invest in our pre-clinical developments efforts to advance the technology. Salaries and wages increased during the year ended December 31, 2021 due to higher employee related costs.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2021 was $3.7 million, increasing $0.3 million, or 10.1%, compared to the same period in the prior year. Increases in employee related, consulting and insurance costs during the year ended December 31, 2021, compared to the same period in 2020, were partially offset by lower legal and share-based expense. In addition, general and administrative expenses for the year ended December 31, 2020 were lower than the same period in 2021 due to a $0.1 million gain on settlement of certain vendor amounts to close out our XBIO-101 trial recognized during 2020.

Asset Impairment Charges

Asset impairment charges were $9.2 million for the year ended December 31, 2020, as we recorded an asset impairment charge of $9.2 million related to our IPR&D. There was no similar charge during the year ended December 31, 2021.

Other Income (Expense)

Other income was approximately $1,100 for the year ended December 31, 2021 compared to other expense of approximately $500 for the same period in 2020. This increase in income was primarily related to changes in foreign currency exchange rates during the year ended December 31, 2021, as compared to the same period in 2020.

Interest Income, net

Interest income, net decreased to approximately $100,000 during the year ended December 31, 2021, as compared to approximately $126,000 for the same period in the prior year. This decrease is primarily due to lower interest rate yields on invested funds during the year ended December 31, 2021 compared to the same period in 2020.

Income Tax Benefit

Income tax benefit of $2.9 million for the year ended December 31, 2020 was due to the impairment of IPR&D during 2020. There was no similar benefit during the year ended December 31, 2021.

Liquidity and Capital Resources

We incurred a net loss of approximately $5.6 million for the year ended December 31, 2021. We had an accumulated deficit of approximately $182.5 million at December 31, 2021, as compared to an accumulated deficit of approximately $176.9 million at December 31, 2020. Working capital was approximately $17.3 million at December 31, 2021, and $11.4 million at December 31, 2020, respectively. During the year ended December 31, 2021, our working capital increased by $5.9 million due to our $12.5 million private placement in July 2021 partially offset by our net loss for the year ended December 31, 2021. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At December 31, 2021, we had approximately $18.2 million in cash and $1.4 million in current liabilities. At December 31, 2020, we had approximately $11.5 million in cash and $0.9 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding or other means to continue as a going concern. On July 28, 2021, we completed a $12.5 million private placement of our common stock resulting in approximately $11.5 million of net proceeds to us. We believe that this financing, coupled with our existing resources, will be adequate to fund our operations into the second quarter of 2023. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the year ended December 31, 2021 totaled approximately $4.7 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. Cash flows used in operating activities for the year ended December 31, 2020 totaled approximately $4.3 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with asset impairment charges, deferred income taxes, share-based expense and settlement of certain amounts payable to a vendor related to the close-out of our XBIO-101 trial.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the years ended December 31, 2021 and 2020.

Cash Flow from Financing Activities

Cash flows from financing activities for the year ended December 31, 2021 totaled approximately $11.5 million, representing net proceeds from our private placement in July 2021. Cash flows from financing activities for the year ended December 31, 2020 totaled approximately $5.4 million, representing net proceeds from our registered direct common stock offering in December 2020.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third-parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from property leases for office space. Although we do have obligations for CRO services, the table below excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts may also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and, therefore, are also not included in the table below. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following tables represent our contractual obligations as of December 31, 2021, aggregated by type:

	Payments Due by Period As of December 31, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$44,827	$44,827	$–	$–	$–
Total	$44,827	$44,827	$–	$–	$–

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Assessment

Description of the Matter

As described in Note 1 to the consolidated financial statements, management believes that the Company has sufficient funding available to it at the date of approval of these financial statements and that it will be able to continue as a going concern for a period of at least twelve months from the date of these financial statements. In making this assessment, management has considered the July 2021 private placement that resulted in approximately $11.5 million of net proceeds, coupled with the Company’s existing resources.

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

Boston, Massachusetts

March 22, 2022

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$18,244,030	$11,527,552
Prepaid expenses and other	479,399	841,958
Total current assets	18,723,429	12,369,510

Other assets	1,091,931	809,985
Total assets	$19,815,360	$13,179,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$362,470	$327,396
Accrued expenses and other current liabilities	1,058,633	609,532
Total current liabilities	1,421,103	936,928

Other long-term liabilities	–	27,043
Total liabilities	1,421,103	963,971

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of December 31, 2021 and December 31, 2020	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	970	970
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 13,466,603 and 8,772,198 shares issued as of December 31, 2021 and December 31, 2020, respectively; 13,439,612 and 8,745,207 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	13,465	8,771
Additional paid in capital	205,952,729	194,133,511
Accumulated deficit	(182,547,265)	(176,902,086)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	18,394,257	12,215,524
Total liabilities and stockholders' equity	$19,815,360	$13,179,495

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	FOR THE YEARS ENDED DECEMBER 31,
	2021	2020

Revenue
Royalty revenue	$1,160,692	$436,942
Total revenue	1,160,692	436,942

Operating costs and expenses:
Research and development	(3,163,485)	(1,731,406)
General and administrative	(3,743,972)	(3,400,071)
Asset impairment charges (Note 6)	–	(9,243,128)
Total operating costs and expenses	(6,907,457)	(14,374,605)
Loss from operations	(5,746,765)	(13,937,663)

Other income (expense):
Other income (expense)	1,119	(492)
Interest income, net	100,467	126,171
Total other income, net	101,586	125,679

Loss before income taxes	(5,645,179)	(13,811,984)

Income tax benefit	–	2,918,518

Net loss	$(5,645,179)	$(10,893,466)

Basic and diluted net loss per share	$(0.55)	$(1.70)

Weighted-average shares of common stock outstanding, basic and diluted	10,279,408	6,392,381

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2020	2,774,394	$2,774	6,092,432	$6,092	$188,240,451	$(166,008,620)	$253,734	$(5,281,180)	$17,213,251
Issuance of common stock in registered direct offering, net of issuance costs	–	–	2,448,980	2,499	5,424,376	–	–	–	5,426,825
Exercise of purchase warrants	–	–	229,598	229	(229)	–	–	–	–
Issuance of common stock to vendor	–	–	1,188	1	(1)	–	–	–	–
Share-based expense	–	–	–	–	468,914	–	–	–	468,914
Net loss	–	–	–	–	–	(10,893,466)	–	–	(10,893,466)
Balance as of December 31, 2020	2,774,394	$2,774	8,772,198	$8,771	$194,133,511	$(176,902,086)	$253,734	$(5,281,180)	$12,215,524
Issuance of common stock and warrants, net of issuance costs	–	–	950,000	950	11,449,916	–	–	–	11,450,866
Exercise of pre-funded warrants	–	–	3,679,630	3,679	–	–	–	–	3,679
Exercise of purchase warrants	–	–	5,988	6	(6)	–	–	–	–
Share-based expense	–	–	–	–	410,437	–	–	–	410,437
Issuance of common stock to vendor	–	–	7,153	7	(7)	–	–	–	–
Issuance of common stock in connection with warrant buyout	–	–	51,634	52	(41,122)	–	–	–	(41,070)
Net loss	–	–	–	–	–	(5,645,179)	–	–	(5,645,179)
Balance as of December 31, 2021	2,774,394	$2,774	13,466,603	$13,465	$205,952,729	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,645,179)	$(10,893,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	–	9,243,128
Deferred income taxes	–	(2,918,518)
Depreciation	–	757
Amortization of right of use asset	35,482	28,080
Gain on settlement with vendor	–	(143,639)
Share-based expense	410,437	468,914
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,061	325,662
Accounts payable, accrued expenses and other liabilities	457,132	(378,111)
Net cash used in operating activities	(4,738,067)	(4,267,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	11,450,866	–
Net proceeds from issuance of common stock	–	5,426,825
Proceeds from exercise of warrants	3,679	–
Net cash provided by financing activities	11,454,545	5,426,825

Net change in cash	6,716,478	1,159,632
Cash at beginning of period	11,527,552	10,367,920

Cash at end of period	$18,244,030	$11,527,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use asset obtained in exchange for lease liability	$–	$70,564
Issuance of common stock to vendor	$7	$1
Issuance of common stock in connection with warrant buyout	$41,070	$–
Issuance of common stock from cashless exercise of purchase warrants	$6	$229

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

Additionally, Xenetic is leveraging its proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. It employs the natural polymer polysialic acid (“PSA”) to prolong a drug’s circulating half-life and potentially improve other pharmacological properties. Xenetic incorporates its patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what the Company believes will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics.

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various United States (“U.S.”) federal trademark registrations and applications along with unregistered trademarks and service marks, including but not limited to XCART, OncoHist™, PolyXen, ErepoXen™, and ImuXen™, which are used throughout this Annual Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. On July 28, 2021, the Company completed a $12.5 million private placement of the Company’s common stock, par value $0.001, resulting in approximately $11.5 million of net proceeds to the Company. The Company believes that this financing, coupled with the Company’s existing resources, will be adequate to fund the Company’s operations into the second quarter of 2023. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

2.	Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing throughout 2020 and 2021 and into 2022, as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time is uncertain of the impact this event may have on the Company’s future operations. The extent to which the COVID-19 pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2021 and 2020, the carrying amount of certain of the Company’s financial instruments approximates fair value due to their short maturities. See Note 8, Fair Value Measurements, for discussion of the Company’s fair value measurements.

Cash

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities of one year or beyond from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. The Company maintains cash primarily with one major financial institution that management believes is of high credit quality. The carrying amount of cash equivalents approximate their fair value due to the short-term nature of these instruments.

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

Indefinite-Lived Intangible Assets

Acquired indefinite-lived intangible assets consisted of in-process research and development (“IPR&D”) related to the Company’s business combination with SymbioTec, which was recorded at fair value on the acquisition date. At acquisition, we generally determine the fair value of intangible assets, including IPR&D, using the “income method.” IPR&D intangible assets are considered indefinite-lived intangible assets and are not amortized until completion or abandonment of the associated research and development efforts. Substantial additional research and development may be required before the Company’s IPR&D reaches technological feasibility. Upon completion of the IPR&D project, the IPR&D assets will be amortized over their estimated useful lives.

IPR&D is not amortized but is reviewed for impairment at least annually or when events or changes in the business environment indicate the carrying value may be impaired. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the acquired IPR&D is impaired. If the Company chooses to first assess the qualitative factors and it is determined that it is not more likely than not acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to perform in some periods but not in others.

The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value. The Company historically had performed its annual impairment review as of October 1. The Company determined that IPR&D was impaired during the year ended December 31, 2020. See Note 6 Indefinite-Lived Intangible Assets and Other Long-Term Assets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. No such impairments were recorded during the years ended December 31, 2021 and 2020.

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

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue at a point in time, or over time, as it satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

See also Note 4, Significant Strategic Collaborations.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, pre-clinical development, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations and other outside expenses. The Company expenses research and development costs as incurred. The Company expenses upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition.

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

The Company bases its expenses related to research and development, pre-clinical activities and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. As of each of December 31, 2021 and 2020, the Company has recorded accrued program expense of approximately $0.2 million and $0.1 million as a component of accrued expenses as of December 31, 2021 and 2020, respectively. In addition, the Company has recorded approximately $0.3 million and $0.2 million of prepayments as a component of prepaid expenses and other current assets as of December 31, 2021 and 2020, respectively.

Share-based Expense

The Company grants share-based payments in the form of options and restricted stock units (“RSUs”) to employees and non-employees, Joint Share Ownership Plan (“JSOP”) awards to employees and agreements to issue common stock in exchange for services provided by non-employees.

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

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards, prior to exercise, are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation. As of each of December 31, 2021 and 2020, there were approximately 27,000 JSOP awards issued.

For the years ended December 31, 2021 and 2020, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2021 and 2020, approximately 0.5 million and 0.4 million potentially dilutive securities, respectively, were deemed anti-dilutive.

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

Leases

The Company leases administrative facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. See Note 13, Commitments and Contingencies for further information.

Acquisitions

The Company has a history of engaging in acquisition transactions that require the Company to evaluate whether the transaction meets the criteria of a business combination. If the transaction does not meet the business combination requirements, the transaction is accounted for as an asset acquisition or recapitalization and no goodwill is recognized. If the acquisition meets the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. This may result in earlier recognition of allowance for losses. ASU 2016-13 is effective for smaller reporting public entities for fiscal years beginning after December 15, 2022, but early adoption is permitted. We are currently evaluating the impact of adoption, but we do not anticipate that it will have a material effect on our consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Issuers Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options – Earnings per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815-40). The guidance clarifies, among other things, an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange that are not within the scope of another Topic. The revised guidance requires an exchange of the original instrument for a new instrument and recognizes the effect on the basis of the substance of the transaction in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 but early adoption is permitted. The new guidance was adopted on January 1, 2021, and it did not have a material effect on the Company’s consolidated financial statements.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. ( together with its wholly-owned subsidiaries, “Takeda”)

The Company was a party to an exclusive research, development and license agreement with Takeda related to the development of a novel series of polysialylated blood coagulation factors. This collaboration with Takeda relied on the Company’s PolyXen technology to conjugate PSA with therapeutic blood-clotting factors, with the goal of improving the pharmacokinetic profile and extending the active half-life of these biologic molecules. The agreement granted Takeda a worldwide, exclusive, royalty-bearing license to the Company’s PSA patented and proprietary technology in combination with Takeda’s proprietary molecules designed for the treatment of blood and bleeding disorders. There are no active projects under the exclusive research, development and license agreement, and the parties mutually terminated the agreement in August 2021.

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $1.2 million and $0.4 million were recorded as revenue by the Company during the years ended December 31, 2021 and 2020, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met. The termination of the exclusive research, development and license agreement had no impact on the Company’s non-exclusive sublicense agreement and the royalties being generated.

Scripps Research

On May 15, 2020, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding is payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. The Company has paid $2.1 million to Scripps Research under this agreement through December 31, 2021. As of December 31, 2021, and December 31, 2020, approximately $0.2 million has been recognized as an advance payment under this agreement and is included in prepaid expenses and other current assets.

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

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary, SynBio, LLC (“SynBio”), had a share ownership in the Company of approximately 3.3% and 5.1% of the total outstanding common stock as of December 31, 2021 and 2020, respectively. In addition to its common stock ownership, Pharmsynthez owns approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 10, Stockholders’ Equity), and all of our issued and outstanding Series A Preferred Stock (as defined in Note 10, Stockholders’ Equity) through SynBio.

During the third quarter of 2019, the Company entered into a Sponsored Research Agreement with Pharmsynthez (the “SRA”) related to experiments identified by the Company to support its efforts for initial tech transfer of the XCART methods to a future academic collaborator. Under the agreement, the Company made a $350,000 payment to Pharmsynthez during the third quarter of 2019, which was refundable on a pro rata basis if the project is terminated prematurely as a result of Pharmsynthez failing to perform the work. On June 12, 2020, the Company and Pharmsynthez entered into a Master Services Agreement (“MSA”) to advance the development of the Company’s XCART technology for B-cell malignancies. The MSA terminated and superseded the SRA. The Company expensed approximately $0.1 million and $0.2 million related to work performed under these agreements during the years ended December 31, 2021 and 2020, respectively. There were no amounts recorded on the consolidated balance sheet as of December 31, 2021. As of December 31, 2020, approximately $25,000 was recorded as an advanced payment and included in prepaid expenses and other assets on the consolidated balance sheet.

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

The Company and Pharmsynthez executed a work order on June 12, 2020 (the “Work Order”) under the MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of the Company’s XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order were expected to take approximately 20 months unless earlier terminated in accordance with the MSA. Under the terms of the Work Order, the Company paid Pharmsynthez $51,000 as an initial payment for trial startup costs, which amount was credited against the amounts paid under the SRA. The Work Order provided for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites, which were to be further credited against the SRA. Through December 31, 2021, all costs incurred under the MSA were credited against the amounts paid under the SRA. Additionally, the Work Order provided for milestone payments of up to an aggregate of $1,050,000, or, in the Company’s sole discretion, up to an aggregate of 1,000,000 shares of the Company’s common stock, to be paid or issued, as applicable, by the Company upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order. As of December 31, 2021, approximately $0.1 million of milestone payments had been made and no further milestone payments are expected.

On October 12, 2021, the Company entered into Amendment Number One to the MSA (the “MSA Amendment”) with Pharmsynthez to, among other things, terminate all work orders under the MSA. As a result, no further services were to be performed under the Work Order and any additional services will be covered by new work orders. In exchange, the Company entered into a new work order (the “Second Work Order”) simultaneously with the MSA Amendment. Under the terms of the Second Work Order, Pharmsynthez shall provide certain enumerated services to support the Company’s development of its XCART technology upon the written request of the Company, which work may be requested by the Company from time to time.

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

In August 2011, SynBio, a wholly-owned subsidiary of Pharmsynthez, and the Company entered into a stock subscription and collaborative development agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop, market and commercialize certain drug candidates utilizing molecules based on SynBio’s technology and the Company’s proprietary technologies (PolyXen, OncoHist and ImuXen) in Russia and CIS, collectively referred to herein as the SynBio Market. In return, SynBio granted an exclusive license to the Company to use the preclinical and clinical data generated by SynBio in certain agreed products and to engage in the development of commercial candidates in any territory outside of the SynBio Market.

SynBio and the Company are each responsible for funding and conducting their own research and clinical development activities. There are no milestone or other research-related payments provided for under the Co-Development Agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Serum Institute of India Limited (“Serum Institute”) has agreed to directly provide the research supplies to SynBio, where the Company is not liable for any failure to supply the research supplies as a result of any act or fault of Serum Institute. Upon successful commercialization of any resultant products, the Company is entitled to receive a 10% royalty on sales in certain territories and pay royalties to SynBio for sales outside those certain territories, subject to the terms of the Co-Development Agreement. Effective December 20, 2021, SynBio assigned the Co-Development Agreement to Pharmsynthez.

Through December 31, 2021, Pharmsynthez continued to engage in research and development activities with no resultant commercial products. In December 2020, Pharmsynthez reported positive data from its Phase 3 clinical study of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging the Company’s PolyXen technology. In February 2021, Pharmsynthez reported in a press release that it had started the registration phase of Epolong by filing a registration dossier to obtain approval in Russia. Pharmsynthez had reported in its press release that it expected that the Russian stage of registration activities would be completed in 2021 and that it would be able to start production of the product as early as the first quarter of 2022. Pharmsynthez has not informed the Company that the registration process has been completed or that production of the product has commenced. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2021 and 2020.

Serum Institute of India Limited

In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute providing Serum Institute an exclusive license to use the Company’s PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement.

Through December 31, 2021, no commercial products were developed and no royalty revenue or expense was recognized by the Company related to the arrangement, Serum Institute had a share ownership of less than 1% of the total outstanding common stock of the Company as of December 31, 2021 and 2020, respectively.

5.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Office and computer equipment	$35,505	$42,289
Furniture and fixtures	14,738	14,738
Property and equipment – at cost	50,243	57,027
Less accumulated depreciation	(50,243)	(57,027)
Property and equipment, net	$–	$–

There was no depreciation expense for the year ended December 31, 2021. Depreciation expense was approximately $1,000 for the year ended December 31, 2020.

6.	Indefinite-Lived Intangible Assets and Other Long-Term Assets

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset, OncoHist, is IPR&D relating to the Company’s business combination with SymbioTec in 2012. IPR&D is tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, although it is to be tested at least annually until the project is completed or abandoned. The Company completed an impairment analysis of the IPR&D during 2020 and concluded that the following factors indicated that the IPR&D was impaired: a decision by management to delay indefinitely any further development of the IPR&D and to not support the underlying intellectual property; the failure to sell or license the IPR&D to a third party; and the reduction in market capitalization. During the year ended December 31, 2020, the Company recorded an asset impairment charge of $9.2 million, which is presented within operating costs and expenses in the consolidated statements of comprehensive loss, representing the excess of the IPR&D asset’s carrying value over its estimated fair value. A reconciliation of the change in the carrying value of Indefinite-Lived Intangible Assets is as follows:

Balance as of January 1, 2020	$9,243,128
Impairment	(9,243,128)
Balance as of December 31, 2020	$–

Other Long-Term Assets

In 2016, the Company entered into an agreement with Serum Institute for the prepayment of clinical PSA supply in exchange for the Company’s common stock. As of December 31, 2021 and 2020, the Company has classified $0.7 million of prepaid clinical supply as long-term as it does not anticipate utilizing the majority of the PSA supply within the next 12 months. No clinical supply was utilized during the years ended December 31, 2021 and 2020.

See also Note 14, Related Party Transactions for a description of the Pharmsynthez Loan.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Accrued payroll and benefits	$436,207	$126,615
Accrued professional fees	378,985	375,694
Accrued research costs	177,240	62,607
Other	39,158	9,134
	$1,031,590	$574,050

8.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended December 30, 2021 and 2020.

9.	Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. There was no income tax provision (benefit) for the year ended December 31, 2021, as the Company has incurred losses to date. During the year ended December 31, 2020, the Company recognized a deferred tax benefit representing the reversal of its deferred tax liability related to the impairment of its IPR&D.

The components of loss before income taxes are as follows:

	Year ended December 31,
	2021	2020
Domestic (U.S.)	$(6,349,632)	$(4,368,330)
Foreign (U.K.)	862,248	(61,867)
Foreign (Germany)	(128,869)	(9,357,256)
Foreign (Switzerland)	(28,926)	(24,531)
Loss before income taxes	$(5,645,179)	$(13,811,984)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit, is as follows:

	Year ended December 31,
	2021	2020
Federal	$(1,185,488)	$(2,900,517)
State	(376,463)	(230,238)
Change in valuation allowance	1,839,716	3,089,617
Permanent differences, net	110,821	1,399
Foreign rate differential	(27,240)	(985,231)
Share-based payments, net	14,827	22,267
Enhanced research and development tax credits	(101,416)	(56,564)
Rate change	–	(2,015,683)
Other items	(274,757)	156,432
Net benefit for income taxes	$–	$(2,918,518)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2021	2020
Deferred tax assets:
U.K. net operating loss carryforwards	$11,361,647	$10,733,568
U.K. capital loss carryforwards	1,545,934	1,550,659
U.S. federal net operating loss carryforwards	5,709,292	4,671,789
Switzerland net operating loss carryforwards	21,758	72,614
IPR&D	6,537,654	7,020,109
Share-based payments	2,052,590	1,961,112
Enhanced research and development tax credits	1,519,074	1,375,136
Germany net operating loss carryforwards	628,574	636,378
U.S. state net operating loss carryforwards	1,730,756	1,408,866
Other	268,309	214,010
Lease liability	7,388	17,082
Total deferred tax assets before valuation allowance	31,382,975	29,661,323
Valuation allowance for deferred tax assets	(31,375,587)	(29,644,241)
Net deferred tax assets	7,388	17,082
Deferred tax liabilities:
Right of use asset – leases	(7,388)	(17,082)
Total deferred tax liabilities	(7,388)	(17,082)
Net deferred liability	$–	$–

For the years ended December 31, 2021 and 2020, the Company had U.K. net operating loss carryforwards of approximately $59.8 million and $56.5 million, respectively, U.S. federal net operating loss carryforwards of approximately $27.2 million and $22.2 million, respectively, U.S. state net operating loss carryforwards of approximately $27.4 million and $22.3 million, respectively, Germany net operating loss carryforwards of approximately $2.0 million and $2.0 million, respectively, and Switzerland net operating loss carryforwards of approximately $0.3 million and $0.9 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. $13.8 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely, and the remaining U.S. federal and state net operating loss carryforwards begin to expire in 2032. The Switzerland net operating loss carryforwards begin to expire in 2026.

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

The Company’s ability to use its operating loss carryforwards and tax credits generated in the U.K. are subject to restrictions under U.K. tax legislation. These regulations may limit the future use of operating loss carryforwards (i) if there is a change in ownership and a change in the nature or conduct of the business carried on by the Company, and (ii) in certain circumstances where there is a change in the nature or conduct of the business only. In such cases the carryforwards would cease to be available to set against future income.

The Company’s ability to use its operating loss carryforwards and tax credits generated in Germany and Switzerland are also subject to restrictions under German and Swiss tax legislation. These regulations may limit the future use of operating loss carryforwards if there is a change in ownership. In such cases the carryforwards would cease to be available to set against future income.

As of December 31, 2021 and 2020, the Company did not record any uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years through 2021 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2021. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

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

At the Market (“ATM”) Offering

On November 19, 2021, the Company entered into an ATM Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as the exclusive sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock, par value $0.001 per share. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 (File No. 333-260201) and the related prospectus, filed with the SEC on October 12, 2021 and declared effective on October 22, 2021, and is currently limited to a number of shares of up to $4,000,000 of common stock pursuant to General Instruction I.B.6 of Form S-3.

Pursuant to the ATM Agreement, Wainwright may sell the shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms agreement, the Company may sell shares to Wainwright as principal, at a purchase price agreed upon by Wainwright and the Company. Wainwright may also sell shares in privately negotiated transactions with the Company’s prior approval. Sales of the shares through Wainwright, if any, will be made in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of the shares and either the Company or Wainwright may at any time suspend offers under the agreement or terminate the agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or the Company pursuant to the terms thereof.

No shares were sold under the ATM Agreement during the year ended December 31, 2021. The Company incurred $0.1 million of costs associated with the ATM which have been recorded within prepaid expenses and other current assets on the December 31, 2021 consolidated balance sheet.

Private Placement

On July 26, 2021, the Company entered into a securities purchase agreement in connection with a private placement pursuant to which the Company issued and sold in a private placement priced at-the-market under Nasdaq rules, (i) 950,000 shares of the Company’s common stock, par value $0.001 per share (ii) warrants to purchase an aggregate of 4,629,630 shares of the Company’s common stock, with an exercise price of $3.30 per share (the “Series A Warrants”) which expire three and one half years from the earlier of (a) the six month anniversary of the initial exercise date and (b) the date that the registration statement registering all of the warrant shares underlying the Series A Warrants is declared effective, and (iii) pre-funded warrants to purchase up to 3,679,630 shares of the Company’s common stock, with an exercise price of $0.001 per share (the “Series B Warrants”) with no expiration (the “Private Placement”), at a purchase price of $2.70 per one share and one Series A Warrant and $2.699 per one Series B Warrant and one Series A Warrant. The Private Placement closed on July 28, 2021 resulting in gross proceeds from the Private Placement of approximately $12.5 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any such warrants. Net proceeds from the Private Placement were $11.5 million.

On July 26, 2021, in connection with the Private Placement, the Company entered into a registration rights agreement pursuant to which the Company filed a registration statement on Form S-3 to register for resale the shares, as well as the shares of the Company’s common stock issuable upon exercise of the Series A Warrants and the Series B Warrants, which was declared effective on August 23, 2021.

The Series B Warrants were immediately exercisable at a price of $0.001 per share of common stock. The holders of the Series B Warrants did not have the right to exercise any portion of the Series B Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership was determined in accordance with the terms of the Series B Warrants. The holder, upon notice to the Company, could increase or decrease the beneficial ownership limitation provisions, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of a warrant held by the holder. Any increase in the beneficial ownership limitation would not be effective until the 61st day after notice is delivered to the Company. The Series B Warrants had an intrinsic value of approximately $9.3 million. During the year ended December 31, 2021, all of the Series B Warrants to purchase 3,679,630 shares of common stock were exercised resulting in $3,679 of net proceeds to the Company. As a result, no Series B Warrants were outstanding as of December 31, 2021.

The Series A Warrants are immediately exercisable at a price of $3.30 per share of common stock. The holders of the Series A Warrants will not have the right to exercise any portion of the Series A Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series A Warrants. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of a warrant held by the holder. Any increase in the beneficial ownership limitation will not be effective until the 61st day after notice is delivered to the Company. The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments. The grant date fair value of these warrants was estimated to be $1.98 per share, for a total of approximately $9.2 million. The fair value of these warrants was estimated using a Black-Scholes model utilizing the following key valuation assumptions: the Company’s stock price, a risk free rate of 0.49%, an expected life of 3.6 years and an expected volatility of 138.76%. No Series A Warrants were exercised during the year ended December 31, 2021.

Registered Direct Offering

On December 10, 2020, the Company entered into a securities purchase agreement with certain institutional and accredited investors named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 2,448,980 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $2.45 per share. The net proceeds to the Company from the 2020 offering were approximately $5.4 million, after deducting expenses of $0.6 million, including the placement agent’s fees and related offering expenses. The shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-227572), which was initially filed with the SEC on September 27, 2018, and was declared effective on October 12, 2018. The 2020 offering closed on December 14, 2020.

Authorized Share Increase

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

Conversion.    Series A Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, with a minimum of 61 days’ advance notice to the Company, at a rate of twelve shares of Series A Preferred Stock to one share of common stock basis.

Redemption.    Upon 30 days’ prior written notice, the Company may require the holder of any Series A Preferred Stock to convert any or all of such holder’s Series A Preferred Stock to common stock at a rate of twelve shares of Series A Preferred Stock to one share of common stock basis.

The Series A Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2021 and 2020, there were approximately 1.0 million shares of Series A Preferred Stock issued and outstanding which are convertible into 80,834 shares of common stock. There were no Series A Preferred Stock conversions during the years ended December 31, 2021 and 2020.

Series B Preferred Stock

The Company has designated 2,500,000 shares as Series B preferred stock with each share having a stated value of $4.00 per share (the “Series B Preferred Stock”). The following is a summary of the material terms of the Company’s Series B Preferred Stock.

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B Preferred Stock will be entitled to receive distributions out of the Company’s assets of an amount equal to the stated value per share of Series B Preferred Stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the amended and restated certificate of designation before any distributions shall be made on the common stock or any series of preferred stock ranked junior to the Series B Preferred Stock, which includes Series A Preferred Stock. A fundamental transaction or change of control under the amended and restated certificate of designation shall constitute a liquidation for purposes of this right. Xenetic will give each holder of Series B Preferred Stock written notice of any liquidation at least 30 days before any meeting of stockholders to approve such liquidation or at least 45 days before the date of such liquidation if no meeting is to be held.

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

Conversion.     Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, at a rate of one preferred share to approximately 0.33 common share basis, subject to an issuable maximum and the adjustments described below. There were no Series B Preferred Stock conversions during the years ended December 31, 2021 and 2020.

Subsequent Equity Sales.    The Series B Preferred Stock has ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock. There is no bifurcation of the embedded conversion option being clearly and closely related to the host instrument.

The Series B Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2021 and 2020, there were approximately 1.8 million shares of Series B Preferred Stock issued and outstanding which are convertible into approximately 0.6 million shares of common stock in each year, respectively, which represents the issuable maximum that can be issued upon the conversion of the currently outstanding Series B Preferred Stock.

Warrants Related to Collaboration and Consulting Agreements

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company had issued warrants to purchase shares of common stock as payment for services. No collaboration warrants were outstanding as of December 31, 2021. As of December 31, 2020, collaboration warrants to purchase 30,307 shares of common stock were outstanding, respectively. The fair value of these warrants was determined at each issuance date using the Black-Scholes option pricing model. The warrants were subject to re-measurement at each reporting period until the measurement date was reached. Expense was recognized on a straight-line basis over the expected service period or at the date of issuance if there is not a service period. The Company did not recognize warrant expense related to collaboration agreements during the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, collaboration warrants to purchase 30,307 shares and 2,015 shares expired, respectively. No collaboration or consulting service warrants were granted or exercised during the years ended December 31, 2021 and 2020.

Warrants Related to Financing Arrangements

In addition to the Series A Warrants issued in connection with the July 2021 Private Placement discussed above, warrants to purchase approximately 31,000 and 0.4 million shares of the Company’s common stock related to financing arrangements were outstanding as of December 31, 2021 and 2020, respectively, as described below.

Publicly traded warrants to purchase approximately 23,000 and 29,000 shares of common stock were outstanding as of December 31, 2021 and 2020, respectively. These warrants have an exercise price of $13.00 per share and expire on July 17, 2024. The warrants trade on NASDAQ under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. Warrants to purchase approximately 6,000 shares and 0.2 million shares of common stock were exercised on a cashless, one-for-one basis during the years ended December 31, 2021 and 2020, respectively. None of these warrants were forfeited during the years ended December 31, 2021 and 2020.

Warrants to purchase approximately 8,000 shares of the Company’s common stock were outstanding as of December 31, 2021 and 2020. These warrants have an exercise price of $2.91 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the years ended December 31, 2021 and 2020.

Warrants to purchase approximately 129,000 shares of the Company’s common stock at an exercise price of $27.00 per share were outstanding as of December 31, 2020. These warrants were exercisable beginning on September 8, 2019 and expire on September 8, 2026. On November 15, 2021, the Company entered into a letter agreement with the holders of these warrants to exchange such warrants for an aggregate of approximately 52,000 shares of the Company’s common stock. The Company recorded a gain of approximately $41,000 as a result of this exchange as the fair value of the warrants immediately before the exchange was more than the fair value of the shares issued in the exchange. As a result, all of these warrants were cancelled and none were outstanding as of December 31, 2021.

In addition to the financing warrants discussed above, the Company had additional outstanding debt and equity financing warrants to purchase an aggregate of approximately 0.2 million shares of common stock as of December 31, 2020. All of these debt and equity financing warrants expired unexercised during the year ended December 31, 2021. As a result, none of these debt and equity warrants were outstanding as of December 31, 2021.

11.	Share-Based Expense

Total share-based expense related to stock options, RSUs and common stock awards was approximately $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. Share-based expense is classified in the consolidated statements of comprehensive loss as follows:

	Year Ended December 31,
	2021	2020
Research and development expenses	$68,208	$49,190
General and administrative expenses	342,229	419,724
	$410,437	$468,914

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Stock Plan”). The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For stock options issued in 2021 and 2020 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee and non-employee stock options. For all other stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees and non-employees. The expected life of non-employee options is the contractual life of the option. The expected volatility rates are estimated based on the actual volatility of the Company. To the extent Company data is not available for the full expected term of the awards the Company uses a price volatility based on a blended rate of the Company’s historical volatility with that of comparable publicly traded companies with drug candidates in similar therapeutic areas and stages of nonclinical and clinical development to the Company’s drug candidates. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. The Company accounts for forfeitures as they occur.

Employee Stock Options

During the years ended December 31, 2021 and 2020, 325,000 and 125,000 total stock options to purchase shares of common stock were granted by the Company, respectively. The weighted average grant date fair value per option was $1.93 and $0.95, respectively. No stock options were exercised and none expired during the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, 258,315 and 271,515 total stock options vested, respectively, with total fair values of approximately $0.3 million and $0.8 million, respectively. As of December 31, 2021, there was approximately $0.8 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 1.8 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	132.64	127.87
Weighted-average risk-free interest rate (%)	1.16	0.49
Weighted-average expected life of option (years)	5.73	5.50
Weighted-average exercise price ($)	2.15	1.10

The following is a summary of employee stock option activity for the years ended December 31, 2021 and 2020:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	662,059	$10.88	9.34	$66,125
Granted	125,000	1.10
Expired	(23,337)	52.55
Outstanding as of December 31, 2020	763,722	8.01	8.68	$498,625
Granted	325,000	2.15
Expired	–	–
Outstanding as of December 31, 2021	1,088,722	$6.26	8.22	$23,750

Vested or expected to vest as of December 31, 2021	1,088,722	$6.26	8.22	$23,750

Exercisable as of December 31, 2020	372,042	$15.12	8.09	$186,449
Exercisable as of December 31, 2021	630,357	$9.42	7.63	$23,750

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2021, and the changes during the year ended December 31, 2021, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2021	391,680	$1.15
Granted	325,000	$1.93
Forfeited	–	$–
Vested	(258,315)	$1.11
Balance as of December 31, 2021	458,365	$1.73

Restricted Stock Units

There are 4,167 RSUs outstanding as of December 31, 2021 and 2020, respectively. The RSUs vested annually over a 3-year period and had a grant date fair value of $25.37 per share. No RSUs vested during the year ended December 31, 2021 as all RSUs were fully vested. During the year ended December 31, 2020, 1,389 RSUs vested. No RSUs were granted or expired during the years ended December 31, 2021 and 2020.

Non-Employee Stock Options

Share-based expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. No stock options to purchase shares of common stock were granted by the Company to non-employees during the years ended December 31, 2021 and 2020. No non-employee stock options were exercised during the years ended December 31, 2021 and 2020.

No non-employee stock options vested during the year ended December 31, 2021. During the year ended December 31, 2020, 15,500 total stock options vested, with total fair values of approximately $15,000. The Company did not recognize any compensation expense related to non-employee options during the year ended December 31, 2021. For the year ended December 31, 2020 the Company recognized approximately $400 of compensation expense related to non-employee options.

The following is a summary of non-employee stock option activity for the years ended December 31, 2021 and 2020:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2020	20,560	$17.09	4.74	$–
Granted	–	–
Expired	(242)	225.72
Outstanding as of December 31, 2020	20,318	14.61	3.79	$14,880
Granted	–	–
Expired	(243)	225.72
Outstanding as of December 31, 2021	20,075	$12.06	2.83	$3,255

Vested or expected to vest as of December 31, 2021	20,075	$12.06	2.83	$3,255

Exercisable as of December 31, 2020	20,318	$14.61	3.79	$14,880
Exercisable as of December 31, 2021	20,075	$12.06	2.83	$3,255

All of the Company’s non-employee stock option shares as of December 31, 2021 and 2020 were vested.

Common Stock Awards

The Company granted common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis. A summary of the Company’s common stock awards granted and issued during the years ended December 31, 2021 and 2020 are as follows:

Number of shares
Balance as of January 1, 2020	8,594
Granted	–
Issued	(1,188)
Balance as of December 31, 2020	7,406
Granted	–
Issued	(7,153)
Balance as of December 31, 2021	253

No common stock awards were granted during the years ended December 31, 2021 and 2020. The balance of the common stock awards has not been issued as of December 31, 2021.

Joint Share Ownership Plan

As of December 31, 2021 and 2020, there were approximately 27,000 JSOP awards issued and outstanding to two former senior executives. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2021 and 2020.

12.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2021 and 2020, the Company made contributions of approximately $28,000 and $27,000 to the 401(k) Plan, respectively.

13.	Commitments and Contingencies

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

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$35,482	$28,080
Non-cash activity:
Right-of-use assets obtained in exchange for lease liabilities	$–	$70,564

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Right-of-use assets - ST	Prepaid expenses and other	$27,043	$35,482
Right-of-use assets - LT	Other assets	$–	$27,043
Current lease liabilities	Accrued expenses and other current liabilities	$27,043	$35,482
Non-current lease liabilities	Other liabilities	$–	$27,043

The Company did not apply the provisions of ASU 2016-02 to the lease of its office space lease in Miami, Florida. Effective November 1, 2021, the Company renewed its Miami office lease for twelve-months to November 2022. As this lease has a term of 12-months at inception, the Company will account for it as an operating lease. As of December 31, 2021, total minimum lease payments on this lease was approximately $23,000.

14.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez, each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes. Please refer to Note 4, Significant Strategic Collaborations, and Note 6, Indefinite-Lived Intangible Assets and Other Long-Term Assets, for details on arrangements with collaboration partners that are also related parties.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s Co-Development Agreement with Pharmsynthez. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio, as more fully described in Note 4 Significant Strategic Collaborations. The Company recognized approximately $48,000 and $51,000 of interest income related to this loan during the twelve-months ended December 31, 2021 and 2020, respectively.

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

Effective August 31, 2021, the Company entered into a Second Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Second Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to July 2022. The terms of the Second Pharmsynthez Loan Extension called for an upfront fee of $12,500 and two (2) equal monthly principal payments of $25,000 on September 30, 2021 and October 31, 2021. In addition, the Second Pharmsynthez Loan Extension requires monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from February 2022 through July 2022. All other terms of the Pharmsynthez Loan, as amended, remain in effect. All required payments under the Second Pharmsynthez Loan Extension have been made through January 31, 2022. In February 2022, the Company received a request from Pharmsynthez to further extend the principal repayments until September 2022. The Company agreed to extend the maturity date, although final terms of such extension are under negotiation. All other terms of the Pharmsynthez Loan, as amended, are expected to remain in effect including the continued payment of interest on a monthly basis. As a result of this request and the current economic uncertainty due to the conflict between Russia and Ukraine and associated sanctions imposed by the U.S. and other countries in response, the Company has classified the loan receivable as long-term as of December 31, 2021. The Company assessed the collectability of the loan and determined that the collateral held by the Company, consisting of all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio, was adequate to support the outstanding principal balance. As of December 31, 2021, approximately $0.4 million was included in other assets on the consolidated balance sheet. As of December 31, 2020, approximately $0.5 million was classified within prepaid expenses and other assets and approximately $0.1 million was classified within other assets on the consolidated balance sheet.

15.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that, other than the further extension of the Pharmsynthez Loan discussed in Note 14 Related Party Transactions, there were no such events requiring recognition or disclosure in the financial statements.

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

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2022 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2021 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2022 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2021 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2022 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2021 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2022 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2021 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2022 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2021 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

	•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
	•	Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 64 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

2.1	Share Purchase Agreement between Xenetic Biosciences, Inc., Hesperix SA, certain Sellers and Alexey Andreevich Vinogradov, dated March 1, 2019	8-K/A	05/13/2019	2.1
2.2	First Amendment to Share Purchase Agreement dated June 7, 2019	8-K	06/13/2019	2.1
2.3	Second Amendment to Share Purchase Agreement dated June 24, 2019	8-K	06/24/2019	2.1
2.4	Third Amendment to Share Purchase Agreement dated July 15, 2019	8-K	07/16/2019	2.1
3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	S-1/A	10/27/2016	3.8
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
3.10	Certificate of Change Pursuant to NRS 78.209	8-K	06/24/2019	3.1
3.11	Certificate of Amendment to Articles of Incorporation	8-K	06/24/2019	3.2
3.12	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.12
3.13	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.13
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	03/16/2021	4.1
4.2	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.3	Registration Rights Agreement, dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.3
4.4	Form of First Amendment to Registration Rights Agreement	8-K	11/16/2015	10.8
4.5	Form of Common Stock Purchase Warrant	8-K	06/25/2019	4.1
4.6	Form of Common Stock Purchase Warrant	8-K	07/22/2019	4.2
4.7	Form of Series A Warrant	8-K	07/28/2021	4.1
4.8	Form of Series B Warrant	8-K	07/28/2021	4.2
10.1†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, as amended, effective as of December 7, 2021	DEF14A	10/15/2021	Appendix A
10.2#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.3	Novation of Agreement on Co-Development and the Terms of Exclusive License, dated December 17, 2021, between Xenetic Biosciences (UK) Limited (formerly Lipoxen plc), Lipoxen Technologies Limited, SynBio LLC and Public Joint-Stock Company Pharmsynthez				X
10.4##	Exclusive License Agreement, dated December 20, 2021, between Lipoxen Technologies Limited and Public Joint-Stock Company Pharmsynthez				X

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.5#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.6#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.7#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.8	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.9†	Employment Agreement, dated December 1, 2016, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	8-K	12/6/2016	10.1
10.10†	Employment Agreement, dated January 1, 2017 between Xenetic Biosciences, Inc. and Curtis Lockshin	8-K	01/04/2017	10.1
10.11†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.12†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.13†	Amended and Restated Employment Agreement, dated October 26, 2017, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	10-K	03/30/2018	10.45
10.14#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH	10-K	03/30/2018	10.46
10.15	Assignment Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K/A	05/20/2019	10.1
10.16	First Amendment to Assignment Agreement dated June 7, 2019	8-K	06/13/2019	10.1
10.17	Second Amendment to Assignment Agreement dated June 24, 2019	8-K	06/24/2019	10.1
10.18	Third Amendment to Assignment Agreement dated July 15, 2019	8-K	07/16/2019	10.1
10.19	Form of Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated June 24, 2019	8-K	06/25/2019	10.1
10.20	Warrant Agency Agreement, between Xenetic Biosciences, Inc. and Empire Stock Transfer, Inc. dated July 19, 2019	8-K	07/22/2019	10.1
10.21	Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated July 16, 2019	8-K	07/16/2019	10.1
10.22†	Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc. for Grigory G. Borisenko, effective as of September 26, 2019	10-K	03/26/2020	10.50
10.23†	Form of Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc.	10-K	03/26/2020	10.51
10.24†	Form of Xenetic Biosciences, Inc. Stock Option Grant Notice	10-K	03/26/2020	10.52
10.25†	Xenetic Biosciences, Inc. Stock Option Grant Notice, dated December 4, 2019, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.	10-K	03/26/2020	10.53
10.26##	Research Funding and Option Agreement, dated May 15, 2020, between the Company and the Scripps Research Institute	10-Q	08/12/2020	10.1

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.27##	Master Service Agreement, dated June 12, 2020, between the Company and PJSC Pharmsynthez	10-Q	08/12/2020	10.2
10.28##	Amendment Number One to the Master Services Agreement, dated October 12, 2021, between the Company and PJSC Pharmsynthez				X
10.29##	Second Work Order to Master Service Agreement, dated October 12, 2021, between the Company and PJSC Pharmsynthez				X
10.30	Form of Securities Purchase Agreement, dated July 26, 2021, by and among the Company and the other parties thereto	8-K	7/28/2021	10.1
10.31	Form of Registration Rights Agreement, dated July 26, 2021, by and among the Company and the other parties thereto	8-K	7/28/2021	10.2
10.32	Engagement Letter between Xenetic Biosciences, Inc. and H.C. Wainwright & Co., LLC, dated as of July 25, 2021	8-K	7/28/2021	10.3
10.33	Form of Letter Agreement by and between Xenetic Biosciences, Inc. and the Holders, dated November 15, 2021	8-K	11/16/2021	10.1
10.34	At The Market Offering Agreement by and between Xenetic Biosciences, Inc. and H.C. Wainwright & Co., LLC, dated November 19, 2021	8-K	11/19/2021	1.1
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

XENETIC BIOSCIENCES, INC.

Date: March 22, 2022	By:	/s/ JEFFREY F. EISENBERG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 22nd day of March, 2022.

Signature	Title(s)

/s/ JEFFREY F. EISENBERG	Chief Executive Officer and Director (Principal Executive Officer)
Jeffrey F. Eisenberg
Date: March 22, 2022

/s/ JAMES PARSLOW	Chief Financial Officer
James Parslow	(Principal Financial Officer and Principal Accounting Officer)
Date: March 22, 2022

/s/ GRIGORY BORISENKO	Director
Grigory Borisenko
Date: March 22, 2022

/s/ JAMES CALLAWAY	Director
James Callaway
Date: March 22, 2022

/s/ FIRDAUS JAL DASTOOR	Director
Firdaus Jal Dastoor
Date: March 22, 2022

/s/ ROGER KORNBERG	Director
Roger Kornberg
Date: March 22, 2022

/s/ ADAM LOGAL	Director
Adam Logal
Date: March 22, 2022

/s/ ALEXEY VINOGRADOV	Director
Alexey Vinogradov
Date: March 22, 2022

