Form 10-K/A
period 2021-12-31
Xenetic Biosciences, Inc.
filed 2022-04-28
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of April 21, 2022, the number of outstanding shares of the registrant’s common stock was 13,441,596.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on March 22, 2022 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 21, 2022.

Name	Age	Position

Mr. Jeffrey Eisenberg	56	Chief Executive Officer and Director
Dr. Curtis Lockshin	61	Chief Scientific Officer
Mr. James Parslow	57	Chief Financial Officer and Corporate Secretary
Dr. Grigory Borisenko	53	Director
Dr. James Callaway	65	Director (1), (2), (3)
Mr. Firdaus Jal Dastoor, FCS	69	Director (1), (2)
Dr. Roger Kornberg	74	Director (3)
Mr. Adam Logal	44	Director (1), (2), (3)
Dr. Alexey Vinogradov	51	Director

__________________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Jeffrey Eisenberg was appointed our Chief Executive Officer on October 26, 2017, after serving as Chief Operating Officer since December 2, 2016, and has served as a member of our Board since July 2016. Mr. Eisenberg previously worked at Noven Pharmaceuticals, Inc. (“Noven”), a subsidiary of Hisamitsu Pharmaceutical, Inc., where he held various positions of increasing responsibility, most recently serving from 2009-2016 as Noven’s president, chief executive officer and as a member of its board of directors. Mr. Eisenberg previously served as an independent director for Mabvax Therapeutics Holdings, Inc. from February 2016 until his resignation in July 2018. Mr. Eisenberg obtained his J.D. at Columbia University Law School and a B.S. in Economics from the Wharton School, University of Pennsylvania. We believe Mr. Eisenberg’s significant life science executive experience and leadership experience in the areas of R&D, operations, manufacturing/quality, business development, strategic partnering, product development, commercialization, and human resources provides him with the appropriate set of skills to serve as a member of our Board.

Dr. Curtis Lockshin initially joined us on a part-time basis in March 2014 as our Vice President of Research & Operations and was appointed our Chief Scientific Officer effective January 1, 2017. Dr. Lockshin has held several management positions at development and commercial stage biotechnology companies, with experience including discovery, preclinical and clinical development, as well as commercial manufacturing. Since May 2013, he has held the position of president and chief executive officer of Guardum Pharmaceuticals LLC (“Guardum”), a wholly owned subsidiary of PJSC Pharmsynthez, a position which he continues to hold in addition to his position with us. Dr. Lockshin does not receive a salary for these services but did receive medical benefits and was covered under Guardum’s health plan through July 31, 2018. In addition, Dr. Lockshin has served as an officer or consultant of several biotechnology companies on a part-time basis, including as an officer of a series of related companies following multiple mergers beginning as chief executive officer and director of SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., from September 2014 until July 2016. After SciVac Therapeutics, Inc.’s merger with VBI Vaccines, Inc. in July 2016, Dr. Lockshin served as chief technical officer of the merged company until December 2016. Dr. Lockshin is currently serving as a member of the board of directors of Phio Pharmaceuticals Corporation, a publicly traded clinical-stage RNAi company focused on immune-oncology, a position he has held since April 2013. Dr. Lockshin has an S.B. in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology. Since April 2004, Dr. Lockshin has also served as a member of the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University Support Corporation that supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural and international grants.

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

Grigory Borisenko, PhD, was appointed to the Board in September 2019. Dr. Borisenko has over 20 years of scientific, management and strategic experience in the life science field. Mr. Borisenko has served as an Investment Director of RUSNANO Management Company LLC, a venture capital & private equity management company in Russia, and has specialized in investment projects in life sciences from 2012 through March 31, 2022. From 2009 through 2012, he was a head of the pharmaceutical sector of the Department of Science and Technology Expertise at the state corporation, RUSNANO. Mr. Borisenko currently serves on the board of directors of Novamedica LLC and RusnanoMedInvest LLC. Prior to that he served on the board of directors of Atea Pharmaceuticals, Inc., Adastra Pharmaceuticals, Inc., and Nearmedic Pharm LLC. Prior to his investment career, Mr. Borisenko held academic appointments with the University of Pittsburgh, Russian State Medical University and Institute of Medico-Biological Problems. He has co-authored over fifty peer-reviewed publications in leading biochemistry and cell biology journals. Mr. Borisenko received his M.S. and Ph.D. from the Russian State Medical University, and is a recipient of Fogarty International and International Fellowship Awards from NIH. We believe Mr. Borisenko’s extensive background in the life sciences and biotechnology industries provide him with the appropriate set of skills to serve as a member of our Board.

James Callaway, PhD was appointed to the Board on August 14, 2017. Dr. Callaway has over 30 years of experience in the execution of product development operations for biotherapeutics and currently serves as an independent board member of KalGene Pharmaceuticals (“KalGene”) and Nuravax. Dr. Callaway is a seasoned CEO within the venture-backed biotech community and over the course of his career he has built and operated several companies, transforming each from research companies to clinical stage operating entities. He also serves as a Corporate Strategy Consultant to the biotech community at Callaway Innovations. Dr. Callaway has served as CEO of privately-held biotech companies including KalGene, a company focused on disease-modifying therapies in Alzheimer’s Disease, ArmaGen, Inc., a BBB transport company, and CEBIX, Inc., a diabetic neuropathy company. Prior to these efforts, Dr. Callaway held multiple senior leadership positions at Elan Pharmaceuticals, including simultaneously acting as Head of Development and overseeing the complex partnership with Wyeth Pharmaceuticals in the Alzheimer’s disease immunotherapy program. He has developed antibodies for a wide-range of therapeutic applications over the past two decades, including treatments of multiple sclerosis (Tysabri®: pharmaceutical development), Alzheimer’s disease (bapineuzumab: Program Executive), and blood brain barrier transport, and has worked with the United States Food and Drug Administration on multiple orphan drug development programs. We believe Dr. Callaway’s significant life sciences executive, leadership and strategic experience in the area of biotherapeutics provides him with the appropriate set of skills to serve as a member of our Board.

Firdaus Jal Dastoor, FCS, was initially appointed as a member of our Board in January 2014 pursuant to terms of the agreement of our acquisition of Xenetic U.K. He has been employed by the Cyrus Poonawalla Group, a conglomerate in India with interests in horse breeding, biotech and life sciences, and financial services, in business development strategies and operational roles since October 1981. Mr. Dastoor is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of the Serum Institute of India Private Limited at the Cyrus Poonawalla Group. He has been a Fellow Member of The Institute of Company Secretaries of India since 1990. Mr. Dastoor is on the board of several private companies operating in the fields of life sciences and biotech, international trade, financial services and quality standards certifications. Mr. Dastoor received a B.A. in Commerce from the University of Poona. We believe Mr. Dastoor’s knowledge of investments in the life sciences and biotechnology industries, and his finance and business development background provide him with the appropriate set of skills to serve as a member of our Board.

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

Adam Logal was appointed to the Board in August 2017. Mr. Logal has 20 years of experience in the biopharmaceuticals industry. Since April 2014, Mr. Logal has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc., a publicly-traded company, and from March 2007 until April 2014 served as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer. Mr. Logal served as a director of VBI Vaccines, Inc., a publicly-traded company, from May 2015 through October 2018 and served as its Audit Committee Chairman. Prior to joining OPKO, Mr. Logal served in various financial management roles at Nabi Biopharmaceuticals, a commercial stage biopharmaceutical company. Mr. Logal is a strategic finance executive with extensive experience in SEC compliance and reporting, domestic and international finance, strategic planning, cash flow management, budgeting, taxation, treasury and business development. We believe Mr. Logal’s extensive financial experience with public companies in the life sciences industry provides him with the appropriate set of skills to serve as a member of our Board.

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

Our Board of Directors

During fiscal year 2021, the following served as a member of the Company’s Board of Directors: Jeffrey Eisenberg, Dr. Grigory G. Borisenko, Dr. James Callaway, Firdaus Jal Dastoor, Dr. Roger Kornberg, Dr. Dmitry Genkin, Adam Logal and Mr. Alexey Vinogradov. On July 15, 2021, Dr. Dmitry Genkin resigned as a member of the Board. On August 25, 2021, the Directors voted to set the size of the Board to seven members. Directors shall hold office for a one-year term or until their successors have been duly elected and qualified. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

Committees of the Board

The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board also has one special committee: the Financing Committee, which was formed in August 2020. The Company has adopted charters to govern the conduct, authority and responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which are available to stockholders on the Company’s website at http://ir.xeneticbio.com/. The information on our website is not incorporated by reference into, or a part of, this Amendment or the Original Filing.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal control over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Stockholders on Form 10-K.

For the fiscal year 2021, the Audit Committee was composed of three directors: Mr. Dastoor, Dr. Callaway, and Mr. Logal (chair). The Audit Committee met five times during fiscal year 2021. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/. The information on our website is not incorporated by reference into, or a part of, this Amendment or the Original Filing.

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

Code of Business Conduct and Ethics

We have adopted the Xenetic Biosciences, Inc. Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on our website, www.xeneticbio.com, under “Investors” at “Corporate Governance.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver on our website, to the extent required by the applicable rules and exchange requirements. The information on our website is not incorporated by reference into, or a part of, this Amendment or the Original Filing.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table – 2020 - 2021

The following table sets forth, for the years ended December 31, 2021 and 2020, the compensation information for Jeffrey Eisenberg, our Chief Executive Officer, Dr. Curtis Lockshin, our Chief Scientific Officer, and James Parslow, our Chief Financial Officer. We refer to Messrs. Eisenberg, Lockshin, and Parslow herein, collectively, as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
Jeffrey F. Eisenberg,	2021	$367,500	$234,052	$119,438	$29,241	(3)	$750,231
Chief Executive Officer	2020	$350,000	$–	$68,250	$28,107		$446,357

James Parslow,	2021	$299,250	$117,026	$68,079	$36,454	(4)	$520,809
Chief Financial Officer	2020	$285,000	$–	$38,900	$35,512		$359,412

Dr. Curtis Lockshin,	2021	$299,250	$117,026	$68,079	$23,965	(5)	$508,320
Chief Scientific Officer	2020	$285,000	$–	$38,900	$23,303		$347,203

_______________

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 11 to our audited consolidated financial statements included in Item 8 of the Original Filing. Mr. Eisenberg, Mr. Parslow, and Dr. Lockshin were granted options to purchase 100,000 shares, 50,000 shares and 50,000 shares of common stock, respectively, during 2021.
(2)	Represents incentive compensation payments earned.
(3)	Includes $17,641 for health and welfare plans and $11,600 employer matching 401(k) contribution.
(4)	Includes $24,854 for health and welfare plans and $11,600 employer matching 401(k) contribution.
(5)	Includes $22,540 for health and welfare plans and $1,425 employer matching 401(k) contribution.

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

Outstanding Equity Awards at Fiscal Year-End – 2021

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2021.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable		Number of Securities Underlying Unexercised Options, Unexercisable		Option Exercise Price (4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey F. Eisenberg	19,168	(1)	–		40.92	12/2/2026	–	–
	10,417	(2)	–		25.32	10/26/2027	–	–
	153,33	(3)	76,667	(3)	1.31	12/4/2029	–	–
	–	(4)	100,000	(4)	2.60	3/18/2031	–	–

James Parslow	14,584	(5)	–		54.84	4/3/2027	–	–
	53,333	(6)	26,667	(6)	1.31	12/4/2029	–	–
	–	(7)	50,000	(7)	2.60	3/18/2031	–	–

Curtis Lockshin	1,213	(8)	–		55.08	12/31/2024	–	–
	1,263	(9)	–		55.08	9/6/2025	–	–
	14,584	(10)	–		51.60	1/1/2027	–	–
	60,000	(11)	30,000	(11)	1.31	12/4/2029
	–	(12)	50,000	(12)	2.60	3/18/2031	–	–

________________

(1)	392 shares vested 100% on the date of grant. Remainder vested one-third upon the first anniversary of the grant date, one-third of the remaining amount upon the second anniversary of the grant date and one-third of the remaining amount on the third anniversary of the grant date.
(2)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(3)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(4)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(5)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(6)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(7)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(8)	Vested one-third upon March 3, 2015, one-third upon March 15, 2016 and one-third upon March 15, 2017.
(9)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(10)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(11)	Vests one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(12)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.

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

If Mr. Parslow’s employment is terminated by the Company without “cause” (as defined in the Parslow Employment Agreement) or Mr. Parslow resigns for “good reason” (as defined in the Parslow Employment Agreement), he will be entitled to receive (i) one year of his then current base salary, paid over time in accordance with the Company’s payroll practices then in effect and (ii) payment of premiums for continued health benefits under COBRA for up to one year.

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

Director Compensation Table

As an employee director during fiscal year 2021, Mr. Eisenberg did not receive any compensation for his Board service during the last completed year. The following table sets forth information for the year ended December 31, 2021 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)

Dr. Grigory Borisenko(3)	$–	–	$–	–	$–
Dr. James Callaway	$50,000	–	$31,546	–	$81,546
Firdaus Jal Dastoor	$50,000	–	$31,546	–	$81,546
Dr. Dmitry Genkin(4)	$–	–	$–	–	$–
Dr. Roger Kornberg	$50,000	–	$31,546	–	$81,546
Mr. Adam Logal	$50,000	–	$31,546	–	$81,546
Dr. Alexey Vinogradov	$50,000	–	$31,546	–	$81,546

__________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2021, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 11 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2021:

Name	Option Awards (#)
Dr. James Callaway	79,168
Firdaus Jal Dastoor	82,956
Dr. Roger Kornberg	81,252
Adam Logal	79,168
Dr. Alexey Vinogradov	75,000

(3)  Dr. Borisenko has opted not to receive any compensation for his Board service during 2021.

(4)  Dr. Genkin resigned from the Board effective July 15, 2021.

See “Certain Related Person Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2022 for:

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

The percentage of shares beneficially owned is computed on the basis of 13,441,296 shares of our common stock outstanding as of March 31, 2022, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2022 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 40 Speen Street, Suite 102, Framingham, Massachusetts 01701.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class Beneficially Owned
Fiscal Year 2021 Named Executive Officers and Directors
Jeffrey Eisenberg	220,419	(2)	1.6%
James Parslow	84,584	(3)	*
Dr. Curtis Lockshin	93,727	(4)	*
Dr. Grigory Borisenko(5)	–		*
Dr. James Callaway	54,168	(6)	*
Firdaus Jal Dastoor	57,956	(7)	*
Dr. Roger Kornberg	56,252	(8)	*
Adam Logal	54,168	(9)	*
Alexey Vinogradov	236,781	(10)	1.8%
All executive officers and directors as a group (9 persons)	858,055	(11)	6.1%
5% Current Stockholders
PJSC Pharmsynthez(5)	898,366	(12)	6.5%

_______________________

*	Represents beneficial ownership of less than one percent (1%).
(1)	Unless otherwise indicated below, this table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 216,252 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022 and 4,167 of vested restricted stock units.
(3)	The total beneficial ownership consists of 84,584 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(4)	The total beneficial ownership consists of 93,727 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(5)	Dr. Borisenko was employed by Rusnano LLC, an entity affiliated with Pharmsynthez, during 2021.

(6)	The total beneficial ownership consists of 54,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(7)	The total beneficial ownership consists of 57,956 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(8)	The total beneficial ownership consists of 56,252 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(9)	The total beneficial ownership consists of 54,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(10)	The total beneficial ownership consists of 186,781 shares of common stock owned directly and 50,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022.
(11)	The total beneficial ownership consists of 186,781 shares of common stock owned directly, 667,107 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2022 and 4,167 shares of restricted stock units that are vested.
(12)	The total beneficial ownership consists of 447,122 shares of common stock owned directly or indirectly through SynBio and 451,244 shares issuable upon the conversion of Series B Preferred Stock that are exercisable within 60 days of March 31, 2022. SynBio is a wholly-owned subsidiary of Pharmsynthez. Pharmsynthez may be deemed to have shared voting and shared dispositive power with respect to all the shares owned by SynBio and therefore, Pharmsynthez may be deemed to be the beneficial owner of such shares. The address of PJSC Pharmsynthez is 9 Korpusnaya Street, letter A, 1st Floor, St. Petersburg, 197110, Russia.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,098,380	(1)	$5.72	1,427,257
Equity compensation plans not approved by security holders	14,584	(2)	54.84	–
Total	1,112,964		$6.36	1,427,257

____________________

(1)	Consists of 1,098,380 shares of our common stock to be issued upon the exercise of outstanding stock options and restricted stock units under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Equity Plan.”)
(2)	Represents inducement award granted to Mr. Parslow in 2017 in connection with his employment with the Company that was not covered under the Equity Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The option has a ten-year term and is fully vested.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended December 31, 2021 and December 31, 2020, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and as disclosed below.

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

Certain Related Person Transactions

PJSC Pharmsynthez

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary SynBio LLC (“SynBio”), had a share ownership in the Company of approximately 3% of the total outstanding common stock at March 31, 2022. In addition to its common stock ownership, Pharmsynthez holds approximately 1.5 million shares of our outstanding Series B Preferred Stock at March 31, 2022 and all of our outstanding Series A Preferred stock. In addition, one of our former directors, Dr. Dmitry Genkin, is the Executive Chairman of the board of directors of Pharmsynthez, and, prior to March 31, 2022, Dr. Grigory Borisenko, one of our current directors, was employed as the Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez. Additionally, one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez. In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any preclinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense. There are no milestones or other research related payments provided for under the Pharmsynthez Arrangement other than royalties.

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

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Co-Development Agreement. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $48,000 and $51,000 of interest income related to the Pharmsynthez Loan during the twelve-months ended December 31, 2021 and 2020, respectively.

Effective January 23, 2021, the Company entered into a First Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Pharmsynthez Loan Extension”) to modify the repayment terms and extend the maturity of the Pharmsynthez Loan to January 2022. The terms of the Pharmsynthez Loan Extension called for two (2) equal monthly principal payments of $25,000 in each of January 23, 2021 and February 28, 2021 and the payment of all outstanding accrued interest in six (6) equal installments from January 31, 2021 through June 30, 2021. In addition, the Pharmsynthez Loan Extension required monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from August 2021 through January 2022.

Effective August 31, 2021, the Company entered into a Second Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Second Pharmsynthez Loan Extension”) to modify the repayment terms and extend the maturity of the Pharmsynthez Loan to July 2022. The terms of the Second Pharmsynthez Loan Extension called for an upfront fee of $12,500 and two (2) equal monthly principal payments of $25,000 on September 30, 2021 and October 31, 2021. In addition, the Second Pharmsynthez Loan Extension requires monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from February 2022 through July 2022. All other terms of the Pharmsynthez Loan, as amended, remain in effect. All required payments under the Second Pharmsynthez Loan Extension were made through January 31, 2022. In February 2022, the Company received a request from Pharmsynthez to further extend the principal repayments until September 2022. The Company agreed to extend the maturity date, although final terms of such extension are under negotiation. All other terms of the Pharmsynthez Loan, as amended, are expected to remain in effect including the continued payment of interest on a monthly basis.

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

Serum Institute

Serum Institute had a share ownership of less than 1% of the Company’s total outstanding common stock as of March 31, 2022. One of the Company’s directors, Firdaus Jal Dastoor, is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of Serum Institute. In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO”). Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by the Company to Serum Institute for net sales received by the Company over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement.

Through December 31, 2021, Serum Institute continued to engage in research and development activities with no resultant commercial products. No royalty revenue or expense was recognized by the Company related to the Serum Institute arrangement during the years ended December 31, 2021 and 2020.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board affirmatively determined that the following directors were independent directors within the meaning of the applicable Nasdaq listing standards for the period during which they served as a member of the Board during fiscal year 2021: Dr. Callaway, Mr. Dastoor, Dr. Kornberg, Mr. Logal, Mr. Vinogradov and Dr. Borisenko. In making the independence determinations, the Board considered a number of factors and relationships, including without limitation Dr. Borisenko’s employment as the Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez, at the time of the Board’s independence determination.

During fiscal year 2021, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as currently set forth in Rule 5605 of the Nasdaq listing rules).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and December 31, 2020, by Marcum LLP, the Company’s principal accountant.

	2021	2020
Audit Fees	$160,340	$168,896
Audit-Related Fees	52,298	8,910
Tax Fees	–	–
All Other Fees	–	–
	$212,638	$177,806

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2021 and 2020.

Audit-Related Fees

Audit related fees during the year ended December 31, 2021 include fees incurred in connection with our S-8 and S-3 registration statements filed throughout 2021, including comfort letters and our At-The-Market filing. Audit related fees during the year ended December 31, 2020 include fees incurred in connection with our Prospectus and S-8 filings in 2020.

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

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2021. Our Audit Committee reviewed all services provided by Marcum LLP in 2021 and concluded that the services provided were compatible with maintaining its independence.

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

XENETIC BIOSCIENCES, INC.

Date: April 28, 2022	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer

