Form 10-Q
period 2022-03-31
Xenetic Biosciences, Inc.
filed 2022-05-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 6, 2022, the number of outstanding shares of the registrant’s common stock was 14,316,596.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash	$16,156,339	$18,244,030
Prepaid expenses and other	732,368	479,399
Total current assets	16,888,707	18,723,429

Other assets	1,094,802	1,091,931
Total assets	$17,983,509	$19,815,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$280,680	$362,470
Accrued expenses and other current liabilities	782,588	1,058,633
Total current liabilities	1,063,268	1,421,103

Total liabilities	1,063,268	1,421,103

Commitments and contingencies (Note 9)	–	–
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	970	970
Common stock, $0.001 par value; 50,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 13,468,287 and 13,466,603 shares issued as of March 31, 2022 and December 31, 2021, respectively; 13,441,296 and 13,439,612 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	13,467	13,465
Additional paid in capital	206,072,322	205,952,729
Accumulated deficit	(184,140,876)	(182,547,265)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	16,920,241	18,394,257
Total liabilities and stockholders' equity	$17,983,509	$19,815,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue:
Royalty revenue	$388,993	$191,216
Total revenue	388,993	191,216

Operating costs and expenses:
Research and development	(1,101,399)	(629,729)
General and administrative	(907,309)	(930,578)
Total operating costs and expenses	(2,008,708)	(1,560,307)
Loss from operations	(1,619,715)	(1,369,091)

Other income:
Other income	199	884
Interest income	25,905	22,262
Total other income	26,104	23,146

Net loss	$(1,593,611)	$(1,345,945)

Basic and diluted loss per share	$(0.12)	$(0.15)

Weighted-average shares of common stock outstanding, basic and diluted	13,440,057	8,746,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2022

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2022	2,774,394	$2,774	13,466,603	$13,465	$205,952,729	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257
Share-based expense	–	–	–	–	119,595	–	–	–	119,595
Exercise of purchase warrants	–	–	1,684	2	(2)	–	–	–	–
Net loss	–	–	–	–	–	(1,593,611)	–	–	(1,593,611)
Balance as of March 31, 2022	2,774,394	$2,774	13,468,287	$13,467	$206,072,322	$(184,140,876)	$253,734	$(5,281,180)	$16,920,241

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,593,611)	$(1,345,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use asset	9,475	8,413
Share-based expense	119,595	76,284
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(265,315)	(109,728)
Accounts payable, accrued expenses and other liabilities	(357,835)	(148,212)
Net cash used in operating activities	(2,087,691)	(1,519,188)

Net change in cash	(2,087,691)	(1,519,188)
Cash at beginning of period	18,244,030	11,527,552

Cash at end of period	$16,156,339	$10,008,364

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock from cashless exercise of purchase warrants	$2	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat oncology indications. The Company’s Deoxyribonuclease (“DNase”) oncology platform, in development for the treatment of solid tumors, is aimed at improving outcomes of existing treatments, including immunotherapies, by targeting Neutrophil Extracellular Traps (“NETs”). The Company is also developing its personalized Chimeric Antigen Receptor (“CAR”) T platform technology, XCART™, to develop cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. On April 26, 2022, the Company entered into exclusive license and sublicense agreements with CLS Therapeutics Ltd. (“CLS”) to develop its interventional DNase based oncology platform as more fully described in Note 11.

Additionally, Xenetic is leveraging its proprietary drug delivery platform, PolyXen®, by partnering with biotechnology and pharmaceutical companies. PolyXen is an enabling platform technology which can be applied to protein or peptide therapeutics. PolyXen has demonstrated its ability to improve the half-life and other pharmacological properties of next-generation biologic drugs. The Company receives royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. The Company believes that its existing resources will be adequate to fund the Company’s operations into the second quarter of 2023. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

2.	Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing throughout 2020 and 2021 and into 2022, as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time remains uncertain of the impact this event may have on the Company’s future operations. The extent to which the COVID-19 pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

3.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022, and amended on April 28, 2022.

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

For the three months ended March 31, 2022 and 2021, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

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

The Company has entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2022. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three months ended March 31, 2022 and 2021, respectively.

In October 2017, the Company granted to Takeda Pharmaceuticals Co. Ltd. (“Takeda”) the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.4 million and $0.2 million were recorded as revenue by the Company during the three months ended March 31, 2022 and 2021, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

On May 15, 2020, the Company and The Scripps Research Institute (“Scripps Research”) entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding is payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. The Company has paid $2.4 million to Scripps Research under this agreement through March 31, 2022. As of March 31, 2022 and December 31, 2021, approximately $0.2 million has been recognized as an advance payment under this agreement and is included in prepaid expenses and other current assets.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2022 and 2021.

6.	Stockholders’ Equity

Warrants

In connection with its July 2021 private placement, the Company issued warrants to purchase an aggregate of 4,629,630 shares of the Company’s common stock (the “Series A Warrants”). The Series A Warrants are immediately exercisable at a price of $3.30 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the three months ended March 31, 2022.

In addition to the Series A Warrants, warrants to purchase approximately 29,000 and 31,000 shares of the Company’s common stock were outstanding as of March 31, 2022 and December 31, 2021, respectively, as described below.

Publicly traded warrants to purchase approximately 21,000 and 23,000 shares of common stock were outstanding as of March 31, 2022 and December 31, 2021, respectively. These warrants have an exercise price of $13.00 per share and expire on July 17, 2024. The warrants trade on NASDAQ under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. Warrants to purchase approximately 1,684 shares and 1,485 shares of common stock were exercised on a cashless, one-for-one basis during the three months ended March 31, 2022 and 2021, respectively. None of these warrants were forfeited during the three months ended March 31, 2022 and 2021.

Warrants to purchase approximately 8,000 shares of the Company’s common stock were outstanding as of March 31, 2022 and December 31, 2021. These warrants have an exercise price of $2.91 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three months ended March 31, 2022 and 2021.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock units (“RSUs”) was approximately $0.1 million during each of the three months ended March 31, 2022 and 2021.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$19,178	$10,710
General and administrative expenses	100,417	65,574
	$119,595	$76,284

Employee Stock Options

During the three months ended March 31, 2022, the Company granted 200,000 stock option awards to purchase shares of common stock. The weighted average grant date fair value per option share was $0.99. Key assumptions used in the Black-Scholes option pricing model for options granted during the three months ending March 31, 2022 were the Company’s stock price, a risk free rate of 2.38%, an expected life of 5.88 years and an expected volatility rate of 126.32%. During the three months ended March 31, 2021, the Company granted 200,000 stock option awards to purchase shares of common stock. The Company recognized a total of approximately $0.1 million of compensation expense related to employee stock options during each of the three months ended March 31, 2022 and 2021, respectively. No employee stock options or RSUs were exercised and none expired during the three months ended March 31, 2022 and 2021.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised and none expired during the three months ended March 31, 2022 and 2021, respectively. The Company did not recognize any expense related to non-employee stock options during the three months ended March 31, 2022 and 2021, respectively.

8.	Income Taxes

During the three months ended March 31, 2022 and 2021, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $31.8 million and $31.4 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company did not record any unrecognized tax positions.

9.	Commitments

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$9,475	$8,413

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	March 31, 2022	March 31, 2021
Right-of-use assets - ST	Prepaid expenses and other	$17,568	$36,545
Right-of-use assets - LT	Other assets	$–	$17,568
Current lease liabilities	Accrued expenses and other current liabilities	$17,568	$36,545
Non-current lease liabilities	Other long-term liabilities	$–	$17,568

10.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022, as amended on April 28, 2022.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s Co-Development Agreement with Pharmsynthez. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $9,000 and $12,000 of interest income related to this loan during the three months ended March 31, 2022 and 2021, respectively.

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

Effective August 31, 2021, the Company entered into a Second Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Second Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to July 2022. The terms of the Second Pharmsynthez Loan Extension called for an upfront fee of $12,500 and two (2) equal monthly principal payments of $25,000 on September 30, 2021 and October 31, 2021. In addition, the Second Pharmsynthez Loan Extension required monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from February 2022 through July 2022. All other terms of the Pharmsynthez Loan, as amended, remain in effect. All required payments under the Second Pharmsynthez Loan Extension had been made through January 31, 2022. In February 2022, the Company received a request from Pharmsynthez to further extend the principal repayments until September 2022. The Company agreed to extend the maturity date, although final terms of such extension are under negotiation. All other terms of the Pharmsynthez Loan, as amended, are expected to remain in effect. As a result of this request and the current economic uncertainty due to the conflict between Russia and Ukraine and associated sanctions imposed by the U.S. and other countries in response, the Company has classified the loan receivable as long-term as of March 31, 2022 and December 31, 2021. The Company assessed the collectability of the loan and determined that the collateral held by the Company, consisting of all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio, was adequate to support the outstanding principal balance. As of March 31, 2022 and December 31, 2021, approximately $0.4 million was included in other assets on the condensed consolidated balance sheet.

In April 2022, the Company agreed to license certain technology from CLS as described in Note 11. One of the Company’s directors, Roger Kornberg, is a member of the scientific advisory board of CLS, however, Mr. Kornberg does not own any equity of CLS and is not receiving any economic benefit as a result of the transactions contemplated by the License Agreement and Sublicense Agreement. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc. (“OPKO”).

11.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as described below.

Exclusive Sublicense Agreement

On April 26, 2022, the Company entered into an Exclusive Sublicense Agreement (the “Sublicense Agreement”) with CLS pursuant to which the Company received an exclusive license, under certain patent rights and know-how owned or controlled by CLS, to develop and commercialize pharmaceutical products and methods incorporating DNase enzyme for use in treatment of cancer (the “Sublicensed Products”). Under the terms of the Sublicense Agreement, the Company will have sole responsibility for, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Sublicensed Products in the U.S. and certain European markets, and to commercialize such Sublicensed Products in the relevant market once marketing approval is obtained.

In consideration for the license and other rights granted to the Company under the Sublicense Agreement, the Company issued to CLS 375,000 shares of the Company’s common stock (the “Sublicense Agreement Shares”), of which 250,000 Sublicense Agreement Shares were issued directly to OPKO in lieu of transfer indirectly from CLS to EirGen Pharma Ltd. (“EirGen”), a wholly owned subsidiary of OPKO, in satisfaction of certain third-party contractual obligations between CLS and EirGen. Additionally, the Company is obligated to pay to CLS up to $13,000,000 in cash in potential milestone payments for the achievement of certain clinical and regulatory milestones, as well as issue an additional 950,000 shares of the Company’s common stock to CLS based on the achievement of certain regulatory milestones. In addition, the Company is obligated to pay tiered royalties ranging from the mid-single to low-double digits on net sales of licensed products falling within the scope of the license during the Royalty Term (as defined in the Sublicense Agreement), as well as pay a percentage share in the low-to-mid teens of certain consideration received by the Company from any sublicensees.

Exclusive License Agreement

On April 26, 2022, the Company entered into an Exclusive License Agreement (the “License Agreement”) with CLS, pursuant to which the Company received an exclusive license under certain patent rights and know-how owned or controlled by CLS to develop and commercialize pharmaceutical products and methods incorporating DNase in conjunction with CAR T therapies (the “Licensed Products”). Under the terms of the License Agreement, the Company will have sole responsibility for, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Licensed Products in the U.S. and certain European markets, and to commercialize such Licensed Products in the relevant market once marketing approval is obtained.

In consideration for the license and other rights granted to the Company under the License Agreement, the Company paid CLS a one-time fee of $500,000 in cash, issued to CLS 500,000 shares of the Company’s common stock, and is obligated to pay up to $13,000,000 in cash in potential milestone payments for the achievement of certain clinical and regulatory milestones for each Licensed Product. In addition, the Company is obligated to pay tiered royalties ranging from the mid-single to low-double digits on net sales of licensed products falling within the scope of the license during the Royalty Term (as defined in the License Agreement), as well as pay a percentage share in the mid-teens to low double digits of certain consideration received by the Company from any sublicensees.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning: the anticipated effects and duration of the novel coronavirus, or COVID-19, global pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, results of operations and financial condition; the uncertainty due to the conflict between Russia and Ukraine and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to, any Investigational New Drug filing or any New Drug Application; the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development along with the likelihood and extent of competition to our drug candidates; our plans to advance innovative immune-oncology technologies addressing hard to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) oncology platform, such as regarding the DNase platform being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting Neutrophil Extracellular Traps (“NETs”) and our expectations to prioritize our efforts and resources on this newly acquired technology; the development of the XCART™ Chimeric Antigen Receptor (“CAR”) T cell technology and plans to develop cell-based therapeutics by targeting the unique B cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas; and our expectations regarding our PolyXen® platform, including concerning our plans to leverage the platform by partnering with biotechnology and pharmaceutical companies and its application to protein or peptide therapeutics and its application to improve the half-life and other pharmaceutical properties of next-generation biologic drugs.

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

Some factors that could cause actual results to differ materially include without limitation:

•	unexpected costs, charges or expenses resulting from the transaction with CLS Therapeutics LTD (“CLS”) and the licensing of the DNase platform;
•	uncertainty of the expected financial performance of the Company following completion of the transaction with CLS and the licensing of the DNase platform;
•	failure to realize the anticipated potential of the DNase, XCART or PolyXen technologies;
•	our ability to implement our business strategy;
•	our need to raise additional working capital in the future for the purpose of further developing our DNase and XCART technologies and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase and XCART technologies;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat oncology indications. The Company’s DNase oncology platform, in development for the treatment of solid tumors, is aimed at improving outcomes of existing treatments, including immunotherapies, by targeting NETs. The Company is also developing its personalized CAR T platform technology, XCART™, to develop cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas. We acquired the DNase oncology platform in April 2022 and expect to prioritize our efforts and resources on the development of this newly acquired technology.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the Food and Drug Administration (“FDA”) nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal development efforts during the three months ended March 31, 2022, was on advancing the development of our XCART platform technology.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 2022 and 2021

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2022 to the fiscal quarter ended March 31, 2021 is as follows:

Description	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$388,993	$191,216	$197,777	103.4
Operating costs and expenses:
Research and development	(1,101,399)	(629,729)	471,670	74.9
General and administrative	(907,309)	(930,578)	(23,269)	(2.5)
Total operating costs and expenses	(2,008,708)	(1,560,307)	448,401	28.7
Loss from operations	(1,619,715)	(1,369,091)	250,624	18.3
Other income:
Other income	199	884	(685)	(77.5)
Interest income	25,905	22,262	3,643	16.4

Net loss	$(1,593,611)	$(1,345,945)	$247,666	18.4

Revenue

Revenue for the three months ended March 31, 2022 increased by $0.2 million, or 103.4%, to $0.4 million from approximately $0.2 million for the three months ended March 31, 2021. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) as compared to the same period in 2021 as Takeda’s sublicensee continued its worldwide launch of the product.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended March 31, 2022 increased by $0.5 million, or 74.9%, to approximately $1.1 million from approximately $0.6 million in the comparable quarter in 2021. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended March 31, 2022 and 2021:

	Quarter Ended
Category of Expense	March 31, 2022	March 31, 2021
Outside services and contract research organizations	$833,670	$452,625
Personnel costs	111,984	130,047
Share-based expense	19,178	10,710
Other	136,567	36,347
Total research and development expense	$1,101,399	$629,729

The increase in outside services and contract research organizations expense was primarily due to increased spending related to our XCART platform technology during the three months ended March 31, 2022 as compared to the same period in the prior year. Costs related to our XCART program were significantly higher in 2022 as compared to the same period in 2021 as we continued to invest in our U.S. pre-clinical developments efforts to advance the technology. The increase in other expense was due to consulting costs incurred during the first quarter of 2022 in connection with the licensing of the DNase oncology platform from CLS.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 decreased by approximately $23,000, or 2.5%, to approximately $0.9 million from approximately $0.9 million in the comparable quarter in 2021. The decrease was primarily due to lower consulting costs offset by an increase in legal costs related to the licensing of the DNase oncology platform from CLS during the three months ended March 31, 2022 compared to the same period in 2021.

Other Income

Other income was approximately $200 for the three months ended March 31, 2022 compared to approximately $900 of other income for the same period in 2021. This decrease in other income was primarily related to changes in foreign currency exchange rates during the three months ended March 31, 2022 as compared to the same period in 2021.

Interest Income

Interest income increased to approximately $26,000 during the three months ended March 31, 2022 as compared to approximately $22,000 for the same period in the prior year. This increase is primarily due to a higher cash balance during the first quarter of 2022 compared to the same period in 2021.

Liquidity and Capital Resources

We incurred a net loss of approximately $1.6 million for the three months ended March 31, 2022. We had an accumulated deficit of approximately $184.1 million at March 31, 2022, as compared to an accumulated deficit of approximately $182.5 million at December 31, 2021. Working capital was approximately $15.8 million at March 31, 2022, and $17.3 million at December 31, 2021, respectively. During the three months ended March 31, 2022, our working capital decreased by $1.5 million due to our net loss for the three months ended March 31, 2022. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital or pursue other strategic alternatives in the long-term in order to continue the pursuit of our business plan.

Our principal source of liquidity consists of cash. At March 31, 2022, we had approximately $16.2 million in cash and $1.1 million in current liabilities. At December 31, 2021, we had approximately $18.2 million in cash and $1.4 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations. We expect the majority of our funding through equity or equity-linked instruments, debt financings, corporate collaborations, related party funding and/or licensing agreements to continue as a trend for the foreseeable future.

Management evaluates whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. We believe that our existing resources will be adequate to fund our operations into the second quarter of 2023. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2022 totaled approximately $2.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. In addition, prepaid expenses increased and current liabilities decreased during the three months ended March 31, 2022. Cash flows used in operating activities for the three months ended March 31, 2021 totaled approximately $1.5 million, which was primarily due to our net loss for the period, offset by non-cash charges associated with share-based expense.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2022 and 2021.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2022 and 2021.

Contractual Obligations and Commitments

As of March 31, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022, for a discussion of recent accounting standards.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes may differ materially from our estimates, judgments and assumptions. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022, as amended on April 28, 2022 other than as set forth below.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing XCART and researching additional drug candidates. We have no products approved for commercial sale and have generated only limited revenue to date. Due to capital constraints in 2021, we focused solely on pre-clinical development efforts associated with our XCART technology. With the licensing of the DNase oncology platform from CLS in April 2022, our primary focus will be on advancing that technology through regulatory approval and commercialization, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of March 31, 2022, we had an accumulated deficit of approximately $184.1 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to the Discovery and Development of our Pharmaceutical Products

Our business is substantially dependent on the success of the DNase oncology platform.

Our business will substantially depend on the successful clinical development, regulatory approval and commercialization of the DNase oncology platform. It will require substantial clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. We have, and plan to continue to pursue our clinical development strategy through academic and strategic collaborations. If we have difficulty maintaining, obtaining, or are unable to obtain these collaborations and additional academic collaborations as planned, we may need to delay, limit or terminate any ongoing or planned clinical development, which would have an adverse effect on our business. The clinical trials and manufacturing and marketing of DNase and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S., the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the U.S. and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency regulatory-approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing or identify an academic or strategic collaboration partner to continue to fund our research, development and clinical programs, we cannot assure you that DNase or any of our other product candidates will be successfully developed or commercialized.

Risks Related to Our Reliance on Third-Parties

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

We may not be able to negotiate additional collaborations on a timely basis on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

May 12, 2022	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

