Form 10-Q
period 2022-06-30
Xenetic Biosciences, Inc.
filed 2022-08-11
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

781-778-7720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	XBIO	The Nasdaq Stock Market
Purchase Warrants	XBIOW	The Nasdaq Stock Market

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

As of August 5, 2022, the number of outstanding shares of the registrant’s common stock was 14,316,596.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash	$14,927,440	$18,244,030
Prepaid expenses and other	448,733	479,399
Total current assets	15,376,173	18,723,429

Other assets	1,091,931	1,091,931
Total assets	$16,468,104	$19,815,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$472,699	$362,470
Accrued expenses and other current liabilities	806,484	1,058,633
Total current liabilities	1,279,183	1,421,103

Total liabilities	1,279,183	1,421,103

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	970	970
Common stock, $0.001 par value; 50,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 14,343,587 and 13,466,603 shares issued as of June 30, 2022 and December 31, 2021, respectively; 14,316,596 and 13,439,612 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	14,342	13,465
Additional paid in capital	207,012,317	205,952,729
Accumulated deficit	(186,813,066)	(182,547,265)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	15,188,921	18,394,257
Total liabilities and stockholders' equity	$16,468,104	$19,815,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

Revenue:
Royalty revenue	$416,710	$287,603	$805,703	$478,819
Total revenue	416,710	287,603	805,703	478,819

Operating costs and expenses:
Research and development	(2,077,499)	(524,550)	(3,178,898)	(1,154,279)
General and administrative	(1,026,290)	(890,704)	(1,933,599)	(1,821,282)
Total operating costs and expenses	(3,103,789)	(1,415,254)	(5,112,497)	(2,975,561)
Loss from operations	(2,687,079)	(1,127,651)	(4,306,794)	(2,496,742)

Other income (expense):
Other income (expense)	(1,076)	238	(877)	1,122
Interest income, net	15,965	20,735	41,870	42,997
Total other income	14,889	20,973	40,993	44,119

Net loss	$(2,672,190)	$(1,106,678)	$(4,265,801)	$(2,452,623)

Basic and diluted net loss per share	$(0.19)	$(0.13)	$(0.31)	$(0.28)

Weighted-average shares of common stock outstanding, basic and diluted	14,066,573	8,746,692	13,755,046	8,746,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2022

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of April 1, 2022	2,774,394	$2,774	13,468,287	$13,467	$206,072,322	$(184,140,876)	$253,734	$(5,281,180)	$16,920,241
Issuance of common stock in connection with purchase of in-process research and development	–	–	875,000	875	804,125	–	–	–	805,000
Share-based expense	–	–	–	–	135,870	–	–	–	135,870
Exercise of purchase warrants	–	–	300	–	–	–	–	–	–
Net loss	–	–	–	–	–	(2,672,190)	–	–	(2,672,190)
Balance as of June 30, 2022	2,774,394	$2,774	14,343,587	$14,342	$207,012,317	$(186,813,066)	$253,734	$(5,281,180)	$15,188,921

SIX MONTHS ENDED JUNE 30, 2022

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2022	2,774,394	$2,774	13,466,603	$13,465	$205,952,729	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257
Issuance of common stock in connection with purchase of in-process research and development	–	–	875,000	875	804,125	–	–	–	805,000
Share-based expense	–	–	–	–	255,465	–	–	–	255,465
Exercise of purchase warrants	–	–	1,984	2	(2)	–	–	–	–
Net loss	–	–	–	–	–	(4,265,801)	–	–	(4,265,801)
Balance as of June 30, 2022	2,774,394	$2,774	14,343,587	$14,342	$207,012,317	$(186,813,066)	$253,734	$(5,281,180)	$15,188,921

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,265,801)	$(2,452,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,305,000	–
Amortization of right of use asset	19,087	17,160
Share-based expense	255,465	186,206
Changes in operating assets and liabilities:
Prepaid expenses and other assets	11,579	1,059
Accounts payable, accrued expenses and other liabilities	(141,920)	2,200
Net cash used in operating activities	(2,816,590)	(2,245,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire in-process research and development	(500,000)	–
Net cash used in investing activities	(500,000)	–

Net change in cash	(3,316,590)	(2,245,998)
Cash at beginning of period	18,244,030	11,527,552

Cash at end of period	$14,927,440	$9,281,554

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to acquire in-process research and development	$805,000	$–
Issuance of common stock from cashless exercise of purchase warrants	$2	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. The Company’s Deoxyribonuclease (“DNase”) platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting Neutrophil Extracellular Traps (“NETs”). The Company is also developing its personalized Chimeric Antigen Receptor (“CAR”) T platform technology, XCART™, to develop cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. On April 26, 2022, the Company entered into exclusive license and sublicense agreements with CLS Therapeutics Ltd. (“CLS”) to develop its interventional DNase based oncology platform as more fully described in Note 5. Additionally, Xenetic has partnered with biotechnology and pharmaceutical companies to develop its proprietary drug delivery platform, PolyXen®, and receives royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. The Company believes that its existing resources will be adequate to fund the Company’s operations into the third quarter of 2023. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, the Company has until November 30, 2022 (the "Compliance Date"), to regain compliance with the Bid Price Requirement and may be eligible for an additional 180 calendar day compliance period if certain other criteria are met.

2.	Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing throughout 2021 and into 2022, as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time remains uncertain of the impact this event may have on the Company’s future operations. The extent to which the COVID-19 pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

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

For the three and six months ended June 30, 2022 and 2021, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. This may result in earlier recognition of allowance for losses. ASU 2016-13 is effective for smaller reporting public entities for fiscal years beginning after December 15, 2022 but early adoption is permitted. The Company is currently evaluating the impact of adoption, but it does not anticipate that adoption will have a material effect on the Company’s consolidated financial statements.

4.	Significant Strategic Collaborations

The Company has entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company’s collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2022. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and six months ended June 30, 2022 and 2021, respectively.

In October 2017, the Company granted to Takeda Pharmaceuticals Co. Ltd. (“Takeda”) the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.4 million and $0.8 million were recorded as revenue by the Company during the three and six months ended June 30, 2022, respectively, and approximately $0.3 million and $0.5 million were recorded as revenue by the Company during the three and six months ended June 30, 2021, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

On May 15, 2020, the Company and The Scripps Research Institute (“Scripps Research”) entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company had agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding was payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provided for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. During the second quarter of 2022, the parties mutually agreed to terminate additional funding under the Scripps Agreement. As a result, Scripps Research agreed to continue to perform work under the agreement until funding previously advanced is expended. The Company paid $2.4 million to Scripps Research under this agreement through June 30, 2022. As of December 31, 2021, approximately $0.2 million has been recognized as an advance payment under this agreement and is included in prepaid expenses and other current assets. There were no amounts recognized as an advance payment under this agreement or accrued as of June 30, 2022.

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent Pharma Solutions, LLC (“Catalent”) to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW is expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase. Unless earlier terminated, the manufacturing services contemplated by the SOW are currently expected to take approximately 17 months from the start date. The SOW is terminable by the Company at any time with 30 days' prior written notice to Catalent. The SOW also contains customary provisions related to, among other things, confidentiality, warranties, intellectual property and indemnification. No payments were made or costs incurred during the three and six months ended June 30, 2022.

5.	Acquisitions

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

In consideration for the license and other rights granted to the Company under the Sublicense Agreement, the Company issued to CLS 375,000 shares of the Company’s common stock (the “Sublicense Agreement Shares”), of which 250,000 Sublicense Agreement Shares were issued directly to OPKO Health, Inc. (“OPKO”) in lieu of transfer indirectly from CLS to EirGen Pharma Ltd. (“EirGen”), a wholly owned subsidiary of OPKO, in satisfaction of certain third-party contractual obligations between CLS and EirGen. Additionally, the Company is obligated to pay to CLS up to $13,000,000 in cash in potential milestone payments for the achievement of certain clinical and regulatory milestones, as well as issue an additional 950,000 shares of the Company’s common stock to CLS based on the achievement of certain regulatory milestones. In addition, the Company is obligated to pay tiered royalties ranging from the mid-single to low-double digits on net sales of licensed products falling within the scope of the license during the Royalty Term (as defined in the Sublicense Agreement), as well as pay a percentage share in the low-to-mid teens of certain consideration received by the Company from any sublicensees.

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

The total consideration for the Sublicense and License Agreements was approximately $1.3 million, which consists of a $0.5 million cash payment and the fair value of the 875,000 common shares issued of $0.8 million utilizing the closing market price of the Company’s stock price at the closing date. As there was no future alternative use for the sublicense and license, the Company recorded an expense of $1.3 million to research and development expense for the three months ended June 30, 2022. In addition, the Company incurred approximately $0.1 million and $0.2 million related to consulting and transaction costs in connection with the Sublicense and License Agreements in the three and six months ended June 30, 2022, respectively.

6.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

7.	Stockholders’ Equity

Warrants

In connection with its July 2021 private placement, the Company issued warrants to purchase an aggregate of 4,629,630 shares of the Company’s common stock (the “Series A Warrants”). The Series A Warrants are immediately exercisable at a price of $3.30 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the three and six months ended June 30, 2022.

In addition to the Series A Warrants, warrants to purchase approximately 29,000 and 31,000 shares of the Company’s common stock were outstanding as of June 30, 2022 and December 31, 2021, respectively, as described below.

Publicly traded warrants to purchase approximately 21,000 and 23,000 shares of common stock were outstanding as of June 30, 2022 and December 31, 2021, respectively. These warrants have an exercise price of $13.00 per share and expire on July 17, 2024. The warrants trade on NASDAQ under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. Warrants to purchase approximately 1,984 shares and 1,485 shares of common stock were exercised on a cashless, one-for-one basis during the six months ended June 30, 2022 and 2021, respectively. Warrants to purchase approximately 300 shares of common stock were exercised on a cashless, one-for-one basis during the three months ended June 30, 2022. No warrants were exercised during the three months ended June 30, 2021. None of these warrants were forfeited during the three and six months ended June 30, 2022 and 2021.

Warrants to purchase approximately 8,000 shares of the Company’s common stock were outstanding as of June 30, 2022 and December 31, 2021. These warrants have an exercise price of $2.91 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three and six months ended June 30, 2022 and 2021.

8.	Share-Based Expense

Total share-based expense related to stock options, restricted stock units and common stock awards was approximately $0.1 million for each of the three months ended June 30, 2022 and 2021 and approximately $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$23,128	$19,026	$42,306	$29,736
General and administrative expenses	112,742	90,896	213,159	156,470
	$135,870	$109,922	$255,465	$186,206

Employee Stock Options

During the six months ended June 30, 2022, the Company granted 200,000 stock option awards to purchase shares of common stock. The weighted average grant date fair value per option share was $0.99. Key assumptions used in the Black-Scholes option pricing model for options granted during the six months ending June 30, 2022 were the Company’s stock price, a risk free rate of 2.38%, an expected life of 5.88 years and an expected volatility rate of 126.32%. During the six months ended June 30, 2021, the Company granted 200,000 stock option awards to purchase shares of common stock. The Company recognized a total of $0.1 million of compensation expense related to employee stock options during each of the three months ended June 30, 2022 and 2021 and $0.3 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively.

Non-Employee Stock Options

The Company did not grant any non-employee stock options during the six months ended June 30, 2022 and 2021. The Company did not recognize any expense related to non-employee stock options during the three and six months ended June 30, 2022 and 2021, respectively.

9.	Income Taxes

During the three and six months ended June 30, 2022 and 2021, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $32.6 million and $31.4 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company did not record any unrecognized tax positions.

10.	Commitments

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$19,087	$17,160

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	June 30, 2022	June 30, 2021
Right-of-use assets - ST	Prepaid expenses and other	$9,611	$37,408
Right-of-use assets - LT	Other assets	$–	$7,957
Current lease liabilities	Accrued expenses and other current liabilities	$9,611	$37,408
Non-current lease liabilities	Other long-term liabilities	$–	$7,957

11.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s Co-Development Agreement with Pharmsynthez. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $12,000 of interest income related to this loan during the three months ended June 30, 2021 and approximately $9,000 and $23,000 of interest income related to this loan during the six months ended June 30, 2022 and 2021, respectively. The Company did not recognize any interest income during the three months ended June 30, 2022 as Pharmsynthez informed the Company that it could not make interest payments during the second quarter as a result of Russian sanctions imposed in response to sanctions from the U.S. and other countries, as discussed below.

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

Effective August 31, 2021, the Company entered into a Second Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio (the “Second Pharmsynthez Loan Extension”) to modify the repayment terms and maturity of the Pharmsynthez Loan to July 2022. The terms of the Second Pharmsynthez Loan Extension called for an upfront fee of $12,500 and two (2) equal monthly principal payments of $25,000 on September 30, 2021 and October 31, 2021. In addition, the Second Pharmsynthez Loan Extension required monthly interest payments and the repayment of the remaining principal amount in six (6) equal monthly installments from February 2022 through July 2022. All other terms of the Pharmsynthez Loan, as amended, remained in effect. All required payments under the Second Pharmsynthez Loan Extension had been made through January 31, 2022. In February 2022, the Company received a request from Pharmsynthez to further extend the principal repayments and the maturity of the loan. While the Company is working with Pharmsynthez to extend the maturity date of the loan, the terms of such extension are under negotiation and have not yet been finalized. As a result of this request and the ongoing economic uncertainty due to the conflict between Russia and Ukraine and associated sanctions imposed by the U.S. and other countries in response, the Company has classified the loan receivable as long-term as of June 30, 2022 and December 31, 2021. The Company assessed the collectability of the loan and determined that the U.S.-based collateral held by the Company, consisting of all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio, was adequate to support the repayment of the outstanding principal balance. As of June 30, 2022 and December 31, 2021, approximately $0.4 million was included in other assets on the condensed consolidated balance sheet.

In April 2022, the Company entered into Exclusive License and Sublicense Agreements with CLS as described in Note 5. One of the Company’s directors, Roger Kornberg, is a member of the scientific advisory board of CLS, however, Mr. Kornberg does not own any equity of CLS and is not receiving any economic benefit as a result of the transactions contemplated by the License Agreement and Sublicense Agreement. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO.

12.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as described below.

Volition

On August 2, 2022, the Company announced a research and development collaboration with Belgian Volition SARL Limited to develop NETs-targeted adoptive cell therapies for the treatment of cancer. The collaboration is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® NETs Test and the Company’s DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. The Company’s DNase platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs. The Company is also developing its personalized CAR T platform technology, XCART™, to develop cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas. We licensed the DNase oncology platform in April 2022 and expect to prioritize our efforts and resources on the development of this newly acquired technology. Additionally, we have partnered with biotechnology and pharmaceutical companies to develop our proprietary drug delivery platform, PolyXen, and receive royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the Food and Drug Administration (“FDA”) nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three and six months ended June 30, 2022, was on advancing the development of our XCART platform technology and the acquisition of our DNase oncology platform.

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing throughout 2021 and into 2022, as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. We continue to evaluate the effects of the COVID-19 pandemic on our business, and while there has been no significant impact to our operations to date despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, the pace and rate at which vaccines are administered, and the continued emergence of new strains of COVID-19, such as the Delta and Omicron variants and any subvariants, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2022 and 2021

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2022 to the fiscal quarter ended June 30, 2021 is as follows:

Description	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$416,710	$287,603	$129,107	44.9%
Operating costs and expenses:
Research and development	(2,077,499)	(524,550)	1,552,949	296.1
General and administrative	(1,026,290)	(890,704)	135,586	15.2
Total operating costs and expenses	(3,103,789)	(1,415,254)	1,688,535	119.3
Loss from operations	(2,687,079)	(1,127,651)	1,559,428	138.3
Other income (expense):
Other income (expense)	(1,076)	238	(1,314)	(552.1)
Interest income, net	15,965	20,735	(4,770)	(23.0)

Net loss	$(2,672,190)	$(1,106,678)	$1,565,512	141.5

Revenue

Revenue for the three months ended June 30, 2022 increased by $0.1 million, or 44.9%, to $0.4 million from approximately $0.3 million for the three months ended June 30, 2021. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) as compared to the same period in 2021 as Takeda’s sublicensee continued its worldwide launch of the product.

Research and Development Expenses

Overall, research & development (“R&D”) expenses for the three months ended June 30, 2022 increased by $1.6 million, or 296.1% to $2.1 million from $0.5 million in the comparable quarter in 2021 primarily due to in-process research and development (“IPR&D”) expense of $1.3 million. During the three months ended June 30, 2022, the Company expensed $1.3 million of IPR&D associated with the Company’s licensing of the DNase oncology platform. There was no similar expense in 2021. Excluding the $1.3 million of IPR&D expense from total R&D expense of approximately $2.1 million, R&D expense for the three months ended June 30, 2022 increased by approximately $0.3 million, or 47.3%, to approximately $0.8 million from approximately $0.5 million in the comparable quarter in 2021. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended June 30, 2022 and 2021:

	Quarter Ended,
Category of Expense	June 30, 2022	June 30, 2021
IPR&D expense	$1,305,000	$–
Outside services and contract research organizations	598,399	358,389
Salaries and wages	120,373	108,747
Share-based expense	23,128	19,026
Other	30,599	38,388
Total research and development expense	$2,077,499	$524,550

The increase in outside services and contract research organizations expense was primarily due to increased spending related to our XCART platform technology and, to a lesser extent, spending related to our DNase oncology platform during the three months ended June 30, 2022 as compared to the same period in the prior year. Costs related to our XCART program were significantly higher in 2022 as compared to the same period in 2021 as we continued our U.S. pre-clinical development efforts.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 increased by approximately $0.1 million, or 15.2%, to approximately $1.0 million from approximately $0.9 million in the comparable quarter in 2021. The increase was primarily due to an increase in legal costs related to the licensing of the DNase oncology platform from CLS during the three months ended June 30, 2022 compared to the same period in 2021.

Other Income (Expense)

Other expense was approximately $1,100 for the three months ended June 30, 2022 compared to approximately $200 of other income for the same period in 2021. This increase in other expense was primarily related to changes in foreign currency exchange rates during the three months ended June 30, 2022 as compared to the same period in 2021.

Interest Income

Interest income decreased to approximately $16,000 during the three months ended June 30, 2022 as compared to approximately $21,000 for the same period in the prior year. This decrease is primarily due to no interest income being recorded on the Pharmsynthez Loan during the second quarter of 2022 compared to approximately $11,000 during the same period in 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

The comparison of our historical results of operations for the six months ended June 30, 2022 to the six months ended June 30, 2021 is as follows:

Description	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$805,703	$478,819	$326,884	68.3%
Operating costs and expenses:
Research and development	(3,178,898)	(1,154,279)	2,024,619	175.4
General and administrative	(1,933,599)	(1,821,282)	112,317	6.2
Total operating costs and expenses	(5,112,497)	(2,975,561)	2,136,936	71.8
Loss from operations	(4,306,794)	(2,496,742)	1,810,052	72.5
Other income (expense):
Other income (expense)	(877)	1,122	(1,999)	(178.2)
Interest income, net	41,870	42,997	(1,127)	(2.6)

Net loss	$(4,265,801)	$(2,452,623)	$1,813,178	73.9

Revenue

Revenue for the six months ended June 30, 2022 increased by $0.3 million, or 68.3%, to $0.8 million from approximately $0.5 million for the six months ended June 30, 2021. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2021, as the sublicensee continued its worldwide launch of the product.

Research and Development Expenses

Overall, R&D expenses for the six months ended June 30, 2022 increased by $2.0 million, or 175.4% to $3.2 million from $1.2 million in the comparable period in 2021 primarily due to IPR&D expense of $1.3 million. During the six months ended June 30, 2022, the Company expensed $1.3 million of IPR&D associated with the Company’s licensing of the DNase oncology platform. There was no similar expense in 2021. Excluding the $1.3 million of IPR&D expense from total R&D expense of $3.2 million, R&D expenses increased approximately $0.7 million, or 62.3% to $1.9 million for the six months ended June 30, 2022, from $1.2 million for the six months ended June 30, 2021. The table below sets forth the R&D costs incurred by us, by category of expense, for the six months ended June 30, 2022 and 2021:

	Six Months Ended,
Category of Expense	June 30, 2022	June 30, 2021
IPR&D expense	$1,305,000	$–
Outside services and contract research organizations	1,426,749	811,013
Salaries and wages	232,357	238,795
Share-based expense	42,306	29,736
Other	172,486	74,735
Total research and development expense	$3,178,898	$1,154,279

The increase in outside services and contract research organizations expense was primarily due to increased spending related to our XCART platform technology and, to a lesser extent, spending related to our DNase oncology platform during the six months ended June 30, 2022 as compared to the same period in the prior year. Costs related to our XCART program were higher in 2022 as compared to the same period in 2021 as we continued our U.S. pre-clinical development efforts. The increase in other expense was due to consulting costs incurred in 2022 in connection with the licensing of our DNase oncology platform.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 was $1.9 million, increasing $0.1 million, or 6.2%, compared to the same period in the prior year. The increase was primarily due to an increase in legal costs related to the licensing of the DNase oncology platform from CLS during the six months ended June 30, 2022 compared to the same period in 2021.

Other Income (Expense)

Other expense was approximately $900 for the six months ended June 30, 2022 compared to other income of approximately $1,100 for the same period in 2021. This increase in other expense was primarily related to changes in foreign currency exchange rates during the six months ended June 30, 2022 as compared to the same period in 2021.

Interest Income

Interest income decreased to approximately $42,000 during the six months ended June 30, 2022 as compared to approximately $43,000 for the same period in the prior year. This decrease is primarily due to a decrease in interest income on the Pharmsynthez Loan substantially offset by an increase in interest income on invested funds due to a higher cash balance in the first six months of 2022 compared to the same period in 2021.

Liquidity and Capital Resources

We incurred a net loss of approximately $4.3 million for the six months ended June 30, 2022. We had an accumulated deficit of approximately $186.8 million at June 30, 2022, as compared to an accumulated deficit of approximately $182.5 million at December 31, 2021. Working capital was approximately $14.1 million at June 30, 2022, and $17.3 million at December 31, 2021, respectively. During the six months ended June 30, 2022, our working capital decreased by $3.2 million primarily due to our net loss for the six months ended June 30, 2022 and cash used of $0.5 million to obtain a license to the DNase oncology platform. Our principal source of liquidity consists of cash. At June 30, 2022, we had approximately $14.9 million in cash and $1.3 million in current liabilities. At December 31, 2021, we had approximately $18.2 million in cash and $1.4 million in current liabilities.

We evaluate whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. We believe that our existing resources will be adequate to fund our operations into the third quarter of 2023. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, we received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, we have 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, we have until November 30, 2022 to regain compliance with the Bid Price Requirement and may be eligible for an additional 180 calendar day compliance period if certain other criteria are met.

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2022 totaled approximately $2.8 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with acquired IPR&D and share-based expense. In addition, current liabilities decreased during the six months ended June 30, 2022. Cash flows used in operating activities for the six months ended June 30, 2021 totaled approximately $2.2 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2022 totaled $500,000, which represented cash paid to license the DNase oncology platform. There were no cash flows from investing activities for the six months ended June 30, 2021.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the six months ended June 30, 2022 and 2021.

Contractual Obligations and Commitments

As of June 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022.

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

As of June 30, 2022, we had an accumulated deficit of approximately $186.8 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock. Failure to regain compliance with Nasdaq listing rules could affect the market price of our Common Stock and liquidity and reduce our ability to raise capital.

Currently, our Common Stock trades on the Nasdaq Capital Market. On June 3, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, the Company has until November 30, 2022 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company's common stock must be at least $1.00 for a minimum of ten consecutive business days prior to the Compliance Date. In the event the Company does not regain compliance by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify for this second compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement, or will otherwise be in compliance with other Nasdaq Listing Rules. If we fail to regain compliance with the Nasdaq Listing Rules, including the Bid Price Requirement, we could be delisted and our stock would be considered a penny stock under regulations of the SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and stockholder’s ability to sell our securities in the secondary market. If our common stock were to be delisted from the NASDAQ Capital Market, the liquidity of our common stock would be materially affected, which would decrease the attractiveness of our common stock to investors and result in a decline in the market price of our common stock. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
10.1*#	Exclusive Sublicense Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD
10.2*#	Exclusive License Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD
10.3*	Form of Subscription Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD
10.4*#	Statement of Work, dated June 30, 2022, between Xenetic Biosciences, Inc. and Catalent Pharma Solutions, LLC
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)
*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.
#	Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

August 11, 2022	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

