Form 10-Q
period 2022-09-30
Xenetic Biosciences, Inc.
filed 2022-11-09
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

945 Concord Street

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

As of November 4, 2022, the number of outstanding shares of the registrant’s common stock was 15,166,596.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash	$13,848,172	$18,244,030
Prepaid expenses and other	319,103	479,399
Total current assets	14,167,275	18,723,429

Other assets	1,405,851	1,091,931
Total assets	$15,573,126	$19,815,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$202,778	$362,470
Accrued expenses and other current liabilities	848,080	1,058,633
Total current liabilities	1,050,858	1,421,103

Total liabilities	1,050,858	1,421,103

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	970	970
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 14,343,587 and 13,466,603 shares issued as of September 30, 2022 and December 31, 2021, respectively; 14,316,596 and 13,439,612 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	14,342	13,465
Additional paid in capital	207,149,681	205,952,729
Accumulated deficit	(187,617,083)	(182,547,265)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	14,522,268	18,394,257
Total liabilities and stockholders' equity	$15,573,126	$19,815,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

Revenue:
Royalty revenue	$414,250	$349,269	$1,219,953	$828,088
Total revenue	414,250	349,269	1,219,953	828,088

Operating costs and expenses:
Research and development	(398,803)	(780,153)	(3,577,701)	(1,934,432)
General and administrative	(863,233)	(945,115)	(2,796,832)	(2,766,397)
Total operating costs and expenses	(1,262,036)	(1,725,268)	(6,374,533)	(4,700,829)
Loss from operations	(847,786)	(1,375,999)	(5,154,580)	(3,872,741)

Other income (expense):
Other expense	(1,706)	(2,906)	(2,583)	(1,784)
Interest income, net	45,475	28,029	87,345	71,026
Total other income	43,769	25,123	84,762	69,242

Net loss	$(804,017)	$(1,350,876)	$(5,069,818)	$(3,803,499)

Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.36)	$(0.41)

Weighted-average shares of common stock outstanding, basic and diluted	14,316,596	10,162,167	13,944,286	9,223,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of July 1, 2022	2,774,394	$2,774	14,343,587	$14,342	$207,012,317	$(186,813,066)	$253,734	$(5,281,180)	$15,188,921
Share-based expense	–	–	–	–	137,364	–	–	–	137,364
Net loss	–	–	–	–	–	(804,017)	–	–	(804,017)
Balance as of September 30, 2022	2,774,394	$2,774	14,343,587	$14,342	$207,149,681	$(187,617,083)	$253,734	$(5,281,180)	$14,522,268

NINE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2022	2,774,394	$2,774	13,466,603	$13,465	$205,952,729	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257
Issuance of common stock in connection with purchase of in-process research and development	–	–	875,000	875	804,125	–	–	–	805,000
Share-based expense	–	–	–	–	392,829	–	–	–	392,829
Exercise of purchase warrants	–	–	1,984	2	(2)	–	–	–	–
Net loss	–	–	–	–	–	(5,069,818)	–	–	(5,069,818)
Balance as of September 30, 2022	2,774,394	$2,774	14,343,587	$14,342	$207,149,681	$(187,617,083)	$253,734	$(5,281,180)	$14,522,268

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,069,818)	$(3,803,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,305,000	–
Amortization of right of use asset	27,043	26,199
Share-based expense	392,829	297,337
Changes in operating assets and liabilities:
Prepaid expenses and other	133,253	(62,484)
Other long-term assets	(313,920)	105,555
Accounts payable, accrued expenses and other liabilities	(370,245)	157,524
Net cash used in operating activities	(3,895,858)	(3,279,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire in-process research and development	(500,000)	–
Net cash used in investing activities	(500,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	–	11,450,866
Proceeds from exercise of warrants	–	3,679
Net cash provided by financing activities	–	11,454,545

Net change in cash	(4,395,858)	8,175,177
Cash at beginning of period	18,244,030	11,527,552

Cash at end of period	$13,848,172	$19,702,729

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to acquire in-process research and development	$805,000	$–
Issuance of common stock to vendor	$–	$7
Issuance of common stock from cashless exercise of purchase warrants	$2	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. The Company’s Deoxyribonuclease (“DNase”) platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”). Xenetic is currently focused on advancing its systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors. The Company is also developing its personalized Chimeric Antigen Receptor (“CAR”) T platform technology, XCART™, to develop cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. Additionally, Xenetic has partnered with biotechnology and pharmaceutical companies to develop its proprietary drug delivery platform, PolyXen®, and receives royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. The Company believes that its existing resources will be adequate to fund the Company’s operations into the first quarter of 2024. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its clinical development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, the Company has until November 30, 2022 to regain compliance with the Bid Price Requirement and may be eligible for an additional 180 calendar day compliance period if certain other criteria are met.

2.	Risks and Uncertainties

Effects of the COVID-19

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

Impact of the conflict in Ukraine on Operations

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

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

For the three and nine months ended September 30, 2022 and 2021, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

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

The Company has entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company’s collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2022. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and nine months ended September 30, 2022 and 2021, respectively.

In October 2017, the Company granted to Takeda Pharmaceuticals Co. Ltd. (“Takeda”) the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.4 million and $1.2 million were recorded as revenue by the Company during the three and nine months ended September 30, 2022, respectively, and approximately $0.3 million and $0.8 million were recorded as revenue by the Company during the three and nine months ended September 30, 2021, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

On May 15, 2020, the Company and The Scripps Research Institute (“Scripps Research”) entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company had agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding was payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provided for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research has granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. During the second quarter of 2022, the parties mutually agreed to terminate additional funding under the Scripps Agreement. As a result, Scripps Research agreed to continue to perform work under the agreement until funding previously advanced was expended. The Company paid $2.4 million to Scripps Research under this agreement through September 30, 2022. There were no amounts recognized as an advance payment under this agreement or accrued as of September 30, 2022. As of December 31, 2021, approximately $0.2 million has been recognized as an advance payment under this agreement and is included in prepaid expenses and other current assets.

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent Pharma Solutions, LLC (“Catalent”) to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW is expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase. Unless earlier terminated, the manufacturing services contemplated by the SOW are currently expected to take approximately 17 months from the start date. The SOW is terminable by the Company at any time with 30 days' prior written notice to Catalent. The SOW also contains customary provisions related to, among other things, confidentiality, warranties, intellectual property and indemnification. During the three and nine months ended September 30, 2022, the Company paid Catalent $0.3 million, which has been recorded as a long-term prepayment as of September 30, 2022.

5.	Licensing Arrangements

Exclusive Sublicense Agreement

On April 26, 2022, the Company entered into an Exclusive Sublicense Agreement (the “Sublicense Agreement”) with CLS Therapeutics Ltd. (“CLS”) pursuant to which the Company received an exclusive license, under certain patent rights and know-how owned or controlled by CLS, to develop and commercialize pharmaceutical products and methods incorporating DNase enzyme for use in treatment of cancer (the “Sublicensed Products”). Under the terms of the Sublicense Agreement, the Company will have sole responsibility for, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Sublicensed Products in the U.S. and certain European markets, and to commercialize such Sublicensed Products in the relevant market once marketing approval is obtained.

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

The total consideration for the Sublicense and License Agreements was approximately $1.3 million, which consists of a $0.5 million cash payment and the fair value of the 875,000 common shares issued of $0.8 million utilizing the closing market price of the Company’s stock price at the closing date. As there was no future alternative use for the sublicense and license, the Company recorded an expense of $1.3 million to research and development expense for the nine months ended September 30, 2022. In addition, the Company incurred approximately $0.2 million and $0.4 million related to consulting, transaction and development costs in connection with the Sublicense and License Agreements in the three and nine months ended September 30, 2022, respectively.

Patent Assignment and Volition Collaboration

On October 4, 2022, the Company completed a patent assignment related to its collaboration with Belgian Volition SARL Limited (“Volition”) and CLS. In connection with the patent assignment, the Company entered into a Subscription Agreement with CLS Therapeutics, LLC, a Delaware limited liability company (“CLS LLC ”) on October 12, 2022, pursuant to which the Company agreed to issue to CLS LLC, and CLS LLC agreed to subscribe for, 850,000 shares of the Company’s common stock (the “Shares”) as consideration for the assignment by CLS and its affiliates to the Company of certain patent rights owned by CLS and its affiliates. The Shares were issued on October 12, 2022.

On August 2, 2022, the Company announced a research and development collaboration with Volition to develop NETs-targeted adoptive cell therapies for the treatment of cancer. The collaboration is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® technology Test and the Company’s DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration.

6.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

7.	Stockholders’ Equity

Warrants

In connection with its July 2021 private placement, the Company issued warrants to purchase an aggregate of 4,629,630 shares of the Company’s common stock (the “Series A Warrants”). The Series A Warrants are immediately exercisable at a price of $3.30 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the three and nine months ended September 30, 2022.

In addition to the Series A Warrants, warrants to purchase approximately 29,000 and 31,000 shares of the Company’s common stock were outstanding as of September 30, 2022 and December 31, 2021, respectively, as described below.

Publicly traded warrants to purchase approximately 21,000 and 23,000 shares of common stock were outstanding as of September 30, 2022 and December 31, 2021, respectively. These warrants have an exercise price of $13.00 per share and expire on July 17, 2024. The warrants trade on NASDAQ under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. No warrants to purchase shares of common stock were exercised during the three months ended September 30, 2022. Warrants to purchase approximately 2,547 shares of common stock were exercised on a cashless, one-for-one basis during the three months ended September 30, 2021. Warrants to purchase approximately 1,984 shares and 4,032 shares of common stock were exercised on a cashless, one-for-one basis during the nine months ended September 30, 2022 and 2021, respectively. None of these warrants were forfeited during the three and nine months ended September 30, 2022 and 2021.

Warrants to purchase approximately 8,000 shares of the Company’s common stock were outstanding as of September 30, 2022 and December 31, 2021. These warrants have an exercise price of $2.91 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three and nine months ended September 30, 2022 and 2021.

8.	Share-Based Expense

Total share-based expense related to stock options, restricted stock units and common stock awards was approximately $0.1 million for each of the three months ended September 30, 2022 and 2021 and approximately $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Share-based compensation expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$23,382	$19,236	$65,688	$48,972
General and administrative expenses	113,982	91,895	327,141	248,365
	$137,364	$111,131	$392,829	$297,337

Employee Stock Options

During the nine months ended September 30, 2022, the Company granted 200,000 stock option awards to purchase shares of common stock. The weighted average grant date fair value per option share was $0.99. Key assumptions used in the Black-Scholes option pricing model for options granted during the nine months ending September 30, 2022 were the Company’s stock price, a risk free rate of 2.38%, an expected life of 5.88 years and an expected volatility rate of 126.32%. During the nine months ended September 30, 2021, the Company granted 200,000 stock option awards to purchase shares of common stock. The Company recognized a total of $0.1 million of compensation expense related to employee stock options during each of the three months ended September 30, 2022 and 2021 and $0.4 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively.

Non-Employee Stock Options

The Company did not grant any non-employee stock options during the nine months ended September 30, 2022 and 2021. The Company did not recognize any expense related to non-employee stock options during the three and nine months ended September 30, 2022 and 2021, respectively.

9.	Income Taxes

During the three and nine months ended September 30, 2022 and 2021, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $32.8 million and $31.4 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company did not record any unrecognized tax positions.

10.	Commitments

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$27,043	$26,199

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Classification	September 30, 2022	September 30, 2021
Right-of-use assets - ST	Prepaid expenses and other	$–	$36,326
Right-of-use assets - LT	Other assets	$–	$–
Current lease liabilities	Accrued expenses and other current liabilities	$–	$36,326
Non-current lease liabilities	Other long-term liabilities	$–	$–

11.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s Co-Development Agreement with Pharmsynthez. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt (“Kevelt”), and is secured by all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $12,000 of interest income related to this loan during the three months ended September 30, 2021 and approximately $9,000 and $35,000 of interest income related to this loan during the nine months ended September 30, 2022 and 2021, respectively. The Company did not recognize any interest income during the three months ended September 30, 2022 as Pharmsynthez informed the Company that it could not make interest payments commencing in the second quarter as a result of Russian sanctions imposed in response to sanctions from the U.S. and other countries, as discussed below.

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

Subsequent to quarter end, the Company entered into a Third Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio dated October 31, 2022 (the “Third Pharmsynthez Loan Extension”) primarily to modify the repayment terms and maturity of the Pharmsynthez Loan to May 31, 2023. The terms of the Third Pharmsynthez Loan Extension require certain payments of principal, interest and fees at the signing of the Third Pharmsynthez Loan Extension. In addition, the Third Pharmsynthez Loan Extension requires the repayment of the remaining principal amount, plus interest, in seven (7) monthly installments from November 30, 2022 through May 31, 2023 as well as certain other terms and conditions. All other terms of the Pharmsynthez Loan, as amended, remained in effect. As the payments required under the Third Pharmsynthez Loan Extension have not been received to date and as a result of the ongoing economic uncertainty due to the conflict between Russia and Ukraine and associated sanctions imposed by the U.S. and other countries in response, the Company has classified the loan receivable as long-term as of September 30, 2022 and December 31, 2021. The Company assessed the collectability of the loan and determined that the U.S.-based collateral held by the Company, consisting of all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio, was adequate to support the repayment of the outstanding principal balance. As of September 30, 2022 and December 31, 2021, approximately $0.4 million was included in other assets on the condensed consolidated balance sheet.

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

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that other than described in Notes 5 and 11, there were no such events requiring recognition or disclosure in the financial statements.

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

Some factors that could cause actual results to differ materially include without limitation:

•	unexpected costs, charges or expenses resulting from the transaction with CLS Therapeutics LTD (“CLS”) and the licensing of the DNase platform;
•	uncertainty of the expected financial performance of the Company following completion of the transaction with CLS and the licensing of the DNase platform;
•	failure to realize the anticipated potential of the DNase, XCART or PolyXen technologies;
•	our ability to implement our business strategy;
•	our failure to meet the continued listing requirements of the Nasdaq Capital Market;
•	our need to raise additional working capital in the future for the purpose of further developing our DNase technology and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization in the U.S. by the Food and Drug Administration (“FDA”) nor in any other territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three and nine months ended September 30, 2022, was on the acquisition and advancing of our DNase oncology platform and on the development of our XCART platform technology.

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

Impact of the Conflict in Ukraine on Our Operations

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2022 and 2021

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2022 to the fiscal quarter ended September 30, 2021 is as follows:

Description	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$414,250	$349,269	$64,981	18.6%
Operating costs and expenses:
Research and development	(398,803)	(780,153)	(381,350)	(48.9)
General and administrative	(863,233)	(945,115)	(81,882)	(8.7)
Total operating costs and expenses	(1,262,036)	(1,725,268)	(463,232)	(26.9)
Loss from operations	(847,786)	(1,375,999)	(528,213)	(38.4)
Other income (expense):
Other expense	(1,706)	(2,906)	(1,200)	(41.3)
Interest income, net	45,475	28,029	17,446	62.2

Net loss	$(804,017)	$(1,350,876)	$(546,859)	(40.5)

Revenue

Revenue for the three months ended September 30, 2022 increased by $0.1 million, or 18.6%, to $0.4 million from approximately $0.3 million for the three months ended September 30, 2021. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) for the three months ended September 30, 2022 as compared to the same period in 2021 as Takeda’s sublicensee continued its worldwide launch of the product.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended September 30, 2022 decreased by $0.4 million, or 48.9% to $0.4 million from $0.8 million in the comparable quarter in 2021. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended September 30, 2022 and 2021:

	Quarter Ended,
Category of Expense	September 30, 2022	September 30, 2021
Outside services and contract research organizations	$214,453	$607,967
Salaries and wages	112,875	102,404
Share-based expense	23,382	19,236
Other	48,093	50,546
Total research and development expense	$398,803	$780,153

The decrease in outside services and contract research organizations expense was primarily due to decreased spending related to our XCART platform technology partially offset by spending related to our DNase oncology platform during the three months ended September 30, 2022 as compared to the same period in the prior year. Costs related to our XCART program were significantly lower for the three months ended September 30, 2022 as compared to the same period in 2021 as we prioritized our R&D efforts and resources on our newly acquired DNase oncology platform.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 decreased by approximately $82,000, or 8.7%, to approximately $863,000 from approximately $945,000 in the comparable quarter in 2021. The decrease was primarily due to a decrease in costs related to our intellectual property during the three months ended September 30, 2022 compared to the same period in 2021.

Other Expense

Other expense was approximately $1,700 for the three months ended September 30, 2022 compared to approximately $2,900 of other expense for the same period in 2021. This decrease in other expense was primarily related to changes in foreign currency exchange rates during the three months ended September 30, 2022 as compared to the same period in 2021.

Interest Income

Interest income increased to approximately $45,000 during the three months ended September 30, 2022 as compared to approximately $28,000 for the same period in the prior year. This increase is primarily due to higher interest rates on invested funds during the third quarter of 2022 as compared to the same period in the prior year.

Comparison of Nine Months Ended September 30, 2022 and 2021

The comparison of our historical results of operations for the nine months ended September 30, 2022 to the nine months ended September 30, 2021 is as follows:

Description	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$1,219,953	$828,088	$391,865	47.3%
Operating costs and expenses:
Research and development	(3,577,701)	(1,934,432)	1,643,269	84.9
General and administrative	(2,796,832)	(2,766,397)	30,435	1.1
Total operating costs and expenses	(6,374,533)	(4,700,829)	1,673,704	35.6
Loss from operations	(5,154,580)	(3,872,741)	1,281,839	33.1
Other income (expense):
Other expense	(2,583)	(1,784)	799	44.8
Interest income, net	87,345	71,026	16,319	23.0

Net loss	$(5,069,818)	$(3,803,499)	$1,266,319	33.3

Revenue

Revenue for the nine months ended September 30, 2022 increased by $0.4 million, or 47.3%, to $1.2 million from approximately $0.8 million for the nine months ended September 30, 2021. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2021, as the sublicensee continued its worldwide launch of the product.

Research and Development Expenses

Overall, R&D expenses for the nine months ended September 30, 2022 increased by $1.6 million, or 84.9% to $3.6 million from $1.9 million in the comparable period in 2021 primarily due to IPR&D expense of $1.3 million. During the nine months ended September 30, 2022, the Company expensed $1.3 million of IPR&D associated with the Company’s licensing of the DNase oncology platform. There was no similar expense in 2021. Excluding the $1.3 million of IPR&D expense from total R&D expense of $3.6 million, R&D expenses increased approximately $0.3 million, or 17.5% to $2.3 million for the nine months ended September 30, 2022, from $1.9 million for the nine months ended September 30, 2021. The table below sets forth the R&D costs incurred by us, by category of expense, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended,
Category of Expense	September 30, 2022	September 30, 2021
IPR&D expense	$1,305,000	$–
Outside services and contract research organizations	1,751,134	1,418,980
Salaries and wages	345,232	341,199
Share-based expense	65,688	48,972
Other	110,647	125,281
Total research and development expense	$3,577,701	$1,934,432

The increase in outside services and contract research organizations expense was primarily due to increased spending in connection with the acquisition and our initial development efforts related to our DNase oncology platform during the nine months ended September 30, 2022 as compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 was $2.8 million, increasing slightly by approximately $30,000, or 1.1%, compared to the same period in the prior year. The increase was primarily due to an increase in legal costs related to the licensing of the DNase oncology platform from CLS during the nine months ended September 30, 2022 compared to the same period in 2021, substantially offset by decreased spend on intellectual property and decreased consulting costs.

Other Expense

Other expense was approximately $2,600 for the nine months ended September 30, 2022 compared to other expense of approximately $1,800 for the same period in 2021. This increase in other expense was primarily related to changes in foreign currency exchange rates during the nine months ended September 30, 2022 as compared to the same period in 2021.

Interest Income

Interest income increased to approximately $87,000 during the nine months ended September 30, 2022 as compared to approximately $71,000 for the same period in the prior year. This increase is primarily due to an increase in interest income on invested funds due to higher interest rates on invested funds during the first nine months of 2022 compared to the same period in 2021. This increase was partially offset by a decrease in interest income on the Pharmsynthez Loan.

Liquidity and Capital Resources

We incurred a net loss of approximately $5.1 million for the nine months ended September 30, 2022. We had an accumulated deficit of approximately $187.6 million at September 30, 2022, as compared to an accumulated deficit of approximately $182.5 million at December 31, 2021. Working capital was approximately $13.1 million at September 30, 2022, and $17.3 million at December 31, 2021, respectively. During the nine months ended September 30, 2022, our working capital decreased by $4.2 million primarily due to our net loss for the nine months ended September 30, 2022 and cash used of $0.5 million to obtain a license to the DNase oncology platform. Our principal source of liquidity consists of cash. At September 30, 2022, we had approximately $13.8 million in cash and $1.1 million in current liabilities. At December 31, 2021, we had approximately $18.2 million in cash and $1.4 million in current liabilities.

We evaluate whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. We believe that our existing resources will be adequate to fund our operations into the first quarter of 2024. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, we received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, we have 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, we have until November 30, 2022 to regain compliance with the Bid Price Requirement and may be eligible for an additional 180 calendar day compliance period if certain other criteria are met.

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2022 totaled approximately $3.9 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with acquired IPR&D and share-based expense. In addition, current liabilities decreased during the nine months ended September 30, 2022. Cash flows used in operating activities for the nine months ended September 30, 2021 totaled approximately $3.3 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 totaled $500,000, which represented cash paid to license the DNase oncology platform. There were no cash flows from investing activities for the nine months ended September 30, 2021.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the nine months ended September 30, 2022. Cash flows from financing activities for the nine months ended September 30, 2021 totaled approximately $11.5 million representing net proceeds from our private placement in July 2021.

Contractual Obligations and Commitments

As of September 30, 2022, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022, as amended on April 28, 2022.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing XCART and researching additional drug candidates. We have no products approved for commercial sale and have generated only limited revenue to date. Due to capital constraints in 2021, we focused solely on pre-clinical development efforts associated with our XCART technology. With the licensing of the DNase oncology platform from CLS in April 2022, our primary focus will be on advancing that technology via partnering opportunities or through regulatory approval and commercialization, and we will continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of September 30, 2022, we had an accumulated deficit of approximately $187.6 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.
#	Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 9, 2022	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

