Form 10-K
period 2022-12-31
Xenetic Biosciences, Inc.
filed 2023-03-22
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2022

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ [1]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐[1]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completely second fiscal quarter, based upon the closing price of the registrant’s common stock on the Nasdaq Capital Market on that date of $0.80, was approximately $11,319,395. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2023, the number of outstanding shares of the registrant’s common stock was 15,166,596.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K for its 2023 Annual Meeting of Stockholders. The registrant intends to file a definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2022.

___________________________

[1] Per guidance from the Securities and Exchange Commission, this blank checkbox is included on this cover page, but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

XENETIC BIOSCIENCES, INC.

2022 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning: the lingering effects of the coronavirus, or COVID-19, global pandemic and the responses thereto, including the pandemic’s impact on general economic and market conditions, as well as on our business, results of operations and financial condition; anticipated effects of geopolitical events, including the conflict between Russia and Ukraine and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to, any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development along with the likelihood and extent of competition to our drug candidates; our plans to advance innovative immune-oncology technologies addressing hard to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) platform, such as regarding the DNase platform being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting Neutrophil Extracellular Traps (“NETs”) and our expectations to prioritize our efforts and resources on this newly licensed technology; the development of the XCART™ Chimeric Antigen Receptor (“CAR”) T cell (“XCART”) technology and plans to develop cell-based therapeutics by targeting the unique B cell receptor on the surface of an individual patient’s malignant tumor cells for the treatment of B-cell lymphomas; and our expectations regarding our PolyXen® platform, including concerning our plans to leverage the platform by partnering with biotechnology and pharmaceutical companies and its application to protein or peptide therapeutics and its application to improve the half-life and other pharmaceutical properties of next-generation biologic drugs.

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

Some factors that could cause actual results to differ materially include without limitation:

•	unexpected costs, charges or expenses resulting from the transaction with CLS Therapeutics LTD (“CLS”) and the licensing of the DNase platform;
•	uncertainty of the expected financial performance of the Company following completion of the transaction with CLS and the licensing of the DNase platform;
•	failure to realize the anticipated potential of the DNase, XCART or PolyXen technologies;
•	our ability to implement our business strategy;
•	our failure to meet the continued listing requirements of the Nasdaq Capital Market;
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;

ii

•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

iii

Summary Risk Factors

Our business is subject to numerous risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K. Some of the principal risks relating to our business include:

•	We have never been profitable and may never achieve or sustain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

•	We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

•	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock. Failure to regain compliance with Nasdaq listing rules could affect the market price of our Common Stock and liquidity and reduce our ability to raise capital.

•	Our business is substantially dependent on the success of the DNase oncology platform.

•	We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

•	We are an early-stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

•	If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.

•	We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.

•	Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

•	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

•	If we enter into one or more collaborations, we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.

iv

•	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our pharmaceutical products.

•	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.

•	If we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate, or the approval may be for a more narrow indication than we expect.

•	If we obtain regulatory approval for a drug candidate, our drug candidate will remain subject to regulatory scrutiny.

•	The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

•	The commercial potential of a pharmaceutical candidate in development is difficult to predict. If the market size for a new drug candidate or technology is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.

•	Failure to obtain or maintain adequate coverage and reimbursement for our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

•	We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.

•	We may not be successful in our efforts to identify or discover additional pharmaceutical products.

•	The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

•	We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest a significant amount of resources to develop these capabilities.

•	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

•	If we fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

•	Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.

•	We may not be able to protect our intellectual property rights throughout the world.

•	If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.

v

•	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

•	Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

•	Our future success depends on our ability to retain principal members of our executive team, consultants and advisors and to attract, retain and motivate qualified personnel.

•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

•	We are a party to collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.

•	The market price of our securities may be highly volatile, and you may not be able to sell our securities.

•	Our preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of the holders of our preferred stock differing from those of our common stockholders.

vi

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. Our proprietary DNase platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs, which have been implicated in cancer progression and resistance to cancer treatments. We licensed the DNase oncology platform in April 2022 and we have directed our efforts and resources on the development of this newly acquired technology.

The DNase platform is designed to target NETs, which are weblike structures composed of extracellular chromatin coated with histones and other proteins. NETs are expelled by activated neutrophils, in response to microbial or pro-inflammatory challenges. However, excessive production or reduced clearance of NETs can lead to aggravated inflammatory and autoimmune pathologies, as well as creation of pro-tumorigenic niches in the case of cancer growth and metastasis.

We plan to advance toward a first-in-human, multicenter, dose escalation and dose-expansion study of IV rhDNase I in subjects with locally advanced or metastatic solid tumors. Our systemic DNase program is initially targeting multi-billion-dollar indications including pancreatic carcinoma. Pancreatic cancer has a low rate of early diagnosis, a high mortality rate and a poor five-year survival prognosis. Symptoms are usually non-specific and as a result, pancreatic cancer is often not diagnosed until it reaches an advanced stage. Once the disease has metastasized, or spread to other organs, it becomes especially hard to treat. Each year, about 185,000 individuals globally are diagnosed with this condition; and in 2021, the Surveillance, Epidemiology and End Results program, or SEER, of the National Cancer Institute estimated that in the United States there would be approximately 60,000 individuals diagnosed with pancreatic cancer. The overall five-year survival rate among pancreatic cancer patients is 7-8%, which constitutes the highest mortality rate among solid tumor malignancies; among those diagnosed with metastatic disease, the overall five-year survival rate is only 3%. Recent developments that have improved the survival in many cancer types have not been effective for pancreatic cancer patients, highlighting the need for the development of new therapeutic options.

Furthermore, second-line patients that were diagnosed already with metastatic disease have very few therapeutic options. The only approved regimen for second-line patients is Onivyde® in combination with 5FU and LV. For these Stage IV at diagnosis patients reaching second-line therapy, median overall survival is only 4.7 months (Macarulla et al, Pancreas 2020).

A substantial amount of scientific literature has implicated NETs in the context of cancer pathogenesis and resistance to cancer therapies (including chemo, radio, and immunotherapies such as checkpoint inhibitors and cell therapies). In published reports, elevated levels of NETs have been a biomarker associated with poor prognosis in patients with a variety of cancers. In addition, resistance to existing therapeutic agents can involve the release of immunosuppressive signaling factors from NETs, or physical barriers created by NETs, which can impede the infiltration, activity, and survival of cytotoxic T cells in the tumor microenvironment. Published pre-clinical models have demonstrated the effectiveness of systemically administered DNase, alone or in combination with other agents, for the elimination of NETs and prevention of tumor growth and metastasis. We are currently focused on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors.

Adoptive transfer of CAR T cells has emerged as one of the most promising advances in cancer immunotherapy. To successfully treat solid tumors, CAR T cells must be able to infiltrate, persist, and maintain anti-tumor function in a hostile tumor microenvironment that is itself adept at immunosuppression and conducive to tumor cell survival. Recent approaches to CAR T design include “armored” CAR-T cells, so named because they can express additional factors to resist immunosuppression or degrade physical components of the tumor’s extracellular matrix, including NETs. We intend to conduct pre-clinical research with the goal of demonstrating that armoring CAR T cells to secrete DNase can support depth and durability of response against solid tumor indications. Engineered CAR T cells, designed to recognize cancer-associated antigens, are capable of sustained and selective killing of tumor cells, with substantial reduction of tumor burden. CAR T therapies have exhibited remarkable clinical success against hematological malignancies but thus far have failed to demonstrate success in the context of solid tumors. Published evidence suggests that in addition to immunosuppressive factors, mechanical barriers formed by NETs can impede T-cell penetration and occlude T-cell contact with tumor cells.

Our collaboration with Belgian Volition SARL Limited (“Volition”) is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® technology and Xenetic’s DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers for which current CAR T cell therapies have shown limited or no effect. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration. Epigenetically modified nucleosomes are present on tumor cell surfaces and within the tumor microenvironment of multiple types of solid cancers, and thus these nucleosomes may represent generalizable tumor antigens that are not limited to a single cancer type. Volition’s Nu.Q® technology can specifically recognize and target epigenetically modified nucleosomes, while our DNase-Armored CAR T platform is designed to enhance the function of CAR T cells within solid tumor microenvironments.

XCART is our personalized CAR T platform technology engineered to target patient-specific tumor neoantigens, with a demonstrated proof of mechanism in B-cell Lymphomas. The XCART technology platform was designed to utilize an established screening technique to identify polypeptide domains that selectively bind to the unique B-cell receptor (“BCR”) on the surface of an individual lymphoma patient’s malignant B-cell clones. This BCR-selective targeting domain is engineered into the antigen-binding domain of a CAR, creating the possibility of a CAR T treatment that should only recognize a given patient’s malignant B-cell clones. We believe our personalized CAR T therapies have the potential to offer cancer patients substantial benefits over the existing standard of care and currently approved CAR T therapies. We have suspended development of the XCART platform as we prioritized the DNase platform and intend to focus our resources on development of the DNase programs.

Additionally, we have partnered with biotechnology and pharmaceutical companies to develop our proprietary drug delivery platform, PolyXen, and receive royalty payments under an exclusive license arrangement in the field of blood coagulation disorders. PolyXen is an enabling platform technology for protein and peptide drug delivery. It uses the biological polymer polysialic acid (“PSA”) to prolong the drug's half-life and potentially improve the stability of therapeutic peptides and proteins. Both the site of attachment and the length of the PSA chain can influence the properties of the therapeutic by changing the apparent hydrodynamic radius of the molecule, which in turn, can enhance a number of the biological characteristics of the therapeutic. It can also be used for small molecule drugs.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies.

Although we hold a broad patent portfolio, the focus of our internal efforts in 2022 was on the licensing and advancement of our DNase platform and on the development of our XCART platform technology.

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

Our Strategy

In April 2022 we licensed the DNase platform. The DNase platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs (see “Overview” and “Our Technology and Drug Candidates” for a description of the technology). Our primary efforts are now aimed at advancing the systemic DNase program into the clinic as an adjunctive therapy for pancreatic cancer and other locally advanced or metastatic solid tumors. Our goal is to provide solutions in the treatment of solid tumors by improving response and overcoming resistance to checkpoint inhibitors, chemotherapy, and other standard of care treatments. We also intend to pursue industry collaborations and potential licenses to develop DNase for other uses and indications.

We intend to pursue orphan drug designations and accelerated approval pathways for relevant oncology indications as appropriate in both the U.S. and Europe. If our orphan oncology drug candidates are granted orphan drug designation, then we may benefit from certain key advantages of orphan status including certain market exclusivities.

We intend to advance development of our DNase platform primarily through the use of contract manufacturing and contract research organizations (“CROs”) in order to efficiently manage our resources. Continuous pipeline growth and advancement of out-licensed drug candidates is dependent, in part, on our ability to raise sufficient capital and to advance our existing co-development collaborations and strategic arrangements as well as enter into new such arrangements.

Business Developments

Exclusive Sublicense Agreement

On April 26, 2022, we entered into an Exclusive Sublicense Agreement (the “Sublicense Agreement”) with CLS pursuant to which we received an exclusive license, under certain patent rights and know-how owned or controlled by CLS, to develop and commercialize pharmaceutical products and methods incorporating DNase enzyme for use in treatment of cancer (the “Sublicensed Products”). Under the terms of the Sublicense Agreement, we will have sole responsibility for, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Sublicensed Products in the U.S. and certain European markets, and to commercialize such Sublicensed Products in the relevant market once marketing approval is obtained.

In consideration for the license and other rights granted to us under the Sublicense Agreement, we issued to CLS 375,000 shares of our common stock (the “Sublicense Agreement Shares”), of which 250,000 Sublicense Agreement Shares were issued directly to OPKO Health, Inc. (“OPKO”) in lieu of transfer indirectly from CLS to EirGen Pharma Ltd. (“EirGen”), a wholly owned subsidiary of OPKO, in satisfaction of certain third-party contractual obligations between CLS and EirGen. Additionally, we are obligated to pay to CLS up to $13,000,000 in cash in potential milestone payments for the achievement of certain clinical and regulatory milestones, as well as issue an additional 950,000 shares of our common stock to CLS based on the achievement of certain regulatory milestones. In addition, we are obligated to pay tiered royalties ranging from the mid-single to low-double digits on net sales of licensed products falling within the scope of the license during the Royalty Term (as defined in the Sublicense Agreement), as well as pay a percentage share in the low-to-mid teens of certain consideration received by us from any sublicensees.

Exclusive License Agreement

On April 26, 2022, we entered into an Exclusive License Agreement (the “License Agreement”) with CLS, pursuant to which we received an exclusive license under certain patent rights and know-how owned or controlled by CLS to develop and commercialize pharmaceutical products and methods incorporating DNase in conjunction with CAR T therapies (the “Licensed Products”). Under the terms of the License Agreement, we will have sole responsibility for, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Licensed Products in the U.S. and certain European markets, and to commercialize such Licensed Products in the relevant market once marketing approval is obtained.

In consideration for the license and other rights granted to us under the License Agreement, we paid CLS a one-time fee of $500,000 in cash, issued to CLS 500,000 shares of our common stock, and are obligated to pay up to $13,000,000 in cash in potential milestone payments for the achievement of certain clinical and regulatory milestones for each Licensed Product. In addition, we are obligated to pay tiered royalties ranging from the mid-single to low-double digits on net sales of licensed products falling within the scope of the license during the Royalty Term (as defined in the License Agreement), as well as pay a percentage share in the mid-teens to low double digits of certain consideration we receive from any sublicensees.

Patent Assignment and Volition Collaboration

On October 4, 2022, we completed a patent assignment related to our collaboration with Volition and CLS. In connection with the patent assignment, we entered into a Subscription Agreement with CLS Therapeutics, LLC, a Delaware limited liability company (“CLS LLC”), on October 12, 2022, pursuant to which we agreed to issue to CLS LLC, and CLS LLC agreed to subscribe for, 850,000 shares of our common stock as consideration for the assignment by CLS and its affiliates to us of certain patent rights owned by CLS and its affiliates.

On August 2, 2022, we announced a research and development collaboration with Volition to develop NETs-targeted adoptive cell therapies for the treatment of cancer. The collaboration is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® technology Test and our DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration.

Catalent

On June 30, 2022, we entered into a Statement of Work (the “SOW”) with Catalent Pharma Solutions LLC (“Catalent”) to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to us to perform cGMP manufacturing of our recombinant protein, Human DNase I.

Scripps Research

On March 17, 2023, we entered into a Research Funding and Option Agreement (the “Agreement”) with Scripps Research pursuant to which we have agreed to provide Scripps Research an aggregate of up to $938,000 to fund research relating to advancing the pre-clinical development of the Company’s DNase oncology platform technology. The research funding is payable by us to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $78,000 on the date of the Agreement and subsequent monthly payments of approximately $78,000 over a 12-month period. Under the Agreement, we have the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for our internal research purposes during the performance of the research program contemplated by the Agreement.

Unless earlier terminated, the term of the Agreement continues from the date of the Agreement for fifteen (15) months. The Agreement may be terminated by us with 30 days advance written notice to Scripps Research beginning six (6) months after the Effective Date (as defined in the Agreement) or by Scripps Research if we fail to make timely payments due under the Agreement, subject to 30 days’ written notice to cure such nonpayment. The Agreement may further be terminated by either party in the event of the other party’s uncured failure to perform any obligations under the Agreement or the bankruptcy of the other party.

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

During the year ended December 31, 2022, the focus of our internal development efforts was on the licensing and advancement of our DNase oncology platform and the development of our XCART technology. We have not been actively pursuing development efforts for PolyXen or any of our other technologies.

DNase

The DNase platform is designed to target NETs, which are weblike structures composed of extracellular chromatin coated with histones and other proteins. NETs are expelled by activated neutrophils, in response to microbial or pro-inflammatory challenges. However, excessive production or reduced clearance of NETs can lead to aggravated inflammatory and autoimmune pathologies, as well as creation of pro-tumorigenic niches in the case of cancer growth and metastasis.

Program Highlights:

	•	Exclusive license and sublicense agreements with CLS to develop its interventional DNase platform, which is aimed at improving outcomes of existing treatments, including immunotherapies;
	•	Advancing toward first-in-human study start targeted for 2024-2025;
	•	Systemic DNase program initially targeting multi-billion-dollar indications including pancreatic carcinoma and other locally advanced or metastatic solid tumors; and
	•	DNase-armored CAR T program in early pre-clinical development.

XCART	The XCART technology platform was designed by its originators to utilize an established screening technique to identify peptide ligands that bind specifically to the unique BCR on the surface of an individual patient’s malignant tumor cells. The peptide is then inserted into the antigen-binding domain of a CAR T cell, and a subsequent transduction/transfection process is used to engineer the patient’s T cells into a CAR T format which redirects the patient’s T cells to attack the tumor. Essentially, the XCART screening platform is the inverse of a typical CAR T screening protocol wherein libraries of highly specific antibody domains are screened against a given target. In the case of XCART screening, the target is itself an antibody domain, and hence highly specific by its nature. The XCART technology creates the possibility of personalized treatment of lymphomas utilizing a CAR with an antigen-binding domain that should only recognize, and only be recognized by, the unique BCR of a particular patient’s B-cell lymphoma. An expected result for XCART is limited off-tumor toxicities, such as B-cell aplasia. We have suspended further development of XCART at this time, as we focus our efforts and resources on our DNase technology platform.

PolyXen	An enabling biological platform technology designed to extend the circulation time of drug molecules in the human body by chemically attaching PSA, to the drug molecule by a process termed polysialylation, thereby creating potentially superior next generation therapeutic candidates. PSA, a biopolymer, comprising a chain of sialic acid molecules, is a natural constituent of the human body, although we obtain our PSA from a bacterial source.

Research, Outside Services and Collaborations

Through partner efforts, we are developing our pipeline of next-generation bio-therapeutics and novel oncology drugs based on our DNase, XCART and PolyXen proprietary technologies. In order to do this while efficiently managing our overhead, we rely on the services of contract manufacturers, CROs and our strategic collaborations. We currently do not have in-house research facilities to pursue these initiatives. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent on several important collaborations and strategic arrangements, including our arrangements with:

•	Catalent, a global leader in enabling biopharma, cell, gene and consumer health partners to optimize development, launch, and supply of better patient treatments across multiple modalities;
•	Pharmsynthez, including its wholly-owned subsidiary SynBio LLC (“SynBio”), a beneficial owner of approximately 2.9% of our common stock; and

•	The Scripps Research Institute (“Scripps Research”), one of the world’s largest, private non-profit research organizations.

Accordingly, in addition to pursuing our development of the DNase technology, we also have significant interests in drug candidates being developed by our collaborators to treat other conditions. We may collect some combination of milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. However, other than royalty payments under a sublicense with Takeda and potential royalty payments under our collaboration agreement with Pharmsynthez, we do not anticipate any milestone or royalty payments in the near term, if at all. For further detail, please read the section titled “Significant Collaborations and Strategic Arrangements” below.

Our Drug Candidate Pipeline

Our product pipeline contains drug candidates under development internally and with our biotechnology and pharmaceutical collaborators. The following table summarizes key information regarding our current drug candidates:

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

Pharmsynthez received regulatory approval to commence a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this clinical trial and, in February 2021, reported in a press release that it had started the registration phase of Epolong by filing a registration dossier to obtain approval in Russia. Pharmsynthez had reported in its press release that it expected that the Russian stage of registration activities would be completed in 2021 and that it would be able to start production of the product as early as the first quarter of 2022. Pharmsynthez has informed us that it had received a response letter indicating certain deficiencies in the dossier and intends to refile the registration upon correction.

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

Significant Collaborations and Strategic Arrangements

Takeda

In October 2017, we granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Pursuant to the agreement, Takeda (i) paid us a one-time payment of seven million five hundred thousand dollars ($7,500,000) in November 2017 and (ii) agreed to pay us single digit royalty payments based upon net sales of the covered products throughout the term. Royalty payments on net sales commenced in late 2019. Royalty payments of approximately $1.7 million and $1.2 million were recorded as revenue by the Company during the years ended December 31, 2022 and 2021, respectively, and are based on single digit royalties on net sales of certain covered products.

Catalent

On June 30, 2022, we entered into a SOW with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to us to perform cGMP manufacturing of our recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW is expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase. Unless earlier amended or terminated, the manufacturing services contemplated by the SOW are currently targeted to be completed by the first half of 2024. The SOW is terminable by the Company at any time with 30 days' prior written notice to Catalent. The SOW also contains customary provisions related to, among other things, confidentiality, warranties, intellectual property and indemnification.

Scripps Research

On May 15, 2020, we entered into a Research Funding and Option Agreement with Scripps Research (the “Scripps Agreement”), pursuant to which we agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding was payable by us to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research granted us a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to us on March 1, 2019. Additionally, we have the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to us, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. During the second quarter of 2022, the parties mutually agreed to terminate additional funding under the Scripps Agreement. As a result, Scripps Research agreed to continue to perform work under the agreement until funding previously advanced was expended.

PJSC Pharmsynthez

In November 2009, we entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which we granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on our PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted us an exclusive license to use any preclinical and clinical data developed by Pharmsynthez within the scope of the Pharmsynthez Arrangement and to engage in further research, development and commercialization of drug candidates outside of certain territories at our own expense.

Pharmsynthez is wholly responsible for funding and conducting its own research and clinical development activities in Russia. There are no milestones or other research related payments provided for under the Pharmsynthez Arrangement other than royalties. The Pharmsynthez Arrangement shall continue until it is terminated in accordance with the terms and conditions set forth therein.

In August 2011, we entered into a stock subscription and collaborative development agreement with SynBio (the “Co-Development Agreement”), a wholly-owned subsidiary of Pharmsynthez, pursuant to which we granted SynBio an exclusive license to develop, market and commercialize certain drug candidates utilizing molecules based on SynBio’s technology and our PolyXen, OncoHist and ImuXen platform technologies in Russia and the CIS, collectively referred to herein as the SynBio Market. In exchange for our granting to SynBio those certain license rights, SynBio granted an exclusive license to us to use any preclinical and clinical data generated by SynBio and to engage in the development of commercial candidates that may arise from the collaboration in any territory outside of the SynBio Market based upon the Co-Development Agreement.

SynBio is wholly responsible for funding and conducting its own research and clinical development activities in Russia. There are no milestones or other research-related payments provided for under the Co-Development Agreement other than fees for the supply of each party’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Upon successful commercialization of any resultant products, we are entitled to receive a 10% royalty on sales in certain territories and pay royalties to SynBio for sales outside those certain territories subject to the terms of the Co-Development Agreement. For the years ended December 31, 2022, and December 31, 2021, there were no supply service revenues in connection with the Co-Development Agreement. The Co-Development Agreement continues until it is terminated in accordance with the terms and conditions set forth therein. Effective December 20, 2021 SynBio assigned the Co-Development Agreement to its parent company, Pharmsynthez.

See Note 4 Significant Strategic Collaborations for Pharmsynthez’ share ownership in us.

Serum Institute

In August 2011, we entered into a collaborative research and development agreement with Serum Institute (the “Serum Agreement”) providing Serum Institute an exclusive license to use our PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin (“PSA-EPO.”) Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to us for net sales to certain customers in the Serum Institute sales territory. Royalty payments are payable by us to Serum Institute for net sales received by us over the term of the license. There are no milestone or other research-related payments due under the collaborative arrangement. The Serum Agreement continues until it is terminated in accordance with the terms and conditions set forth therein. Through December 31, 2022, no commercial products were developed and no royalty revenue or expense was recognized by us related to this arrangement. Serum Institute had a share ownership of less than 1% of our total outstanding common stock as of December 31, 2022.

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

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the U.S. Patent and Trademark Office (“USPTO”) and in certain other developed countries. Our first issued patents began to expire in 2021 with the majority of the existing issued patents for our PolyXen and OncoHist technology expiring between 2025 and 2030.

Our patent strategy is to file patent applications on innovations and improvements in those jurisdictions that comprise the major pharmaceutical markets in the world or locations where a pharmaceutical may be manufactured. These jurisdictions generally include for our key patent portfolios, but are not limited to, the U.S., U.K., Australia, Japan, Canada, South Korea, China, India, Russia and certain other countries in the European Union (“E.U.”), though we do not necessarily file a patent application in each of these jurisdictions for every patent family.

As of January 23, 2023, we directly or indirectly own (e.g. through a license with CLS), through our wholly-owned subsidiaries, Hesperix and Xenetic U.K., and Xenetic U.K.’s wholly-owned subsidiaries, Lipoxen, XTI and SymbioTec, more than 170 U.S. and international patents and pending patent applications that cover various aspects of our technologies. This number includes patents and patent applications that we have acquired or filed covering various aspects of our DNase and XCART platform technology, including all rights throughout the world in and to patents and patent applications related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, respectively, as well as our other product candidates. More specifically, our patents and patent applications cover cancer treatments, method of use, polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates along with methods of administering polymer conjugates.

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

We have also received patent protection for our DNase technology, which covers the use of DNase for the treatment of cancer and amelioration of the side effects associated with a cancer treatment. The DNase can be administered alone or in combination with a cancer therapeutic. This portfolio and that of the XCART portfolio also provide coverage for the use of certain types of CAR-T cells, with or without the addition of a DNase to treat a cancer. The portfolio further covers the use of CAR-T cells with or without a DNase that are administered with an immune checkpoint inhibitor or modulator to treat a cancer.

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

Manufacturing and Supply

We do not have the capability to manufacture our own materials necessary to support our drug candidate development programs nor do we intend to acquire such capability as part of our present business strategy. We currently have agreements in place with Catalent and Serum Institute whereby Catalent and Serum Institute would produce clinical materials for use in the development of drug candidates involving our DNase and PolyXen technologies, respectively, including candidates developed by our partners. We do not have any agreements in place to manufacture clinical materials for use in the development of our XCART technology and would seek a third party manufacturer for our clinical supply needs, if necessary.

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

U.S. Regulation

Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and in the case of biologics, also under the Public Health Service Act (“PHSA”), and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also potentially subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the U.S., sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws, including state and federal anti-kickback, false claims, data privacy and security and physician payment transparency laws. Pricing and rebate programs must comply with the federal health care program (e.g. Medicaid) rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, as well as the Inflation Reduction Act of 2022. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the Trump Administration laid out a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. While the Biden Administration has not continued this effort, it has the authority to institute other actions. In December of 2020, the Trump Administration issued interim final rules focused on attempting to lower drug prices, including permitting the importation of certain drugs from Canada, most-favored nation pricing for certain drug categories under Medicare Part B and modifications to the Medicare Part D drug rebate program by modifying the U.S. federal Anti-Kickback Statute. The Part B most-favored nation rule was blocked from taking effect on January 4, 2021, by a federal judge stating that the rule was rushed and the public was not provided time to give comment as required by the Administrative Procedures Act. Then, on December 29, 2021, CMS issued a final rule that formally rescinded the most-favored nation rule. There is also pending litigation to stay the changes to the Medicare Part D drug rebate program and the Anti-Kickback Statute. On January 30, 2021, the District Court for the District of Columbia granted the parties’ stipulated request to delay the effective date of the Part D rebate rule to January 1, 2023. On August 7, 2022, Congress passed the Inflation Reduction Act of 2022 which delayed the implementation of the changes to the Medicare Part D drug rebate program and the U.S. Federal Anti-Kickback Statute until January 2032.

Additionally, the Inflation Reduction Act of 2022 may impact existing Medicare programs that cover prescription drugs. In addition to other relevant provisions, the Inflation Reduction Act of 2022 allow the Medicare program to directly negotiate the price of certain high-expenditure prescription drugs covered under Medicare Parts B and D, starting in the year 2028 and 2026, respectively, by setting certain "maximum fair prices." Moreover, the Inflation Reduction Act of 2022 requires manufacturers to pay rebates to the federal government if prices of certain drugs covered under the Medicare program rise faster than the rate of inflation.

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

Employees

At December 31, 2022, we employed four full-time employees. We are not a party to any collective bargaining agreement with our employees, nor are any of our employees a member of any labor unions.

To complement our own professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance, preclinical and clinical development, accounting and business development. These individuals include scientific advisors as well as independent consultants.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, side effects, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are many generic products currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, immunotherapy, and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. To the extent our product candidates are ultimately used in combination with or as an adjunct to existing drug or other therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

DNase for pancreatic cancer and solid tumors

In the field of pancreatic cancer, we will compete with the few, currently approved treatments for pancreatic carcinoma, including pancreatic ductal adenocarcinoma (“PDAC”). In the first line setting, Gemcitabine in combination with Abraxane® or FOLFIRINOX regimen are the current standard of care. Oncologists have limited options of existing therapies for second-line metastatic patients. The only FDA-approved second-line treatment is Onivyde® in combination with Fluorouracil (5FU) and leucovorin (LV) for gemcitabine-treated patients. In addition to chemotherapy, Merck’s KEYTRUDA® was approved for MSI-H cancers (approximately 1% of all cases) and Lynparza® was approved for maintenance of BRCA mutated pancreatic cancer (approximately 7% of all cases).

In the last years there have been a number of late-stage clinical failures of compounds for advanced PDAC. Most of these failed trials have been based on a single promising endpoint. There are very few compounds in advanced stages of development in PDAC.

With respect to other solid tumors, there are a large number of companies developing treatments intended to be used in combination with approved immunotherapies, including immune checkpoint inhibitors, to treat a variety of solid tumor indications.

XCART for B-cell lymphomas

There are a number of CAR T therapies approved in the U.S. and EU including Novartis’ Kymriah (tisagenlecleucel); Gilead Sciences, Inc.’s and Kite Pharma’s Yescarta (axicabtagene ciloleucel) and Tecartus (brexucabtagene autoleucel); Bristol Myers Squibb’s Breyanzi (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel); and Janssen’s Carvykti (ciltacabtagene autoleucel). In addition, there are over one-hundred CAR T therapy products in development with a significant number being allogeneic and off-the-shelf cell therapies. In addition, depending on the diseases that our CAR T therapies target, we may face competition in the indication of interest from both CAR T therapies and other modalities such as small molecules and antibodies. T-cell based treatments for cancer, such as CAR T and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies.

PSA for Drug Delivery

Current competing platforms include PEGylation, Fc-fusion, albumin-fusion, HESylation, PASylation, and CTP-fusion, among others as well as those of academic institutions and other smaller pharmaceutical companies engaged in drug development. In addition to competing with universities and other research institutions in the development of drug products, therapies, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale and have generated only limited revenue to date. Prior to April 2022, we focused primarily on pre-clinical development efforts associated with our XCART technology. With the licensing of the DNase oncology platform from CLS in April 2022, our primary focus is now on advancing that technology via partnering opportunities or through regulatory approval and commercialization. We expect to continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of December 31, 2022, we had an accumulated deficit of approximately $189.1 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

As of December 31, 2022, we had cash of approximately $13.1 million. We expect that we will require additional capital to commence and complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Additional funding may come through public or private equity or debt financings, third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements (or a combination of these approaches). In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency or problems with our manufacturing facilities, or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	Issue untitled and warning letters;
•	Impose civil or criminal penalties;
•	Suspend or withdraw regulatory approval or revoke a license;
•	Suspend or hold any of our ongoing clinical trials;
•	Refuse to approve pending applications or supplements to approved applications submitted by us;
•	Impose restrictions on our operations, including closing our manufacturing facilities; or
•	Seize or detain products or require a product recall.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and their contracted pharmacy benefit managers that manage prescription benefits for such payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors and their pharmacy benefit managers may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our gene-modifying products. Patients are unlikely to use our drug candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drug candidates. There is significant uncertainty related to insurance coverage and reimbursement of newly-approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our drug candidates.

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

Additionally, the Inflation Reduction Act of 2022 may impact existing Medicare programs that cover prescription drugs. In addition to other relevant provisions, the Inflation Reduction Act of 2022 allow the Medicare program to directly negotiate the price of certain high-expenditure prescription drugs covered under Medicare Parts B and D, starting in the year 2028 and 2026, respectively, by setting certain "maximum fair prices." Moreover, the Inflation Reduction Act of 2022 requires manufacturers to pay rebates to the federal government if prices of certain drugs covered under the Medicare program rise faster than the rate of inflation. We will continue to evaluate the effects that the Inflation Reduction Act of 2022 will have on our business.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. We own numerous U.S. and foreign patents and a number of pending patent applications that cover various aspects of our drug candidates and technologies. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time-consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of a product encompassed by our patents. We may have to participate in interference proceedings declared by the USPTO, which could result in a loss of the patent and/or substantial cost to us.

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

Risks Related to Our Business Operations

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. We have substantially all of our cash on deposit with SVB, most of which would be uninsured by the FDIC, and we regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. As of March 13, 2023, we had full access to our funds. Failure to have access to our funds on deposit could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets or the uninsured loss of deposits or other financial assets; or the termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

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

As of December 31, 2022, we had four full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are engaged in a rapidly-evolving field. Competition from numerous pharmaceutical companies is intense and expected to increase. The large and rapidly-growing market for oncology treatments is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing cancer treatments and immuno-oncology technologies. Many, if not all, of these companies have greater financial and other resources and development capabilities than we do. Many of our competitors also have greater collective experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing prescription pharmaceutical products. There can be no assurance that our under-development drug candidates will be more effective or achieve greater market acceptance than competitive products or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. Additionally, there can be no assurance that the development by others of new or improved drugs will not make our pharmaceutical products superfluous or obsolete.

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

Currently, our Common Stock trades on the Nasdaq Capital Market. On June 3, 2022, we received a written notification (the “Notice”) from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“Nasdaq”) notifying us that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and that we therefore were not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

Under the Nasdaq Listing Rules, we had a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, we had until November 30, 2022 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. On December 1, 2022, we received a letter from Nasdaq informing us that although the Company’s common stock had not regained compliance with the minimum $1.00 bid price per share requirement, Nasdaq had determined that we were eligible for an additional 180 calendar day period, or until May 29, 2023, to regain compliance. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time before May 29, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of, subject to Nasdaq’s discretion, 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement.

We will continue to monitor the closing bid price of our common stock and will consider our available options to resolve the deficiency and regain compliance with the Bid Price Requirement within the allotted compliance period. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement, or will otherwise be in compliance with other Nasdaq Listing Rules. If we fail to regain compliance with the Nasdaq Listing Rules, including the Bid Price Requirement, we could be delisted and our stock would be considered a penny stock under regulations of the SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and stockholder’s ability to sell our securities in the secondary market. If our common stock were to be delisted from the NASDAQ Capital Market, the liquidity of our common stock would be materially affected, which would decrease the attractiveness of our common stock to investors and result in a decline in the market price of our common stock. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

The market price of our securities may be volatile. Our securities could be subject to wide fluctuations in price in response to a variety of factors, including the following:

•	Adverse results, delays, or holds in pre-clinical or clinical studies;
•	Inability to obtain additional funding;
•	Any delay in filing an IND or BLA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	Failure to develop successfully our drug candidates;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our drug candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key scientific or management personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our securities by us or our stockholders in the future;
•	Adverse economic conditions, including potential adverse effects of public health issues, such as the coronavirus outbreak, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on economic activity generally; and
•	Trading volume of our securities.

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

As of March 10, 2023, we had approximately 15.2 million shares of common stock outstanding, excluding 6.8 million of potentially dilutive common stock related to outstanding preferred stock, warrants, options, restricted stock and common stock awards.

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

For example, the global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19) has created, and may continue to create, significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Tax reform may significantly affect the Company and our stockholders.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 – PROPERTIES

We rent office space at an office share location at 945 Concord Street in Framingham, Massachusetts. The lease agreement is for 12 months through September 2023. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms nearby.

In addition, we lease 360 sq. ft. of office space in Miami, Florida. The lease provided for an initial term of 12 months, which commenced on December 1, 2016, and has been extended on a year-by-year basis through November 30, 2023. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms either within its current space or nearby.

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

There are no matters, as of December 31, 2022, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and common stock purchase warrants are listed on The Nasdaq Capital Market (“Nasdaq”) under the symbols “XBIO” and “XBIOW”, respectively.

Holders of Record

As of March 10, 2023, there were 426 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

During the quarter ended December 31, 2022, we did not repurchase any of our outstanding shares of common stock.

ITEM 6 – [RESERVED]

Reserved.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. Our DNase platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs. We licensed the DNase oncology platform in April 2022 and expect to prioritize our efforts and resources on the development of this newly acquired technology. We are currently focused on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors. We are also developing our personalized Chimeric Antigen Receptor (“CAR”) T platform technology, XCART™, to develop cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. Additionally, we have partnered with biotechnology and pharmaceutical companies to develop our proprietary drug delivery platform, PolyXen, and receive royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the year ended December 31, 2022, was on the licensing and advancement of our DNase platform and on the development of our XCART platform technology.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, pre-clinical development, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs") and other outside expenses. We expense research and development costs as incurred. We expense upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition. Upfront payments under license agreements are expensed upon receipt of the license. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

We are required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. We make estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	Collaborative partners performing research and development and pre-clinical activities;
•	Program managers in connection with overall program management of clinical trials;
•	CMOs in connection with cGMP manufacturing;
•	CROs in connection with clinical trials; and
•	Investigative sites in connection with clinical trials.

We base our expenses related to research and development, pre-clinical activities and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions, CMOs and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

Indefinite-lived Intangible Assets

Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. At acquisition, we generally determine the fair value of intangible assets, including in-process research and development (“IPR&D”), using the “income method.” Acquired IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. Substantial additional research and development may be required before the Company’s IPR&D reaches technological feasibility. Upon completion of the IPR&D project, the IPR&D assets will be amortized over their estimated useful lives.

Indefinite lived intangibles are not amortized but are reviewed for impairment at least annually or when events or changes in the business environment indicate it is more likely than not that the carrying value may be impaired. Our annual assessment may consist of a qualitative or quantitative analysis to determine if it is more likely than not that its fair value exceeds the carrying value. When performing the qualitative method, we determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that indefinite lived intangibles are impaired. If we choose to first assess qualitative factors and it is determined that it is not more likely than not that intangible assets are impaired, then we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to perform in some periods but not in others. As the option to perform the qualitative assessment is not a permanent election, we reassess this option during each annual impairment review. An impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value.

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

Results of Operations

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2022 to the year ended December 31, 2021.

Description	2022	2021	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$1,706,925	$1,160,692	$546,233	47.1%
Operating costs and expenses:
Research and development	(4,770,834)	(3,163,485)	1,607,349	50.8%
General and administrative	(3,653,999)	(3,743,972)	(89,973)	(2.4)%
Total operating costs and expenses	(8,424,833)	(6,907,457)	1,517,376	22.0%
Loss from operations	(6,717,908)	(5,746,765)	971,143	16.9%
Other income (expense):
Other income (expense)	(1,597)	1,119	2,716	242.7%
Interest income, net	167,152	100,467	66,685	66.4%
Net loss	$(6,552,353)	$(5,645,179)	$907,174	16.1%

Revenue

Revenue for the year ended December 31, 2022 increased by $0.5 million, or 47.1%, to $1.7 million from approximately $1.2 million for the year ended December 31, 2021. The increase represents an increase in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2021.

Research and Development Expense

Overall, R&D expenses for the year ended December 31, 2022 increased by $1.6 million, or 50.8% to $4.8 million from $3.2 million in the comparable period in 2021 primarily due to IPR&D expense of $1.8 million. During the year ended December 31, 2022, the Company expensed $1.8 million of IPR&D associated with the Company’s licensing of the DNase platform. There was no similar expense in 2021 The table below sets forth the R&D costs incurred by us, by category of expense, for the year ended December 31, 2022 and 2021:

	Year ended December 31,
Category of Expense	2022	2021
IPR&D expense	$1,793,750	$–
Outside services and contract research organizations	2,314,513	2,497,190
Salaries and wages	435,564	457,313
Share-based expense	86,305	68,208
Other	140,702	140,774
Total research and development expense	$4,770,834	$3,163,485

Excluding the $1.8 million of IPR&D expense from total R&D expense of $4.8 million, R&D expenses decreased approximately $0.2 million, or 5.9% to $3.0 million for the year ended December 31, 2022, from $3.2 million for the year ended December 31, 2021. The decrease in outside services and contract research organizations expense was primarily due to decreased spending in connection with our XCART technology platform, which was substantially offset by costs related to the licensing and our initial development efforts related to our DNase platform. We licensed the DNase platform in April 2022 and expect to direct our efforts and resources on the development of this newly acquired technology. As a result, we have suspended development of our XCART technology platform.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2022 was $3.7 million, decreasing by approximately $0.1 million, or 2.4%, compared to the same period in the prior year. The decrease was primarily due to a decrease in consulting and legal costs associated with our intellectual property portfolio substantially offset by an increase in legal costs related to the licensing of the DNase oncology platform from CLS during the year ended December 31, 2022 compared to the same period in 2021.

Other Income (Expense)

Other expense was approximately $1,600 for the year ended December 31, 2022 compared to other income of approximately $1,100 for the same period in 2021. This increase in other expense was primarily related to unfavorable changes in foreign currency exchange rates during the year ended December 31, 2022 as compared to the same period in 2021.

Interest Income, net

Interest income, net increased to approximately $0.2 million during the year ended December 31, 2022 as compared to approximately $0.1 million for the same period in the prior year. This increase is primarily due to an increase in interest income due to higher interest rates on invested funds during the year ended December 31, 2022 compared to the same period in 2021. This increase was partially offset by a decrease in interest income on the Pharmsynthez Loan.

Liquidity and Capital Resources

We incurred a net loss of approximately $6.6 million for the year ended December 31, 2022. We had an accumulated deficit of approximately $189.1 million at December 31, 2022, as compared to an accumulated deficit of approximately $182.5 million at December 31, 2021. Working capital was approximately $12.6 million at December 31, 2022, and $17.3 million at December 31, 2021, respectively. During the year ended December 31, 2022, our working capital decreased by $4.7 million primarily due to our net loss for the year ended December 31, 2022 and cash of $0.5 million used to obtain a license to the DNase oncology platform.

Our principal source of liquidity consists of cash. At December 31, 2022, we had approximately $13.1 million in cash and $1.1 million in current liabilities. At December 31, 2021, we had approximately $18.2 million in cash and $1.4 million in current liabilities.

We evaluate whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of these financial statements. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, we received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and that we therefore were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, we had a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, we had until November 30, 2022 to regain compliance with the Bid Price Requirement and were eligible for an additional 180 calendar day compliance period if certain other criteria were met. On December 1, 2022, we received a letter from Nasdaq informing us that although our common stock had not regained compliance with the minimum $1.00 bid price per share requirement, Nasdaq had determined that we were eligible for an additional 180 calendar day period, or until May 29, 2023, to regain compliance. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. We maintained our cash primarily with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve and FDIC rolled out emergency measures to fully protect all depositors of SVB and, on March 13, 2023, we had full access to our cash on deposit with SVB. As a result, we do not anticipate any losses with respect to such balances.

Cash Flows from Operating Activities

Cash flows used in operating activities for the year ended December 31, 2022 totaled approximately $4.6 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with acquired IPR&D and share-based expense. In addition, current liabilities decreased during the year ended December 31, 2022. Cash flows used in operating activities for the year ended December 31, 2021 totaled approximately $4.7 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense.

Cash Flows from Investing Activities

Cash flows used in investing activities for the year ended December 31, 2022 totaled $500,000, which represented cash paid to license the DNase oncology platform. There were no cash flows from investing activities for the year ended December 31, 2021.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the year ended December 31, 2022. Cash flows from financing activities for the year ended December 31, 2021 totaled approximately $11.5 million representing net proceeds from our private placement in July 2021.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third-parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from property leases for office space. Although we do have obligations for CMO services, the table below excludes potential payments we may be required to make under our agreements with CMOs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts may also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and, therefore, are also not included in the table below. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following tables represent our contractual obligations as of December 31, 2022, aggregated by type:

	Payments Due by Period As of December 31, 2022
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$28,524	$28,524	$–	$–	$–
Total	$28,524	$28,524	$–	$–	$–

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Assessment

Description of the Matter

We identified the Company’s assessment of its ability to continue as a going concern and related disclosures as a critical audit matter. The Company prepared future cash flow forecasts which involves judgement and estimation of key variables such as future expected revenue royalty proceeds and costs associated with progressing DNase technology. Auditing the Company’s going concern assessment described above involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts and other assumptions used in the Company’s going concern analysis.

As described in Note 1 to the consolidated financial statements, management believes that the Company has sufficient funding available to it at the date of approval of these financial statements and that it will be able to continue as a going concern for a period of at least twelve months from the date of these financial statements. In making this assessment, management has considered the Company’s existing resources.

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

Boston, Massachusetts

March 22, 2023

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$13,097,265	$18,244,030
Prepaid expenses and other	556,094	479,399
Total current assets	13,653,359	18,723,429

Other assets	1,066,931	1,091,931
Total assets	$14,720,290	$19,815,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$287,360	$362,470
Accrued expenses and other current liabilities	785,796	1,058,633
Total current liabilities	1,073,156	1,421,103
Total liabilities	1,073,156	1,421,103

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of December 31, 2022 and December 31, 2021	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	970	970
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 15,193,587 and 13,466,603 shares issued as of December 31, 2022 and December 31, 2021, respectively; 15,166,596 and 13,439,612 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	15,192	13,465
Additional paid in capital	207,756,232	205,952,729
Accumulated deficit	(189,099,618)	(182,547,265)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	13,647,134	18,394,257
Total liabilities and stockholders' equity	$14,720,290	$19,815,360

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	FOR THE YEARS ENDED DECEMBER 31,
	2022	2021

Revenue
Royalty revenue	$1,706,925	$1,160,692
Total revenue	1,706,925	1,160,692

Operating costs and expenses:
Research and development	(4,770,834)	(3,163,485)
General and administrative	(3,653,999)	(3,743,972)
Total operating costs and expenses	(8,424,833)	(6,907,457)

Loss from operations	(6,717,908)	(5,746,765)

Other income (expense):
Other income (expense)	(1,597)	1,119
Interest income, net	167,152	100,467
Total other income, net	165,555	101,586

Net loss	$(6,552,353)	$(5,645,179)

Basic and diluted net loss per share	$(0.46)	$(0.55)

Weighted-average shares of common stock outstanding, basic and diluted	14,224,430	10,279,408

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2021	2,774,394	$2,774	8,772,198	$8,771	$194,133,511	$(176,902,086)	$253,734	$(5,281,180)	$12,215,524
Issuance of common stock and warrants, net of issuance costs	–	–	950,000	950	11,449,916	–	–	–	11,450,866
Exercise of pre-funded warrants	–	–	3,679,630	3,679	–	–	–	–	3,679
Exercise of purchase warrants	–	–	5,988	6	(6)	–	–	–	–
Share-based expense	–	–	–	–	410,437	–	–	–	410,437
Issuance of common stock to vendor	–	–	7,153	7	(7)	–	–	–	–
Issuance of common stock in connection with warrant buyout	–	–	51,634	52	(41,122)	–	–	–	(41,070)
Net loss	–	–	–	–	–	(5,645,179)	–	–	(5,645,179)
Balance as of December 31, 2021	2,774,394	$2,774	13,466,603	$13,465	$205,952,729	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257
Issuance of common stock in connection with purchase of in-process research and development	–	–	1,725,000	1,725	1,292,025	–	–	–	1,293,750
Exercise of purchase warrants	–	–	1,984	2	(2)	–	–	–	–
Share-based expense	–	–	–	–	511,480	–	–	–	511,480
Net loss	–	–	–	–	–	(6,552,353)	–	–	(6,552,353)
Balance as of December 31, 2022	2,774,394	$2,774	15,193,587	$15,192	$207,756,232	$(189,099,618)	$253,734	$(5,281,180)	$13,647,134

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,552,353)	$(5,645,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,793,750	–
Amortization of right of use asset	27,043	35,482
Share-based expense	511,480	410,437
Changes in operating assets and liabilities:
Prepaid expenses and other	(103,738)	286,007
Other long-term assets	25,000	(281,946)
Accounts payable, accrued expenses and other liabilities	(347,947)	457,132
Net cash used in operating activities	(4,646,765)	(4,738,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire in-process research and development	(500,000)	–
Net cash used in investing activities	(500,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	–	11,450,866
Proceeds from exercise of warrants	–	3,679
Net cash provided by financing activities	–	11,454,545

Net change in cash	(5,146,765)	6,716,478
Cash at beginning of period	18,244,030	11,527,552

Cash at end of period	$13,097,265	$18,244,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to acquire in-process research and development	$1,293,750	$–
Issuance of common stock to vendor	$–	$7
Issuance of common stock in connection with warrant buyout	$–	$41,070
Issuance of common stock from cashless exercise of purchase warrants	$2	$6

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. The Company’s proprietary Deoxyribonuclease (“DNase”) platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”), which have been implicated in cancer progression and resistance to cancer treatments. Xenetic is currently focused on advancing its systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors. XCART™ is the Company’s personalized Chimeric Antigen Receptor (“CAR”) T platform technology engineered to target patient specific tumor neoantigens with a demonstrated proof of mechanism in B-cell lymphomas. Additionally, Xenetic has partnered with biotechnology and pharmaceutical companies to develop its proprietary drug delivery platform, PolyXen®, and receives royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of these financial statements. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore was not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, the Company had a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, the Company had until November 30, 2022 to regain compliance with the Bid Price Requirement and was eligible for an additional 180 calendar day compliance period if certain other criteria were met. On December 1, 2022, the Company received a letter from Nasdaq informing it that although the Company’s common stock had not regained compliance with the minimum $1.00 bid price per share requirement, Nasdaq had determined that the Company was eligible for an additional 180 calendar day period, or until May 29, 2023, to regain compliance. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

2.	Risks and Uncertainties

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the outbreak of a novel strain of coronavirus, or COVID-19. The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing throughout 2021 and 2022, as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time remains uncertain of the impact this event may have on the Company’s future operations. The extent to which the COVID-19 pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2022 and 2021, the carrying amount of certain of the Company’s financial instruments approximates fair value due to their short maturities. See Note 9, Fair Value Measurements, for discussion of the Company’s fair value measurements.

Cash and concentrations of credit risk

The Company considers all highly liquid investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term investments, while investments with maturities of one year or beyond from the balance sheet date are classified as long-term investments. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date. The carrying amount of cash equivalents approximate their fair value due to the short-term nature of these instruments.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The Company’s cash consisted primarily of money market funds held at SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve and FDIC rolled out emergency measures to fully protect all depositors of SVB and, on March 13, 2023, we had full access to our cash on deposit with SVB. As a result, the Company does not anticipate any losses with respect to such balances.

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

Indefinite-Lived Intangible Assets

Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. At acquisition, we generally determine the fair value of intangible assets, including in-process research and development (“IPR&D”), using the “income method.” Acquired IPR&D intangible assets are considered indefinite-lived intangible assets and are not amortized until completion or abandonment of the associated research and development efforts. Substantial additional research and development may be required before the Company’s IPR&D reaches technological feasibility. Upon completion of the IPR&D project, the IPR&D assets will be amortized over their estimated useful lives.

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. No such impairments were recorded during the years ended December 31, 2022 and 2021.

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

See also Note 4, Significant Strategic Collaborations.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, pre-clinical development, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) and other outside expenses. The Company expenses research and development costs as incurred. The Company expenses upfront, non-refundable payments made for research and development services as obligations are incurred. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition. Upfront payments under license agreements are expensed upon receipt of the license. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

The Company is required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of the estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

• •	Collaborative partners performing research and development and pre-clinical activities; Program managers in connection with overall program management of clinical trials;
•	CMOs in connection with cGMP manufacturing;
•	CROs in connection with clinical trials; and
•	Investigative sites in connection with clinical trials.

The Company bases its expenses related to research and development, pre-clinical activities, manufacturing and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions, CMOs and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. As of each of December 31, 2022 and 2021, the Company has recorded accrued program expense of approximately $0.1 million and $0.2 million as a component of accrued expenses as of December 31, 2022 and 2021, respectively. In addition, the Company has recorded approximately $0.3 million of prepayments as a component of prepaid expenses and other current assets as of December 31, 2022 and 2021, respectively.

Share-based Expense

The Company grants share-based payments in the form of options and restricted stock units (“RSUs”) to employees and non-employees to purchase shares of the Company’s common stock, Joint Share Ownership Plan (“JSOP”) awards to employees and agreements to issue common stock in exchange for services provided by non-employees.

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

Basic and Diluted Net Loss per Share

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding during the period. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The Company’s JSOP awards, prior to exercise, are considered treasury shares by the Company and thus do not impact the Company’s net loss per share calculation. As of each of December 31, 2022 and 2021, there were approximately 27,000 JSOP awards issued.

For the years ended December 31, 2022 and 2021, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2022 and 2021, approximately 0.1 million and 0.5 million potentially dilutive securities, respectively, were deemed anti-dilutive.

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

Leases

The Company leases administrative facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. See Note 14, Commitments and Contingencies for further information.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. This may result in earlier recognition of allowance for losses. ASU 2016-13 is effective for smaller reporting public entities for fiscal years beginning after December 15, 2022, but early adoption is permitted. The Company continues to evaluate the impact of adoption, but we do not anticipate that it will have a material effect on our consolidated financial statements.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. ( together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $1.7 million and $1.2 million were recorded as revenue by the Company during the years ended December 31, 2022 and 2021, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW is expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase. Unless earlier amended or terminated, the manufacturing services contemplated by the SOW are currently targeted to be completed by the first half of 2024. The SOW is terminable by the Company at any time with 30 days' prior written notice to Catalent. The SOW also contains customary provisions related to, among other things, confidentiality, warranties, intellectual property and indemnification. During the year ended December 31, 2022, the Company paid Catalent approximately $0.7 million, of which $0.3 million has been recognized as an advance payment and is included in prepaid expenses and other as of December 31, 2022.

Scripps Research

On May 15, 2020, the Company and the Scripps Research Institute (“Scripps Research”) entered into a Research Funding and Option Agreement (the “Scripps Agreement”), pursuant to which the Company had agreed to provide Scripps Research an aggregate of up to $3.0 million to fund research relating to advancing the pre-clinical development of XCART. The research funding was payable by the Company to Scripps Research on a quarterly basis in accordance with a negotiated budget, which provided for an initial payment of approximately $300,000 on the date of the Scripps Agreement and subsequent quarterly payments of approximately $300,000 over a 27-month period. Under the Scripps Agreement, Scripps Research had granted the Company a license within the Field (as defined in the Scripps Agreement) to any Patent Rights or Technology (as defined in the Scripps Agreement) under the terms of that certain license agreement with Scripps Research, dated February 25, 2019, assigned to the Company on March 1, 2019. Additionally, the Company had the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights not already licensed to the Company, as well as a non-exclusive, royalty-free, non-transferrable license to make and use Scripps Research Technology (as defined in the Scripps Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Scripps Agreement. During the second quarter of 2022, the parties mutually agreed to terminate additional funding under the Scripps Agreement. As a result, Scripps Research agreed to continue to perform work under the agreement until funding previously advanced was expended. The Company paid $2.4 million to Scripps Research under this agreement through December 31, 2022. There were no amounts recognized as an advance payment or accrued under this agreement as of December 31, 2022. As of December 31, 2021, approximately $0.2 million had been recognized as an advance payment under this agreement and was included in prepaid expenses and other.

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

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary, SynBio, LLC (“SynBio”), had a share ownership in the Company of approximately 2.9% and 3.3% of the total outstanding common stock as of December 31, 2022 and 2021, respectively. In addition to its common stock ownership, Pharmsynthez owns approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 11, Stockholders’ Equity), and all of our issued and outstanding Series A Preferred Stock (as defined in Note 11, Stockholders’ Equity) through SynBio.

On June 12, 2020, the Company and Pharmsynthez entered into a Master Services Agreement (“Pharmsynthez MSA”) to advance the development of the Company’s XCART technology for B-cell malignancies. Under the Pharmsynthez MSA, Pharmsynthez agreed to provide services pursuant to work orders agreed upon by the parties from time to time, which services include, but are not limited to, acting as the Company’s primary contract research organization to assist in managing collaborations with multiple academic institutions in Russia and Belarus. The Company was required to pay reasonable fees, expenses and pass-through costs incurred by Pharmsynthez in providing the services in accordance with a budget and payment terms set forth in each work order. Additionally, in the event that a work order provided for milestone payments, the Company was required to make such payments to Pharmsynthez, or third party service providers designated by Pharmsynthez, in accordance with the terms set forth in the work order, which milestone payments may be made, at the sole discretion of the Company, in cash or shares of the Company’s common stock.

The Company and Pharmsynthez executed a work order on June 12, 2020 (the “Work Order”) under the Pharmsynthez MSA pursuant to which Pharmsynthez agreed to conduct a Stage 1 study of the Company’s XCART technology under the research program as set forth in the Work Order. The activities to be performed under the Work Order were expected to take approximately 20 months unless earlier terminated in accordance with the Pharmsynthez MSA. The Work Order provided for additional pass-through costs to be invoiced by Pharmsynthez upon execution of contracts with third party sites. Additionally, the Work Order provided for milestone payments of up to an aggregate of $1,050,000, or, in the Company’s sole discretion, up to an aggregate of 1,000,000 shares of the Company’s common stock, to be paid or issued, as applicable, by the Company upon achievement of milestones associated with completion of early stages of the research program as set forth in the Work Order. As of December 31, 2022, approximately $0.1 million of milestone payments had been made and no further milestone payments are expected.

On October 12, 2021, the Company entered into Amendment Number One to the Pharmsynthez MSA (the “MSA Amendment”) with Pharmsynthez to, among other things, terminate all work orders under the Pharmsynthez MSA. As a result, no further services were to be performed under the Work Order and any additional services will be covered by new work orders. In exchange, the Company entered into a new work order (the “Second Work Order”) simultaneously with the MSA Amendment. Under the terms of the Second Work Order, Pharmsynthez shall provide certain enumerated services to support the Company’s development of its XCART technology upon the written request of the Company, which work may be requested by the Company from time to time.

Pursuant to the MSA Amendment and Second Work Order, upon entry into the Second Work Order, the Company made a one-time $40,000 payment to Pharmsynthez, of which $21,000 was a one-time payment in full for all money and other compensation owed by the Company under the Work Order, and the remaining $19,000 will be creditable against any out of pocket costs and expenses incurred by Pharmsynthez on behalf of the Company pursuant to any new work orders initiated after the effective date of the MSA Amendment, including the Second Work Order. There was no work performed and expense recognized under these agreements during the year ended December 31, 2022. The Company expensed approximately $0.1 million related to work performed under these agreements during the year ended December 31, 2021. There were no amounts recorded on the consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively.

In August 2011, SynBio and the Company entered into a stock subscription and collaborative development agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop, market and commercialize certain drug candidates utilizing molecules based on SynBio’s technology and the Company’s proprietary technologies (PolyXen, OncoHist and ImuXen) in Russia and CIS, collectively referred to herein as the SynBio Market. In return, SynBio granted an exclusive license to the Company to use the preclinical and clinical data generated by SynBio in certain agreed products and to engage in the development of commercial candidates in any territory outside of the SynBio Market.

SynBio is solely responsible for funding and conducting their own research and clinical development activities. There are no milestone or other research-related payments provided for under the Co-Development Agreement other than fees for the supply of each company’s respective research supplies based on their technology, which, when provided, are due to mutual convenience and not representative of an ongoing or recurring obligation to supply research supplies. Upon successful commercialization of any resultant products, the Company is entitled to receive a 10% royalty on sales in certain territories and pay royalties to SynBio for sales outside those certain territories, subject to the terms of the Co-Development Agreement. Effective December 20, 2021, SynBio assigned the Co-Development Agreement to Pharmsynthez.

Through December 31, 2022, Pharmsynthez continued to engage in research and development activities with no resultant commercial products. In December 2020, Pharmsynthez reported positive data from its Phase 3 clinical study of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging the Company’s PolyXen technology. In February 2021, Pharmsynthez reported in a press release that it had started the registration phase of Epolong by filing a registration dossier to obtain approval in Russia. Pharmsynthez had reported in its press release that it expected that the Russian stage of registration activities would be completed in 2021 and that it would be able to start production of the product as early as the first quarter of 2022. Pharmsynthez has informed the Company that it had received a response letter indicating certain deficiencies in the dossier and intends to refile the registration upon correction. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2022 and 2021.

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

Through December 31, 2022, no commercial products were developed and no royalty revenue or expense was recognized by the Company related to the arrangement. Serum Institute had a share ownership of less than 1% of the total outstanding common stock of the Company as of December 31, 2022 and 2021, respectively.

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

The total consideration for the Sublicense and License Agreements was approximately $1.3 million, which consisted of a $0.5 million cash payment and the fair value of the 875,000 common shares issued of $0.8 million utilizing the closing market price of the Company’s stock price at the closing date. As there was no future alternative use for the sublicense and license, the Company recorded an expense of $1.3 million to research and development expense during the year ended December 31, 2022. No milestone or other contingent consideration was recognized in 2022 as there were no development, regulatory or sales milestones that were probable of being achieved as of December 31, 2022.

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

The total consideration for the patent assignment was approximately $0.5 million, representing the fair value of the 850,000 common shares issued utilizing the closing market price of the Company’s stock price at the closing date. As there was no future alternative use for the patent rights, the Company recorded an expense of approximately $0.5 million to research and development expense for the year ended December 31, 2022. No milestone or other contingent consideration was recognized in 2022 as there were no development, regulatory or sales milestones that were probable of being achieved as of December 31, 2022.

The Company incurred approximately $0.6 million related to consulting, transaction and development costs in connection with the DNase technology for the year ended December 31, 2022.

6.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Office and computer equipment	$–	$35,505
Furniture and fixtures	–	14,738
Property and equipment – at cost	–	50,243
Less accumulated depreciation	–	(50,243)
Property and equipment, net	$–	$–

There was no depreciation expense for the years ended December 31, 2022 and 2021, respectively. In October 2022, the Company retired its fully depreciated assets as a result of the relocation of its corporate office.

7.	Other Assets

In 2016, the Company entered into an agreement with Serum Institute for the prepayment of clinical PSA supply in exchange for the Company’s common stock. As of December 31, 2022 and 2021, the Company has classified $0.7 million of prepaid clinical supply as long-term as it does not anticipate utilizing the majority of the PSA supply within the next 12 months. No clinical supply was utilized during the years ended December 31, 2022 and 2021.

See also Note 15, Related Party Transactions for a description of the Pharmsynthez Loan.

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Accrued payroll and benefits	$353,539	$436,207
Accrued professional fees	288,808	378,985
Accrued research costs	103,500	177,240
Other	39,949	39,158
	$785,796	$1,031,590

9.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended December 31, 2022 and 2021.

10.	Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. There was no income tax provision (benefit) for the years ended December 31, 2022 and 2021, as the Company has incurred losses to date.

The components of loss before income taxes are as follows:

	Year ended December 31,
	2022	2021
Domestic (U.S.)	$(7,905,676)	$(6,349,632)
Foreign (U.K.)	1,488,938	862,248
Foreign (Germany)	(124,279)	(128,869)
Foreign (Switzerland)	(11,336)	(28,926)
Loss before income taxes	$(6,552,353)	$(5,645,179)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit, is as follows:

	Year ended December 31,
	2022	2021
Federal	$(1,375,995)	$(1,185,488)
State	(476,802)	(376,463)
Change in valuation allowance	7,233,525	1,839,716
Permanent differences, net	197,151	110,821
Foreign rate differential	(39,041)	(27,240)
Share-based payments, net	19,087	14,827
Enhanced research and development tax credits	(109,792)	(101,416)
Rate change	(5,120,196)	–
Other items	(327,937)	(274,757)
Net benefit for income taxes	$–	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2022	2021
Deferred tax assets:
U.K. net operating loss carryforwards	$14,812,743	$11,361,647
U.K. capital loss carryforwards	1,545,934	1,545,934
U.S. federal net operating loss carryforwards	6,085,858	5,709,292
Switzerland net operating loss carryforwards	22,722	21,758
IPR&D	8,546,593	6,537,654
Share-based payments	2,169,480	2,052,590
Enhanced research and development tax credits	1,820,269	1,519,074
Germany net operating loss carryforwards	627,780	628,574
Capitalized research and experimental expenditure	735,702	–
U.S. state net operating loss carryforwards	1,913,128	1,730,756
Other	288,887	268,309
Lease liability	–	7,388
Total deferred tax assets before valuation allowance	38,569,096	31,382,975
Valuation allowance for deferred tax assets	(38,569,096)	(31,375,587)
Net deferred tax assets		7,388
Deferred tax liabilities:
Right of use asset – leases	–	(7,388)
Total deferred tax liabilities	–	(7,388)
Net deferred liability	$–	$–

For the years ended December 31, 2022 and 2021, the Company had U.K. net operating loss carryforwards of approximately $61.9 million and $59.8 million, respectively, U.S. federal net operating loss carryforwards of approximately $29.0 million and $27.2 million, respectively, U.S. state net operating loss carryforwards of approximately $30.3 million and $27.4 million, respectively, Germany net operating loss carryforwards of approximately $2.0 million and $2.0 million, respectively, and Switzerland net operating loss carryforwards of approximately $0.3 million and $0.3 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. $15.6 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely, and the remaining U.S. federal and state net operating loss carryforwards begin to expire in 2031. The Switzerland net operating loss carryforwards begin to expire in 2026.

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

As of December 31, 2022 and 2021, the Company did not record any uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years through 2022 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2022. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

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

Authorized Share Increase

On December 21, 2022, shareholders of the Company voted to approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock to 100,000,000 shares (the “Authorized Share Increase”). The Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect the Authorized Share Increase as of December 21, 2022.

At the Market (“ATM”) Offering

On November 19, 2021, the Company entered into an ATM Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as the exclusive sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock, par value $0.001 per share. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 (File No. 333-260201) and the related prospectus, filed with the SEC on October 12, 2021 and declared effective on October 22, 2021, and is currently limited to a number of securities it can sell under the ATM Agreement of up to $4 million, provided that the Company may be limited in the amount of securities that it can sell pursuant to General Instruction I.B.6 of Form S-3.

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

No shares were sold under the ATM Agreement during the years ended December 31, 2022 and 2021. The Company incurred $0.2 million and $0.1 million of costs associated with the ATM during the twelve months ended December 31, 2022 and 2021, respectively, which have been recorded within prepaid expenses and other on the December 31, 2022 and 2021 consolidated balance sheet.

Private Placement

On July 26, 2021, the Company entered into a securities purchase agreement in connection with a private placement pursuant to which the Company issued and sold in a private placement priced at-the-market under Nasdaq rules, (i) 950,000 shares of the Company’s common stock, par value $0.001 per share, (ii) warrants to purchase an aggregate of 4,629,630 shares of the Company’s common stock, with an exercise price of $3.30 per share (the “Series A Warrants”), which expire three and one half years from the earlier of (a) the six month anniversary of the initial exercise date and (b) the date that the registration statement registering all of the warrant shares underlying the Series A Warrants is declared effective, and (iii) pre-funded warrants to purchase up to 3,679,630 shares of the Company’s common stock, with an exercise price of $0.001 per share (the “Series B Warrants”) with no expiration (the “Private Placement”), at a purchase price of $2.70 per one share and one Series A Warrant and $2.699 per one Series B Warrant and one Series A Warrant. The Private Placement closed on July 28, 2021 resulting in gross proceeds from the Private Placement of approximately $12.5 million, before deducting placement agent fees and offering expenses, and excluding the exercise of any such warrants. Net proceeds from the Private Placement were $11.5 million.

The Series B Warrants were immediately exercisable at a price of $0.001 per share of common stock. The holders of the Series B Warrants did not have the right to exercise any portion of the Series B Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership was determined in accordance with the terms of the Series B Warrants. The holder, upon notice to the Company, could increase or decrease the beneficial ownership limitation provisions, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of a warrant held by the holder. Any increase in the beneficial ownership limitation would not be effective until the 61st day after notice is delivered to the Company. The Series B Warrants had an intrinsic value of approximately $9.3 million. During the year ended December 31, 2021, all of the Series B Warrants to purchase 3,679,630 shares of common stock were exercised resulting in $3,679 of net proceeds to the Company. As a result, no Series B Warrants were outstanding as of December 31, 2022 and 2021.

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

The Series A Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2022 and 2021, there were approximately 1.0 million shares of Series A Preferred Stock issued and outstanding which are convertible into approximately 0.1 million shares of common stock. There were no Series A Preferred Stock conversions during the years ended December 31, 2022 and 2021.

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

Conversion.     Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, at a rate of one preferred share to approximately 0.33 common share basis, subject to an issuable maximum and the adjustments described below. There were no Series B Preferred Stock conversions during the years ended December 31, 2022 and 2021.

Subsequent Equity Sales.    The Series B Preferred Stock has ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock. There is no bifurcation of the embedded conversion option being clearly and closely related to the host instrument.

The Series B Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2022 and 2021, there were approximately 1.8 million shares of Series B Preferred Stock issued and outstanding which are convertible into approximately 0.6 million shares of common stock in each year, respectively, which represents the issuable maximum that can be issued upon the conversion of the currently outstanding Series B Preferred Stock.

Warrants Related to Collaboration and Consulting Agreements

In connection with certain of the Company’s collaboration agreements and consulting arrangements, the Company had issued warrants to purchase shares of common stock as payment for services. No collaboration or consulting service warrants were granted or exercised and all of the outstanding collaboration warrants expired during the year ended December 31, 2021. As a result, no collaboration or consulting service warrants were outstanding as of December 31, 2022 and 2021.

Warrants Related to Financing Arrangements

In connection with the July 2021 Private Placement, the Company issued Series A Warrants to purchase an aggregate of 4,629,630 shares as described above. No Series A Warrants were exercised during the years ended December 31, 2022 and 2021.

In addition, the Company has publicly traded warrants to purchase approximately 21,000 and 23,000 shares of common stock outstanding as of December 31, 2022 and 2021, respectively. These warrants have an exercise price of $13.00 per share and expire on July 17, 2024. The warrants trade on Nasdaq under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. Warrants to purchase approximately 2,000 shares and 6,000 shares of common stock were exercised on a cashless, one-for-one basis during the years ended December 31, 2022 and 2021, respectively. None of these warrants were forfeited during the years ended December 31, 2022 and 2021.

The Company also has outstanding warrants to purchase approximately 8,000 shares of the Company’s common stock as of December 31, 2022 and 2021. These warrants have an exercise price of $2.91 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the years ended December 31, 2022 and 2021.

Warrants to purchase approximately 129,000 shares of the Company’s common stock at an exercise price of $27.00 per share were outstanding as of December 31, 2020. On November 15, 2021, the Company entered into a letter agreement with the holders of these warrants to exchange such warrants for an aggregate of approximately 52,000 shares of the Company’s common stock. The Company recorded a gain of approximately $41,000 as a result of this exchange as the fair value of the warrants immediately before the exchange was more than the fair value of the shares issued in the exchange. As a result, all of these warrants were cancelled and none were outstanding as of December 31, 2022 and 2021.

The Company had additional outstanding debt and equity financing warrants to purchase an aggregate of approximately 0.2 million shares of common stock as of December 31, 2020. All of these debt and equity financing warrants expired unexercised during the year ended December 31, 2021. As a result, none of these debt and equity warrants were outstanding as of December 31, 2022 and 2021.

12.	Share-Based Expense

Total share-based expense related to stock options, RSUs and common stock awards was approximately $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. Share-based expense is classified in the consolidated statements of comprehensive loss as follows:

	Year Ended December 31,
	2022	2021
Research and development expenses	$86,305	$68,208
General and administrative expenses	425,175	342,229
	$511,480	$410,437

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Stock Plan”). The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For stock options issued in 2022 and 2021 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee and non-employee stock options. For all other stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees and non-employees. The expected life of non-employee options is the contractual life of the option. The expected volatility rates are estimated based on the actual volatility of the Company. To the extent Company data is not available for the full expected term of the awards the Company uses a price volatility based on a blended rate of the Company’s historical volatility with that of comparable publicly traded companies with drug candidates in similar therapeutic areas and stages of nonclinical and clinical development to the Company’s drug candidates. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. The Company accounts for forfeitures as they occur.

Employee Stock Options

During the years ended December 31, 2022 and 2021, 350,000 and 325,000 total stock options to purchase shares of common stock were granted by the Company, respectively. The weighted average grant date fair value per option was $0.73 and $1.93, respectively. No stock options were exercised and none expired during the years ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, 375,027 and 258,315 total stock options vested, respectively, with total fair values of approximately $0.6 million and $0.3 million, respectively. As of December 31, 2022, there was approximately $0.4 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 1.6 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	126.51	132.64
Weighted-average risk-free interest rate (%)	2.90	1.16
Weighted-average expected life of option (years)	5.72	5.73
Weighted-average exercise price ($)	0.83	2.15

The following is a summary of employee stock option activity for the years ended December 31, 2022 and 2021:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	763,722	$8.01	8.68	$498,625
Granted	325,000	2.15
Expired	–	–
Outstanding as of December 31, 2021	1,088,722	$6.26	8.22	$23,750
Granted	350,000	0.83
Expired	–	–
Outstanding as of December 31, 2022	1,438,722	$4.94	7.78	$–

Vested or expected to vest as of December 31, 2022	1,438,722	$4.94	7.78	$–

Exercisable as of December 31, 2021	630,357	$9.42	7.63	$23,750
Exercisable as of December 31, 2022	1,005,384	$6.56	7.14	$–

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2022, and the changes during the year ended December 31, 2022, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2022	458,365	$1.73
Granted	350,000	$0.73
Forfeited	–	$–
Vested	(375,027)	$1.59
Balance as of December 31, 2022	433,338	$1.04

Restricted Stock Units

There are 4,167 RSUs outstanding as of December 31, 2022 and 2021, respectively. The RSUs are fully vested and had a grant date fair value of $25.37 per share. No RSUs were granted or expired during the years ended December 31, 2022 and 2021.

Non-Employee Stock Options

Share-based expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. No stock options to purchase shares of common stock were granted by the Company to non-employees during the years ended December 31, 2022 and 2021. No non-employee stock options were exercised during the years ended December 31, 2022 and 2021. No compensation expense related to non-employee options during the years ended December 31, 2022 and December 31, 2021 as all non-employee stock options were fully vested as of December 31, 2020.

The following is a summary of non-employee stock option activity for the years ended December 31, 2022 and 2021:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2021	20,318	$14.61	3.79	$14,880
Granted	–	–
Expired	(243)	225.72
Outstanding as of December 31, 2021	20,075	12.06	2.83	$3,255
Granted	–	–
Expired	–	–
Outstanding as of December 31, 2022	20,075	$12.06	1.83	$–

Vested or expected to vest as of December 31, 2022	20,075	$12.06	1.83	$–

Exercisable as of December 31, 2021	20,075	$12.06	2.83	$3,255
Exercisable as of December 31, 2022	20,075	$12.06	1.83	$–

Common Stock Awards

The Company granted common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis. A summary of the Company’s common stock awards granted and issued during the years ended December 31, 2022 and 2021 are as follows:

Number of shares
Balance as of January 1, 2021	7,406
Granted	–
Issued	(7,153)
Balance as of December 31, 2021	253
Granted	–
Issued	–
Balance as of December 31, 2022	253

No common stock awards were granted during the years ended December 31, 2022 and 2021. The balance of the common stock awards has not been issued as of December 31, 2022.

Joint Share Ownership Plan

As of December 31, 2022 and 2021, there were approximately 27,000 JSOP awards issued and outstanding to two former senior executives. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2022 and 2021.

13.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2022 and 2021, the Company made contributions of approximately $38,000 and $28,000 to the 401(k) Plan, respectively.

14.	Commitments and Contingencies

Leases

The Company determines whether an arrangement is a lease at inception. On October 1, 2020, the Company entered into a two-year lease for its corporate headquarters in Framingham, Massachusetts. This lease called for total future minimum rent payments of approximately $78,000 at inception and had a termination date of September 30, 2022. The Company recorded a right-of-use (“ROU”) asset and corresponding lease liability on the consolidated balance sheet. The Company did not have options to extend, termination options or material residual value guarantees. The lease was not renewed and the Company entered into a 12-month lease for office space in a shared office location effective October 1, 2022. As this lease has a term of 12-months at inception, the Company did not apply the provisions of ASU 2016-02 and will account for it as an operating lease. As of December 31, 2022, total minimum lease payments on this lease was approximately $14,000.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$27,043	$35,482

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	December 31, 2022	December 31, 2021
Right-of-use assets - ST	Prepaid expenses and other	$–	$27,043
Current lease liabilities	Accrued expenses and other current liabilities	$–	$27,043

The Company did not apply the provisions of ASU 2016-02 to the lease of its office space in Miami, Florida. Effective November 1, 2022, the Company renewed its Miami office lease for twelve-months to November 2023. As this lease has a term of 12-months at inception, the Company will account for it as an operating lease. As of December 31, 2022, total minimum lease payments on this lease was approximately $24,000.

15.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez, each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes. Please refer to Note 4, Significant Strategic Collaborations, and Note 7, Other Assets, for details on arrangements with collaboration partners that are also related parties.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s Co-Development Agreement with Pharmsynthez. The Pharmsynthez Loan had a term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt (“Kevelt”), and is secured by all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio. The Company recognized approximately $9,000 and $48,000 of interest income related to this loan during the twelve-months ended December 31, 2022 and 2021, respectively.

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

The Company entered into a Third Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio dated October 31, 2022 (the “Third Pharmsynthez Loan Extension”) primarily to modify the repayment terms and maturity of the Pharmsynthez Loan to May 31, 2023. The terms of the Third Pharmsynthez Loan Extension require certain payments of principal, interest and fees at the signing of the Third Pharmsynthez Loan Extension. In addition, the Third Pharmsynthez Loan Extension requires the repayment of the remaining principal amount, plus interest, in seven (7) monthly installments from November 30, 2022 through May 31, 2023 as well as certain other terms and conditions. All other terms of the Pharmsynthez Loan, as amended, remained in effect. While Pharmsynthez has made certain payments in accordance with the Third Pharmsynthez Loan Extension, all principal and interest payments required to date under the Third Pharmsynthez Loan Extension have not been made. As a result, the Company has classified the loan receivable as long-term as of December 31, 2022 and 2021. The Company assessed the collectability of the loan and determined that the U.S.-based collateral held by the Company, consisting of all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio, was adequate to support the repayment of the outstanding principal balance. As of December 31, 2022 and 2021, approximately $0.4 million was included in other assets on the consolidated balance sheet.

In April 2022, the Company entered into certain agreements with CLS as described in Note 5. One of the Company’s directors, Roger Kornberg, is a member of the scientific advisory board of CLS. However, Mr. Kornberg does not own any equity of CLS and is not receiving any economic benefit as a result of the transactions contemplated by such agreements. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO.

16.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as described below.

Scripps Research

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $938,000 to fund research relating to advancing the pre-clinical development of the Company’s DNase oncology platform technology. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $78,000 on the date of the Agreement and subsequent monthly payments of approximately $78,000 over a 12-month period. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement.

Unless earlier terminated, the term of the Agreement continues from the date of the Agreement for fifteen (15) months. The Agreement may be terminated by the Company with 30 days advance written notice to Scripps Research beginning six (6) months after the Effective Date (as defined in the Agreement) or by Scripps Research if the Company fails to make timely payments due under the Agreement, subject to 30 days’ written notice to cure such nonpayment. The Agreement may further be terminated by either party in the event of the other party’s uncured failure to perform any obligations under the Agreement or the bankruptcy of the other party.

Silicon Valley Bank

SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The Company maintained cash primarily with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve and FDIC rolled out emergency measures to fully protect all depositors of SVB and, on March 13, 2023, we had full access to our cash on deposit with SVB. As a result, the Company does not anticipate any losses with respect to such balances.

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

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B – OTHER INFORMATION

Scripps Research

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $938,000 to fund research relating to advancing the pre-clinical development of the Company’s DNase oncology platform technology. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $78,000 on the date of the Agreement and subsequent monthly payments of approximately $78,000 over a 12-month period. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement.

Unless earlier terminated, the term of the Agreement continues from the date of the Agreement for fifteen (15) months. The Agreement may be terminated by the Company with 30 days advance written notice to Scripps Research beginning six (6) months after the Effective Date (as defined in the Agreement) or by Scripps Research if the Company fails to make timely payments due under the Agreement, subject to 30 days’ written notice to cure such nonpayment. The Agreement may further be terminated by either party in the event of the other party’s uncured failure to perform any obligations under the Agreement or the bankruptcy of the other party.

A copy of the Agreement will be filed as an exhibit to the Company’s quarterly report on From 10-Q for the three month period ending March 31, 2023.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2023 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2022 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2023 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2022 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2023 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2022 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2023 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2022 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2023 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2022 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

	•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
	•	Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 72 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	S-1/A	10/27/2016	3.8
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
3.10	Certificate of Change Pursuant to NRS 78.209	8-K	06/24/2019	3.1
3.11	Certificate of Amendment to Articles of Incorporation	8-K	06/24/2019	3.2
3.12	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.12
3.13	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.13
3.14	Certificate of Amendment to Articles of Incorporation				X
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.3	Registration Rights Agreement, dated July 1, 2015, between Xenetic Bioscience, Inc. and OJSC Pharmsynthez	8-K	07/08/2015	10.3
4.4	Form of First Amendment to Registration Rights Agreement	8-K	11/16/2015	10.8
4.5	Form of Common Stock Purchase Warrant	8-K	06/25/2019	4.1
4.6	Form of Common Stock Purchase Warrant	8-K	07/22/2019	4.2
4.7	Form of Series A Warrant	8-K	07/28/2021	4.1
10.1†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, as amended, effective as of December 7, 2021	DEF14A	10/15/2021	Appendix A
10.2#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.3	Novation of Agreement on Co-Development and the Terms of Exclusive License, dated December 17, 2021, between Xenetic Biosciences (UK) Limited (formerly Lipoxen plc), Lipoxen Technologies Limited, SynBio LLC and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.3
10.4##	Exclusive License Agreement, dated December 20, 2021, between Lipoxen Technologies Limited and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.4

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.5#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.6#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.7#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.8	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.9†	Employment Agreement, dated December 1, 2016, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	8-K	12/6/2016	10.1
10.10†	Employment Agreement, dated January 1, 2017 between Xenetic Biosciences, Inc. and Curtis Lockshin	8-K	01/04/2017	10.1
10.11†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.12†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.13†	Amended and Restated Employment Agreement, dated October 26, 2017, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	10-K	03/30/2018	10.45
10.14#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH	10-K	03/30/2018	10.46
10.15	Assignment Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K/A	05/20/2019	10.1
10.16	First Amendment to Assignment Agreement dated June 7, 2019	8-K	06/13/2019	10.1
10.17	Second Amendment to Assignment Agreement dated June 24, 2019	8-K	06/24/2019	10.1
10.18	Third Amendment to Assignment Agreement dated July 15, 2019	8-K	07/16/2019	10.1
10.19	Form of Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated June 24, 2019	8-K	06/25/2019	10.1
10.20	Warrant Agency Agreement, between Xenetic Biosciences, Inc. and Empire Stock Transfer, Inc. dated July 19, 2019	8-K	07/22/2019	10.1
10.21	Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated July 16, 2019	8-K	07/16/2019	10.1
10.22†	Form of Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc.	10-K	03/26/2020	10.51
10.23†	Form of Xenetic Biosciences, Inc. Stock Option Grant Notice	10-K	03/26/2020	10.52
10.24†	Xenetic Biosciences, Inc. Stock Option Grant Notice, dated December 4, 2019, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.	10-K	03/26/2020	10.53
10.25##	Research Funding and Option Agreement, dated May 15, 2020, between the Company and the Scripps Research Institute	10-Q	08/12/2020	10.1

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.26##	Master Service Agreement, dated June 12, 2020, between the Company and PJSC Pharmsynthez	10-Q	08/12/2020	10.2
10.27##	Amendment Number One to the Master Services Agreement, dated October 12, 2021, between the Company and PJSC Pharmsynthez	10-K	03/22/2022	10.28
10.28##	Second Work Order to Master Service Agreement, dated October 12, 2021, between the Company and PJSC Pharmsynthez	10-K	03/22/2022	10.29
10.29	Form of Securities Purchase Agreement, dated July 26, 2021, by and among the Company and the other parties thereto	8-K	7/28/2021	10.1
10.30	Form of Registration Rights Agreement, dated July 26, 2021, by and among the Company and the other parties thereto	8-K	7/28/2021	10.2
10.31	Form of Letter Agreement by and between Xenetic Biosciences, Inc. and the Holders, dated November 15, 2021	8-K	11/16/2021	10.1
10.32	At The Market Offering Agreement by and between Xenetic Biosciences, Inc. and H.C. Wainwright & Co., LLC, dated November 19, 2021	8-K	11/19/2021	1.1
10.33##	Exclusive Sublicense Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.1
10.34##	Exclusive License Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.2
10.35	Form of Subscription Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.3
10.36##	Statement of Work, dated June 30, 2022, between Xenetic Biosciences, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/11/2022	10.4
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

XENETIC BIOSCIENCES, INC.

Date: March 22, 2023	By:	/s/ JEFFREY F. EISENBERG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 22nd day of March, 2023.

Signature	Title(s)

/s/ JEFFREY F. EISENBERG	Chief Executive Officer and Director (Principal Executive Officer)
Jeffrey F. Eisenberg
Date: March 22, 2023

/s/ JAMES PARSLOW	Chief Financial Officer
James Parslow	(Principal Financial Officer and Principal Accounting Officer)
Date: March 22, 2023

/s/ GRIGORY BORISENKO	Director
Grigory Borisenko
Date: March 22, 2023

/s/ JAMES CALLAWAY	Director
James Callaway
Date: March 22, 2023

/s/ FIRDAUS JAL DASTOOR	Director
Firdaus Jal Dastoor
Date: March 22, 2023

/s/ ROGER KORNBERG	Director
Roger Kornberg
Date: March 22, 2023

/s/ ADAM LOGAL	Director
Adam Logal
Date: March 22, 2023

/s/ ALEXEY VINOGRADOV	Director
Alexey Vinogradov
Date: March 22, 2023

