Form 10-K/A
period 2022-12-31
Xenetic Biosciences, Inc.
filed 2023-04-28
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

As of April 21, 2023, the number of outstanding shares of the registrant’s common stock was 15,166,596.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year.

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

i

ii

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 21, 2023.

Name	Age	Position

Mr. Jeffrey Eisenberg	57	Chief Executive Officer and Director
Dr. Curtis Lockshin	62	Chief Scientific Officer
Mr. James Parslow	58	Chief Financial Officer and Corporate Secretary
Dr. Grigory Borisenko	54	Director
Dr. James Callaway	66	Director (1), (2), (3)
Mr. Firdaus Jal Dastoor, FCS	70	Director (1), (2)
Dr. Roger Kornberg	75	Director (3)
Mr. Adam Logal	45	Director (1), (2), (3)
Dr. Alexey Vinogradov	52	Director

__________________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Curtis Lockshin, PhD initially joined us on a part-time basis in March 2014 as our Vice President of Research & Operations and was appointed our Chief Scientific Officer effective January 1, 2017. Dr. Lockshin has held several management positions at development and commercial stage biotechnology companies, with experience including discovery, preclinical and clinical development, as well as commercial manufacturing. Since May 2013, he has held the position of president and chief executive officer of Guardum Pharmaceuticals LLC (“Guardum”), a wholly owned subsidiary of PJSC Pharmsynthez, a position which he continues to hold in addition to his position with us. Dr. Lockshin does not receive a salary for these services but did receive medical benefits and was covered under Guardum’s health plan through July 31, 2018. In addition, Dr. Lockshin has served as an officer or consultant of several biotechnology companies on a part-time basis, including as an officer of a series of related companies following multiple mergers beginning as chief executive officer and director of SciVac Therapeutics, Inc. and its subsidiary SciVac, Ltd., from September 2014 until July 2016. After SciVac Therapeutics, Inc.’s merger with VBI Vaccines, Inc. in July 2016, Dr. Lockshin served as chief technical officer of the merged company until December 2016. Dr. Lockshin is currently serving as a member of the board of directors of Phio Pharmaceuticals Corporation, a publicly traded clinical-stage RNAi company focused on immune-oncology, a position he has held since April 2013. Dr. Lockshin has an S.B. in Life Sciences and a Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology. Since April 2004, Dr. Lockshin has also served as a member of the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University Support Corporation that supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural and international grants.

James Parslow was appointed our Chief Financial Officer on April 3, 2017. Mr. Parslow most recently served as Chief Financial Officer, Treasurer and Secretary of World Energy Solutions, Inc., a publicly-traded business-to-business e-commerce company brokering energy and environmental commodities, from 2006 until its acquisition by EnerNOC, Inc. in 2015. From 2015 until 2017, he served as an independent consultant providing interim chief financial officer services to multiple emerging technology companies. Mr. Parslow is a Certified Public Accountant with over 35 years of experience serving private and public companies in the biotech, clean tech, e-commerce, and high-tech manufacturing industries. He holds an A.B. in Economics and Accounting from the College of the Holy Cross and an M.B.A. with a concentration in Finance from Bentley University.

Grigory Borisenko, PhD, was appointed to the Board in September 2019. Dr. Borisenko has over 20 years of scientific, management and strategic experience in the life science field. Since April 2022, Dr. Borisenko has been an independent consultant for a number of companies. Prior to that time, Dr. Borisenko served as an Investment Director of RUSNANO Management Company LLC, a venture capital & private equity management company in Russia, and has specialized in investment projects in life sciences from 2012 through March 31, 2022. Dr. Borisenko has served on the board of directors of Atea Pharmaceuticals, Inc., Adastra Pharmaceuticals, Inc., Nearmedic Pharm LLC, Novamedica LLC and RusnanoMedInvest LLC. Prior to his investment career, Dr. Borisenko held academic appointments with the University of Pittsburgh, Russian State Medical University and Institute of Medico-Biological Problems. He has co-authored over fifty peer-reviewed publications in leading biochemistry and cell biology journals. Dr. Borisenko received his M.S. and Ph.D. from the Russian State Medical University, and is a recipient of Fogarty International and International Fellowship Awards from NIH. We believe Dr. Borisenko’s extensive background in the life sciences and biotechnology industries provide him with the appropriate set of skills to serve as a member of our Board.

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

Roger Kornberg, PhD  has served as a member of our Board since February 2016. Dr. Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University. He earned his B.S. in chemistry from Harvard University in 1967 and his Ph.D. in chemical physics from Stanford in 1972. He became a postdoctoral fellow at the Laboratory of Molecular Biology in Cambridge, England and then an assistant professor of biological chemistry at Harvard Medical School in 1976, before moving to his present position as professor of structural biology at Stanford Medical School in 1978. In 2006, Dr. Kornberg was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of Eukaryotic Transcription, the process by which DNA is copied to RNA. Dr. Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopald Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. Dr. Kornberg has served as a director of Cocrystal Pharma, Inc. (NasdaqCM: COCP) since April 2020. We believe Dr. Kornberg’s prior experience serving on the boards of directors of large organizations as well as his scientific background provides him with the appropriate set of skills to serve as a member of our Board.

Adam Logal was appointed to the Board in August 2017. Mr. Logal has 20 years of experience in the biopharmaceuticals industry. Since April 2014, Mr. Logal has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc. (“OPKO”), a publicly-traded company, and from March 2007 until April 2014 served as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer. Mr. Logal served as a director of VBI Vaccines, Inc., a publicly-traded company, from May 2015 through October 2018 and served as its Audit Committee Chairman. Prior to joining OPKO, Mr. Logal served in various financial management roles at Nabi Biopharmaceuticals, a commercial stage biopharmaceutical company. Mr. Logal is a strategic finance executive with extensive experience in SEC compliance and reporting, domestic and international finance, strategic planning, cash flow management, budgeting, taxation, treasury and business development. We believe Mr. Logal’s extensive financial experience with public companies in the life sciences industry provides him with the appropriate set of skills to serve as a member of our Board.

Alexey Vinogradov has served as a member of our Board since July 2019. Mr. Vinogradov currently works as Business Development Manager at Mag. Peter G. Wahl’s Law Firm in Vienna, Austria, which main focus is on corporate, property and commercial law. Mr. Vinogradov previously acted as Business Development Director and Operations Director at Cantreva LLC, a Russian company with extensive specialized experience of delivering services in the field of renewable energy (solar, wind, hydro power), performing works on a “turnkey” basis from September 2017 to 2022. Mr. Vinogradov previously served as General Manager at Togas Middle East LLC in Dubai, UAE from May 2015 to May 2017. Prior to that, Mr. Vinogradov served as branch manager at Togas Group LLC in Russia from March 2012 to November 2016. We believe Mr. Vinogradov’s experience in business communication, international business development and financial analytics provides him with the appropriate set of skills to serve as a member of our Board.

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

Our Board of Directors

During fiscal year 2022, the following served as a member of the Company’s Board of Directors: Jeffrey Eisenberg, Dr. Grigory Borisenko, Dr. James Callaway, Firdaus Jal Dastoor, Dr. Roger Kornberg, Adam Logal and Alexey Vinogradov. Directors shall hold office for a one-year term or until their successors have been duly elected and qualified. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

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

For the fiscal year 2022, the Audit Committee was composed of three directors: Mr. Dastoor, Dr. Callaway, and Mr. Logal (chair). The Audit Committee met five times during fiscal year 2022. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/. The information on our website is not incorporated by reference into, or a part of, this Amendment or the Original Filing.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table – 2021 - 2022

The following table sets forth, for the years ended December 31, 2022 and 2021, the compensation information for Jeffrey Eisenberg, our Chief Executive Officer, Dr. Curtis Lockshin, our Chief Scientific Officer, and James Parslow, our Chief Financial Officer. We refer to Messrs. Eisenberg, Lockshin, and Parslow herein, collectively, as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
Jeffrey F. Eisenberg,	2022	$404,250	$98,882	$99,041	$30,654	(3)	$632,827
Chief Executive Officer	2021	$367,500	$234,052	$119,438	$29,241		$750,231

James Parslow,	2022	$329,175	$49,441	$56,455	$38,919	(4)	$473,990
Chief Financial Officer	2021	$299,250	$117,026	$68,079	$36,454		$520,809

Dr. Curtis Lockshin,	2022	$329,175	$49,441	$56,455	$35,300	(5)	$470,371
Chief Scientific Officer	2021	$299,250	$117,026	$68,079	$23,965		$508,320

_______________

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 12 to our audited consolidated financial statements included in Item 8 of the Original Filing. Mr. Eisenberg, Mr. Parslow, and Dr. Lockshin were granted options to purchase 100,000 shares, 50,000 shares and 50,000 shares of common stock, respectively, during 2022.
(2)	Represents incentive compensation payments earned.
(3)	Includes $18,454 for health and welfare plans and $12,200 employer matching 401(k) contribution.
(4)	Includes $26,870 for health and welfare plans and $12,049 employer matching 401(k) contribution.
(5)	Includes $24,347 for health and welfare plans and $10,953 employer matching 401(k) contribution.

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

Outstanding Equity Awards at Fiscal Year-End – 2022

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2022.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable		Number of Securities Underlying Unexercised Options, Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey F. Eisenberg	19,168	(1)	–		40.92	12/2/2026	–	–
	10,417	(2)	–		25.32	10/26/2027	–	–
	230,000	(3)	–		1.31	12/4/2029	–	–
	58,333	(4)	41,667	(4)	2.60	3/18/2031	–	–
	–	(5)	100,000	(5)	1.12	3/24/2032	–	–

James Parslow	14,584	(6)	–		54.84	4/3/2027	–	–
	80,000	(7)	–		1.31	12/4/2029	–	–
	29,167	(8)	20,833	(8)	2.60	3/18/2031	–	–
	–	(9)	50,000	(9)	1.12	3/24/2032	–	–

Curtis Lockshin	1,213	(10)	–		55.08	12/31/2024	–	–
	1,263	(11)	–		55.08	9/6/2025	–	–
	14,584	(12)	–		51.60	1/1/2027	–	–
	90,000	(13)	–		1.31	12/4/2029
	29,167	(14)	20,833	(14)	2.60	3/18/2031	–	–
	–	(15)	50,000	(15)	1.12	3/24/2032	–	–

________________

(1)	392 shares vested 100% on the date of grant. Remainder vested one-third upon the first anniversary of the grant date, one-third of the remaining amount upon the second anniversary of the grant date and one-third of the remaining amount on the third anniversary of the grant date.
(2)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(3)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(4)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(5)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 24, 2023 and ending on March 24, 2025.
(6)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(7)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(8)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(9)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 24, 2023 and ending on March 24, 2025.
(10)	Vested one-third upon March 3, 2015, one-third upon March 15, 2016 and one-third upon March 15, 2017.
(11)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(12)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(13)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(14)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(15)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 24, 2023 and ending on March 24, 2025.

Pay Versus Performance Disclosure

The following tables and related disclosures provide information about (i) the “total compensation” of our CEO, and our other named executive officers (the “Other NEOs” or the “Non-CEO NEOs”) as presented in the Summary Compensation Table within this proxy statement, (ii) the “compensation actually paid” to our CEO and our Other NEOs, as calculated pursuant to the SEC’s pay-versus-performance rules, (iii) certain financial performance measures, and (iv) the relationship of the “compensation actually paid” to those financial performance measures.

This disclosure has been prepared in accordance with Item 402(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and does not necessarily reflect value actually realized by the executives or how our compensation committee evaluates compensation decisions in light of company or individual performance.

Year	Summary Compensation Table Total for CEO (1) ($)	Compensation Actually Paid to CEO (1)(2)(3) ($)	Average Summary Compensation Table for Non-CEO NEOs (1) ($)	Average Compensation Actually Paid to Non-CEO NEOs(1)(2)(3) ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4) ($)	Net Loss ($)
2022	$632,827	$425,619	$472,180	$377,162	$13.98	$(6,552,353)
2021	$750,231	$505,360	$514,564	$407,285	$63.24	$(5,645,179)

_______________

(1)	The CEO for 2022 and 2021 is Jeffrey Eisenberg. The Non-CEO NEOs for whom average compensation is presented in this table for 2022 and 2021 are James Parslow and Dr. Curtis Lockshin.
(2)	The amounts shown as Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table for each year, adjusted as described in footnote 3 below.
(3)	Compensation Actually Paid reflects the exclusions and inclusions for the CEO and the Non-CEO NEOs set forth below. Amounts excluded, which are set forth in the table below in the “Minus Stock and Option Awards from Summ. Comp. Table” columns below, represent the Stock Awards and Option Awards reported in the Stock Awards and Option Awards columns of the Summary Compensation Table for each applicable year. Amounts added back to determine Compensation Actually Paid are made up of the following components as applicable: (i) the fair value as of the end of the fiscal year of outstanding and unvested equity awards granted in that year; (ii) the change in fair value during the year of equity awards granted in prior years that remained outstanding and unvested at the end of the year; (iii) the fair value as of the vesting date of equity awards that were granted and vested in that year, if any and (iv) the change in fair value during the year through the vesting date of equity awards granted in prior years that vested during that year. The fair value at the end of the prior year of awards granted in any prior year that failed to meet applicable vesting conditions during the covered year are subtracted, although there were no such awards for the CEO or the Non-CEO NEOs in 2021 or 2022. Equity values are calculated in accordance with ASC Topic 718.

Year	Summary Comp. Table Total for CEO	Minus Stock and Option Awards from Summ. Comp. Table	Plus Year-End Equity Value of Unvested Awards Granted During Year	Plus Change in Value of Unvested Awards Granted in Prior Years	Plus Change in Value of Prior Years’ Awards Vested During Year	Comp. Actually Paid to CEO
2022	$632,827	$98,882	$20,922	$(37,387)	$(91,861)	$425,619
2021	$750,232	$234,052	$105,377	$(57,273)	$(58,924)	$505,360

Year	Avg. Summary Comp. Table Total for Other NEOs	Minus Avg. Stock and Option Awards from Summ. Comp. Table	Plus Avg. Year- End Equity Value of Unvested Awards Granted During Year	Plus Avg. Change in Value of Unvested Awards Granted in Prior Years	Plus Avg. Change in Value of Prior Year’s Awards Vested During Year	Average Comp. Actually Paid to Other NEOs
2022	$472,180	$49,441	$10,461	$(18,693)	$(37,345)	$377,162
2021	$514,564	$117,026	$52,689	$(21,166)	$(21,776)	$407,285

For the equity values included in the above tables, the valuation assumptions used to calculate fair values of stock options were materially different from those disclosed at the time of the grant of the stock options. The assumptions used in determining fair value of the stock options that vested during 2021 and 2022, or that were outstanding as of December 31, 2021 or December 31, 2022, as applicable, are as follows:

	Options Vested During Year or Outstanding on
	December 31 of:
	2022	2021
Expected Volatility	123.60% - 135.86%	132.43%- 137.44%
Risk-Free Interest Rate	2.15% - 4.05%	1.00%- 1.27%
Expected Dividend Yield	0%	0%
Expected Term (in years)	3.5 - 5.12	4.0 – 5.12

(4)	Total Shareholder Return illustrates the value, as of the last day of the indicated fiscal year of an investment of $100 in Xenetic common stock on December 31, 2020.

Description of Relationship Between NEO Compensation Actually Paid and Company Total Shareholder Return (“TSR”) and Net Loss

The Compensation Actually Paid to our CEO and the average of Compensation Actually Paid to our Non-CEO NEOs declined in 2022, which corresponded to the decline in the Company’s TSR and increase in Net Loss in 2022. The CEO and Non-CEO NEOs Non-Equity Incentive Plan Compensation is determined based on our strategic, financial and operating performance objectives that have been established by the Compensation Committee. While not directly tied to stock price performance and/or net loss, these performance objectives have been established as core drivers of TSR.

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

Director Compensation Table

As an employee director during fiscal year 2022, Mr. Eisenberg did not receive any compensation for his Board service during the last completed year. The following table sets forth information for the year ended December 31, 2022 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)

Dr. Grigory Borisenko	$50,000	–	$9,563	–	$59,563
Dr. James Callaway	$50,000	–	$9,563	–	$59,563
Firdaus Jal Dastoor	$50,000	–	$9,563	–	$59,563
Dr. Roger Kornberg	$50,000	–	$9,563	–	$59,563
Mr. Adam Logal	$50,000	–	$9,563	–	$59,563
Dr. Alexey Vinogradov	$50,000	–	$9,563	–	$59,563

__________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2022, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 12 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2022:

Name	Option Awards (#)

Dr. Grigory Borisenko	25,000
Dr. James Callaway	104,168
Firdaus Jal Dastoor	107,956
Dr. Roger Kornberg	106,252
Adam Logal	104,168
Dr. Alexey Vinogradov	100,000

See “Certain Related Person Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2023 for:

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

The percentage of shares beneficially owned is computed on the basis of 15,166,596 shares of our common stock outstanding as of March 31, 2023, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2023 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 945 Concord Street, Framingham, Massachusetts 01701.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class Beneficially Owned
Fiscal Year 2022 Named Executive Officers and Directors
Jeffrey Eisenberg	363,752	(2)	2.3%
James Parslow	144,584	(3)	*
Dr. Curtis Lockshin	157,060	(4)	1.0%
Dr. Grigory Borisenko(5)	–		*
Dr. James Callaway	79,168	(6)	*
Firdaus Jal Dastoor	82,956	(7)	*
Dr. Roger Kornberg	81,252	(8)	*
Adam Logal	79,168	(9)	*
Alexey Vinogradov	261,781	(10)	1.7%
All executive officers and directors as a group (9 persons)	1,249,721	(11)	7.7%
5% Current Stockholders
CLS Therapeutics Ltd.	1,475,000	(12)	9.7%
PJSC Pharmsynthez(5)	898,366	(13)	5.8%

_______________________

*	Represents beneficial ownership of less than one percent (1%).
(1)	Unless otherwise indicated below, this table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 359,585 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023 and 4,167 of vested restricted stock units.
(3)	The total beneficial ownership consists of 144,584 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(4)	The total beneficial ownership consists of 157,060 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(5)	Dr. Borisenko was employed by Rusnano LLC, an entity affiliated with Pharmsynthez, through March 31, 2022.
(6)	The total beneficial ownership consists of 79,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(7)	The total beneficial ownership consists of 82,956 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(8)	The total beneficial ownership consists of 81,252 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(9)	The total beneficial ownership consists of 79,168 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(10)	The total beneficial ownership consists of 186,781 shares of common stock owned directly and 75,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023.
(11)	The total beneficial ownership consists of 186,781 shares of common stock owned directly, 1,058,773 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2023 and 4,167 shares of restricted stock units that are vested.
(12)	The total beneficial ownership consists of 625,000 shares of common stock owned directly or indirectly by CLS Therapeutics, Ltd. (“CLS”) and 850,000 shares issued on October 12, 2022 to CLS Therapeutics, LLC, an affiliate of CLS, as consideration for the assignment by CLS and its affiliates to the Company of certain patent rights owned by CLS and its affiliates. The address of CLS Therapeutics, Ltd. is Frances House, Sir William Place, St. Peter Port Guernsey, Channel Islands GY1 4HQ.
(13)	The total beneficial ownership consists of 447,122 shares of common stock owned directly or indirectly through SynBio and 451,244 shares issuable upon the conversion of Series B Preferred Stock that are exercisable within 60 days of March 31, 2023. SynBio is a wholly-owned subsidiary of Pharmsynthez. Pharmsynthez may be deemed to have shared voting and shared dispositive power with respect to all the shares owned by SynBio and therefore, Pharmsynthez may be deemed to be the beneficial owner of such shares. The address of PJSC Pharmsynthez is 9 Korpusnaya Street, Letter A 1st Floor, St. Petersburg, 197110, Russia.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,448,380	(1)	$4.53	1,077,257
Equity compensation plans not approved by security holders	14,584	(2)	54.84	–
Total	1,462,964		$5.04	1,077,257

____________________

(1)	Consists of 1,448,380 shares of our common stock to be issued upon the exercise of outstanding stock options and restricted stock units under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Equity Plan.”)
(2)	Represents inducement award granted to Mr. Parslow in 2017 in connection with his employment with the Company that was not covered under the Equity Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The option has a ten-year term and is fully vested.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended December 31, 2022 and December 31, 2021, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and as disclosed below.

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

Certain Related Person Transactions

PJSC Pharmsynthez

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary SynBio LLC (“SynBio”), had a share ownership in the Company of approximately 3% of the total outstanding common stock at March 31, 2023. In addition to its common stock ownership, Pharmsynthez holds approximately 1.5 million shares of our outstanding Series B Preferred Stock at March 31, 2023 and all of our outstanding Series A Preferred Stock. In addition, one of our former directors, Dr. Dmitry Genkin, is the Executive Chairman of the board of directors of Pharmsynthez, and, prior to March 31, 2022, Dr. Grigory Borisenko, one of our current directors, was employed as the Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez. Additionally, one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez. In November 2009, the Company entered into a collaborative research and development license agreement with Pharmsynthez (the “Pharmsynthez Arrangement”) pursuant to which the Company granted an exclusive license to Pharmsynthez to develop, commercialize and market six product candidates based on the Company’s PolyXen and ImuXen technology in certain territories. In exchange, Pharmsynthez granted an exclusive license to the Company to use any preclinical and clinical data developed by Pharmsynthez, within the scope of the Pharmsynthez Arrangement, and to engage in further research, development and commercialization of drug candidates outside of certain territories at the Company’s own expense.

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

The Company entered into a Third Amendment to Loan Agreement and Other Loan Documents with Pharmsynthez, Kevelt and SynBio dated October 31, 2022 (the “Third Pharmsynthez Loan Extension”) primarily to modify the repayment terms and maturity of the Pharmsynthez Loan to May 31, 2023. The terms of the Third Pharmsynthez Loan Extension require certain payments of principal, interest and fees at the signing of the Third Pharmsynthez Loan Extension. In addition, the Third Pharmsynthez Loan Extension requires the repayment of the remaining principal amount, plus interest, in seven (7) monthly installments from November 30, 2022 through May 31, 2023 as well as certain other terms and conditions. All other terms of the Pharmsynthez Loan, as amended, remained in effect. While Pharmsynthez has made certain payments in accordance with the Third Pharmsynthez Loan Extension, all principal and interest payments required to date under the Third Pharmsynthez Loan Extension have not been made to date.

SynBio LLC

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

Serum Institute

Serum Institute had a share ownership of less than 1% of the Company’s total outstanding common stock as of March 31, 2023. One of the Company’s directors, Firdaus Jal Dastoor, is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of Serum Institute. In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute of India Limited (“Serum Institute”) providing Serum Institute an exclusive license to use the Company’s PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. There are no milestone or other research-related payments due under the collaborative arrangement. Through December 31, 2022, no commercial products were developed and no royalty revenue or expense was recognized by the Company related to the arrangement.

CLS Agreements

In April 2022, the Company entered into certain agreements with CLS. One of the Company’s directors, Roger Kornberg, is a member of the scientific advisory board of CLS. However, Mr. Kornberg does not own any equity of CLS and is not receiving any economic benefit as a result of the transactions contemplated by such agreements. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board affirmatively determined that the following directors were independent directors within the meaning of the applicable Nasdaq listing standards for the period during which they served as a member of the Board during fiscal year 2022: Dr. Callaway, Mr. Dastoor, Dr. Kornberg, Mr. Logal, Mr. Vinogradov and Dr. Borisenko.

During fiscal year 2022, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as independence is currently defined in Rule 5605 of the Nasdaq listing standards).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and December 31, 2021, by Marcum LLP, the Company’s principal accountant.

	2022	2021
Audit Fees	$171,454	$160,340
Audit-Related Fees	20,394	52,298
Tax Fees	–	–
All Other Fees	–	–
	$191,848	$212,638

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2022 and 2021.

Audit-Related Fees

Audit related fees during the year ended December 31, 2022 include fees incurred in connection with comfort letters issued in connection with our At-The-Market filing. Audit related fees during the year ended December 31, 2021 include fees incurred in connection with our S-8 and S-3 registration statements filed throughout 2021, including comfort letters and our At-The-Market filing.

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

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2022. Our Audit Committee reviewed all services provided by Marcum LLP in 2022 and concluded that the services provided were compatible with maintaining its independence.

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

XENETIC BIOSCIENCES, INC.

Date: April 28, 2023	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer

