Form 10-Q
period 2023-03-31
Xenetic Biosciences, Inc.
filed 2023-05-11
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the number of outstanding shares of the registrant’s common stock was 15,166,596.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash	$11,994,827	$13,097,265
Prepaid expenses and other	876,539	556,094
Total current assets	12,871,366	13,653,359

Other assets	844,431	1,066,931
Total assets	$13,715,797	$14,720,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$259,180	$287,360
Accrued expenses and other current liabilities	597,185	785,796
Total current liabilities	856,365	1,073,156

Total liabilities	856,365	1,073,156

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	970	970
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 15,193,587 shares issued as of March 31, 2023 and December 31, 2022; 15,166,596 shares outstanding as of March 31, 2023 and December 31, 2022	15,192	15,192
Additional paid in capital	207,825,084	207,756,232
Accumulated deficit	(189,956,172)	(189,099,618)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	12,859,432	13,647,134
Total liabilities and stockholders' equity	$13,715,797	$14,720,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue:
Royalty revenue	$605,844	$388,993
Total revenue	605,844	388,993

Operating costs and expenses:
Research and development	(595,276)	(1,101,399)
General and administrative	(925,743)	(907,309)
Total operating costs and expenses	(1,521,019)	(2,008,708)
Loss from operations	(915,175)	(1,619,715)

Other income:
Other income	4,520	199
Interest income	54,101	25,905
Total other income	58,621	26,104

Net loss	$(856,554)	$(1,593,611)

Basic and diluted loss per share	$(0.06)	$(0.12)

Weighted-average shares of common stock outstanding, basic and diluted	15,166,596	13,440,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2023	2,774,394	$2,774	15,193,587	$15,192	$207,756,232	$(189,099,618)	$253,734	$(5,281,180)	$13,647,134
Share-based expense	–	–	–	–	68,852	–	–	–	68,852
Net loss	–	–	–	–	–	(856,554)	–	–	(856,554)
Balance as of March 31, 2023	2,774,394	$2,774	15,193,587	$15,192	$207,825,084	$(189,956,172)	$253,734	$(5,281,180)	$12,859,432

THREE MONTHS ENDED MARCH 31, 2022

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2022	2,774,394	$2,774	13,466,603	$13,465	$205,952,729	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257
Share-based expense	–	–	–	–	119,595	–	–	–	119,595
Exercise of purchase warrants	–	–	1,684	2	(2)	–	–	–	–
Net loss	–	–	–	–	–	(1,593,611)	–	–	(1,593,611)
Balance as of March 31, 2022	2,774,394	$2,774	13,468,287	$13,467	$206,072,322	$(184,140,876)	$253,734	$(5,281,180)	$16,920,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(856,554)	$(1,593,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use asset	–	9,475
Share-based expense	68,852	119,595
Changes in operating assets and liabilities:
Prepaid expenses and other	(320,445)	(262,444)
Other assets	222,500	(2,871)
Accounts payable, accrued expenses and other liabilities	(216,791)	(357,835)
Net cash used in operating activities	(1,102,438)	(2,087,691)

Net change in cash	(1,102,438)	(2,087,691)
Cash at beginning of period	13,097,265	18,244,030

Cash at end of period	$11,994,827	$16,156,339

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock from cashless exercise of purchase warrants	$–	$2

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

Effects of the COVID-19 Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the outbreak of a novel strain of coronavirus, or COVID-19. The pandemic significantly affected economic conditions in the U.S., accelerating during the first half of March 2020 and continuing throughout 2021 and 2022 and into 2023, as federal, state and local governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. economy. The Company continues to evaluate the effects of the COVID-19 pandemic on its business and while there has been no significant impact to the Company’s operations to date, the Company at this time remains uncertain of the impact this event may have on the Company’s future operations. The extent to which the COVID-19 pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, and such uncertainty is expected to continue for some time.

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

3.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023, and amended on April 28, 2023.

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

Financial instruments that potentially subject the Company to credit risk consist primarily of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The Company’s cash consisted primarily of money market funds held at SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve and FDIC rolled out emergency measures to fully protect all depositors of SVB and on March 13, 2023, we had full access to our cash on deposit with SVB. As of March 31, 2023, the Company had transferred its primary banking relationship to a large financial institution and all cash on deposit is covered under federally insured limits.

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

For the three months ended March 31, 2023 and 2022, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modified the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updated the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. This may result in earlier recognition of allowance for losses. The Company adopted ASU 2016-13 as of January 1, 2023 and the adoption did not have a material effect on our consolidated financial statements.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. ( together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.6 million and $0.4 million were recorded as revenue by the Company during the three months ended March 31, 2023 and 2022, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

CLS Therapeutics Ltd. (“CLS”)

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

Concurrent with the Sublicense Agreement, the Company entered into an Exclusive License Agreement (the “License Agreement”) with CLS, pursuant to which the Company received an exclusive license under certain patent rights and know-how owned or controlled by CLS to develop and commercialize pharmaceutical products and methods incorporating DNase in conjunction with CAR T therapies (the “Licensed Products”). Under the terms of the License Agreement, the Company will have sole responsibility for, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Licensed Products in the U.S. and certain European markets, and to commercialize such Licensed Products in the relevant market once marketing approval is obtained.

Volition Collaboration

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

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW is expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase. Unless earlier amended or terminated, the manufacturing services contemplated by the SOW are currently targeted to be completed by the first half of 2024. The SOW is terminable by the Company at any time with 30 days' prior written notice to Catalent. The SOW also contains customary provisions related to, among other things, confidentiality, warranties, intellectual property and indemnification. The Company has paid Catalent approximately $1.0 million through March 31, 2023, of which $0.4 million and $0.3 million has been recognized as an advance payment and is included in prepaid expenses and other as of March 31, 2023 and December 31, 2022, respectively.

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

No payments were made to Scripps Research under this agreement through March 31, 2023. As of March 31, 2023, the Company has recorded accrued program expense of approximately $40,000 in connection with this agreement as a component of accrued expenses and other current liabilities.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2023. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three months ended March 31, 2023 and 2022, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2023 and 2022.

6.	Stockholders’ Equity

Warrants

In connection with its July 2021 private placement, the Company issued warrants to purchase an aggregate of 4,629,630 shares of the Company’s common stock (the “Series A Warrants”). The Series A Warrants are immediately exercisable at a price of $3.30 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the three months ended March 31, 2023 and 2022.

In addition, the Company has publicly traded warrants to purchase approximately 21,000 shares of common stock outstanding as of both March 31, 2023 and December 31, 2022. These warrants have an exercise price of $13.00 per share and expire on July 17, 2024. The warrants trade on Nasdaq under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. None of these warrants were exercised during the three months ended March 31, 2023. Warrants to purchase 1,684 shares of common stock were exercised on a cashless, one-for-one basis during the three months ended March 31, 2022. None of these warrants were forfeited during the three months ended March 31, 2023 and 2022.

The Company also has outstanding warrants to purchase approximately 8,000 shares of the Company’s common stock as of March 31, 2023 and December 31, 2022. These warrants have an exercise price of $2.91 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three months ended March 31, 2023 and 2022.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock units (“RSUs”) was approximately $0.1 million during each of the three months ended March 31, 2023 and 2022.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$13,688	$19,178
General and administrative expenses	55,164	100,417
	$68,852	$119,595

Employee Stock Options

No stock option awards to purchase shares of common stock were granted during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company granted 200,000 stock option awards to purchase shares of common stock. The Company recognized a total of approximately $0.1 million of compensation expense related to employee stock options during each of the three months ended March 31, 2023 and 2022. No employee stock options or RSUs were exercised and none expired during the three months ended March 31, 2023 and 2022.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, non-employee stock option grants to purchase approximately 1,000 shares of common stock expired. No non-employee stock option grants expired during the three months ended March 31, 2022. The Company did not recognize any expense related to non-employee stock options during the three months ended March 31, 2023 and 2022, respectively.

8.	Income Taxes

During the three months ended March 31, 2023 and 2022, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $38.7 million and $38.6 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company did not record any unrecognized tax positions.

9.	Commitments and contingencies

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$–	$9,475

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	March 31, 2023	March 31, 2022
Right-of-use assets - ST	Prepaid expenses and other	$–	$17,568
Current lease liabilities	Accrued expenses and other current liabilities	$–	$17,568

10.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023, as amended on April 28, 2023.

During the fourth quarter of 2019, the Company entered into a loan agreement with Pharmsynthez (the “Pharmsynthez Loan”), pursuant to which the Company advanced Pharmsynthez an aggregate principal amount of up to $500,000 to be used for the development of a specific product under the Company’s Co-Development Agreement with Pharmsynthez. The Pharmsynthez Loan had an initial term of 15-months and accrued interest at a rate of 10% per annum. The Pharmsynthez Loan is guaranteed by all of the operating subsidiaries of Pharmsynthez, including SynBio and AS Kevelt, and is secured by all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio.

The Pharmsynthez Loan has been amended at various times primarily to extend the principal repayment schedule and maturity date. The Pharmsynthez Loan, as amended, currently has a maturity date of May 31, 2023 and requires the repayment of the remaining principal amount, plus interest, in seven (7) monthly installments from November 30, 2022 through May 31, 2023 as well as certain other terms and conditions. While Pharmsynthez has made certain payments in accordance with the repayment schedule, all principal and interest payments required to date under the Pharmsynthez Loan, as amended, have not been made. As a result, the Company has classified the loan receivable as long-term as of March 31, 2023 and December 31, 2022. The Company assessed the collectability of the loan and determined that the U.S.-based collateral held by the Company, consisting of all of the common and preferred stock of the Company owned by Pharmsynthez and SynBio, was adequate to support the repayment of the outstanding principal balance. As of March 31, 2023 and December 31, 2022, approximately $0.2 million and $0.4 million, respectively, was included in other assets on the condensed consolidated balance sheet. The Company did not recognize any interest income related to this loan during the three months ended March 31, 2023. The Company recognized approximately $9,000 of interest income related to this loan during the three months ended March 31, 2022.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. Our DNase platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs, which have been implicated in cancer progression and resistance to cancer treatments. We licensed the DNase oncology platform in April 2022 and are focusing the majority of our resources on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors. We also have a personalized CAR T platform technology, XCART™, to develop cell-based therapeutics targeting the unique B-cell receptor on the surface of an individual patient’s malignant tumor cells, for the treatment of B-cell lymphomas. Additionally, we have partnered with biotechnology and pharmaceutical companies to develop our proprietary drug delivery platform, PolyXen, and receive royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three months ended March 31, 2023, was on the licensing and advancement of our DNase platform.

Impact of the Conflict in Ukraine on Our Operations

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 2023 and 2022

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2023 to the fiscal quarter ended March 31, 2022 is as follows:

Description	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$605,844	$388,993	$216,851	55.7
Operating costs and expenses:
Research and development	(595,276)	(1,101,399)	(506,123)	(46.0)
General and administrative	(925,743)	(907,309)	18,434	2.0
Total operating costs and expenses	(1,521,019)	(2,008,708)	(487,689)	(24.3)
Loss from operations	(915,175)	(1,619,715)	(704,540)	(43.5)
Other income:
Other income	4,520	199	4,321	2,171.4
Interest income	54,101	25,905	28,196	108.8

Net loss	$(856,554)	$(1,593,611)	$(737,057)	(46.3)

Revenue

Revenue for the three months ended March 31, 2023 increased by $0.2 million, or 55.7%, to $0.6 million from approximately $0.4 million for the three months ended March 31, 2022. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2022.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended March 31, 2023 decreased by approximately $0.5 million, or 46.0%, to approximately $0.6 million from approximately $1.1 million in the comparable quarter in 2022. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended March 31, 2023 and 2022:

	Quarter Ended
Category of Expense	March 31, 2023	March 31, 2022
Outside services and contract research organizations	$423,868	$833,670
Personnel costs	124,793	111,984
Share-based expense	13,688	19,178
Other	32,927	136,567
Total research and development expense	$595,276	$1,101,399

The decrease in outside services and contract research organizations expense was primarily due to decreased spending in connection with our XCART platform technology which was partially offset by costs related to our initial development efforts associated with our DNase platform. We licensed the DNase platform in April 2022 and expect to direct our efforts and resources on the development of this newly acquired technology. As a result, we suspended development of our XCART technology platform. The decrease in other expense was due to lower consulting costs incurred during the first quarter of 2023 compared to the same period in 2022. Consulting costs during the three months ended March 31, 2002 were related to the licensing of the DNase oncology platform from CLS. There were no similar consulting costs incurred during the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 increased by approximately $18,000, or 2.0%, to approximately $926,000 from approximately $907,000 in the comparable quarter in 2022. The increase was primarily due to an increase in accounting fees during the three months ended March 31, 2023 compared to the same period in 2022.

Other Income

Other income was approximately $4,500 for the three months ended March 31, 2023 compared to approximately $200 of other income for the same period in 2022. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the three months ended March 31, 2023 as compared to the same period in 2022.

Interest Income

Interest income increased to approximately $54,000 during the three months ended March 31, 2023 as compared to approximately $26,000 for the same period in the prior year. This increase is primarily due to higher interest rates on invested funds during the three months ended March 31, 2023 compared to the same period in 2022. This increase was partially offset by a decrease in interest income on our loan with Pharmsynthez.

Liquidity and Capital Resources

We incurred a net loss of approximately $0.9 million for the three months ended March 31, 2023. We had an accumulated deficit of approximately $190.0 million at March 31, 2023, as compared to an accumulated deficit of approximately $189.1 million at December 31, 2022. Working capital was approximately $12.0 million at March 31, 2023, and $12.6 million at December 31, 2022. During the three months ended March 31, 2023, our working capital decreased by $0.6 million primarily due to our net loss for the three months ended March 31, 2023.

Our principal source of liquidity consists of cash. At March 31, 2023, we had approximately $12.0 million in cash and $0.9 million in current liabilities. At December 31, 2022, we had approximately $13.1 million in cash and $1.1 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. We maintained our cash primarily with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve and FDIC rolled out emergency measures to fully protect all depositors of SVB and, on March 13, 2023, we had full access to our cash on deposit with SVB. As of March 31, 2023, we have transferred our primary banking relationship to a large financial institution and all cash on deposit is covered under federally insured limits.

Cash Flows from Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2023 totaled approximately $1.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense and principal repayments on the Pharmsynthez Loan. In addition, prepaid expenses increased and current liabilities decreased during the three months ended March 31, 2023. Cash flows used in operating activities for the three months ended March 31, 2022 totaled approximately $2.1 million, which was primarily due to our net loss for the period offset by non-cash charges associated with share-based expense. In addition, prepaid expenses increased and current liabilities decreased during the three months ended March 31, 2022.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2023 and 2022.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2023 and 2022.

Contractual Obligations and Commitments

As of March 31, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023, as amended on April 28, 2023.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023, as amended on April 28, 2023, for a discussion of recent accounting standards.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes may differ materially from our estimates, judgments and assumptions. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023, as amended on April 28, 2023.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023, as amended on April 28, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
10.1*#	Research Funding and Option Agreement, dated March 17, 2023, between the Company and the Scripps Research Institute.
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.
#	Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

May 11, 2023	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

