Form 10-Q
period 2023-09-30
Xenetic Biosciences, Inc.
filed 2023-11-09
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, the number of outstanding shares of the registrant’s common stock was 1,540,684.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash	$9,776,073	$13,097,265
Prepaid expenses and other	1,480,562	556,094
Total current assets	11,256,635	13,653,359

Other assets	704,431	1,066,931
Total assets	$11,961,066	$14,720,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$448,558	$287,360
Accrued expenses and other current liabilities	619,939	785,796
Total current liabilities	1,068,497	1,073,156

Total liabilities	1,068,497	1,073,156

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,804	1,804
Series A, $0.001 par value: 970,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	970	970
Common stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,535,301 and 1,519,360 shares issued as of September 30, 2023 and December 31, 2022, respectively; 1,532,600 and 1,516,659 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1,536	1,520
Additional paid in capital	207,978,395	207,769,904
Accumulated deficit	(192,062,690)	(189,099,618)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	10,892,569	13,647,134
Total liabilities and stockholders' equity	$11,961,066	$14,720,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022

Revenue:
Royalty revenue	$611,174	$414,250	$1,868,023	$1,219,953
Total revenue	611,174	414,250	1,868,023	1,219,953

Operating costs and expenses:
Research and development	(1,020,618)	(398,803)	(2,519,137)	(3,577,701)
General and administrative	(737,241)	(863,233)	(2,608,934)	(2,796,832)
Total operating costs and expenses	(1,757,859)	(1,262,036)	(5,128,071)	(6,374,533)
Loss from operations	(1,146,685)	(847,786)	(3,260,048)	(5,154,580)

Other income (expense):
Other income (expense)	(666)	(1,706)	24,976	(2,583)
Interest income, net	91,796	45,475	272,000	87,345
Total other income	91,130	43,769	296,976	84,762

Net loss	$(1,055,555)	$(804,017)	$(2,963,072)	$(5,069,818)

Basic and diluted net loss per share	$(0.69)	$(0.56)	$(1.94)	$(3.64)

Weighted-average shares of common stock outstanding, basic and diluted	1,532,600	1,431,659	1,524,717	1,394,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance as of July 1, 2023	2,774,394	$2,774	1,535,301	$1,536	$207,908,129	$(191,007,135)	$253,734	$(5,281,180)	$11,877,858
Share-based expense	–	–	–	–	70,266	–	–	–	70,266
Net loss	–	–	–	–	–	(1,055,555)	–	–	(1,055,555)
Balance as of September 30, 2023	2,774,394	$2,774	1,535,301	$1,536	$207,978,395	$(192,062,690)	$253,734	$(5,281,180)	$10,892,569

NINE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of January 1, 2023	2,774,394	$2,774	1,519,360	$1,520	$207,769,904	$(189,099,618)	$253,734	$(5,281,180)	$13,647,134
Issuance of common stock to adjust for reverse split rounding	–	–	15,941	16	(16)	–	–	–	–
Share-based expense	–	–	–	–	208,507	–	–	–	208,507
Net loss	–	–	–	–	–	(2,963,072)	–	–	(2,963,072)
Balance as of September 30, 2023	2,774,394	$2,774	1,535,301	$1,536	$207,978,395	$(192,062,690)	$253,734	$(5,281,180)	$10,892,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of July 1, 2022	2,774,394	$2,774	1,434,360	$1,435	$207,025,224	$(186,813,066)	$253,734	$(5,281,180)	$15,188,921
Share-based expense	–	–	–	–	137,364	–	–	–	137,364
Net loss	–	–	–	–	–	(804,017)	–	–	(804,017)
Balance as of September 30, 2022	2,774,394	$2,774	1,434,360	$1,435	$207,162,588	$(187,617,083)	$253,734	$(5,281,180)	$14,522,268

NINE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of January 1, 2022	2,774,394	$2,774	1,346,661	$1,347	$205,964,847	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257
Issuance of common stock in connection with purchase of in-process research and development	–	–	87,500	88	804,912	–	–	–	805,000
Share-based expense	–	–	–	–	392,829	–	–	–	392,829
Exercise of purchase warrants	–	–	199	–	–	–	–	–	–
Net loss	–	–	–	–	–	(5,069,818)	–	–	(5,069,818)
Balance as of September 30, 2022	2,774,394	$2,774	1,434,360	$1,435	$207,162,588	$(187,617,083)	$253,734	$(5,281,180)	$14,522,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,963,072)	$(5,069,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	–	1,305,000
Amortization of right of use asset	–	27,043
Share-based expense	208,507	392,829
Changes in operating assets and liabilities:
Prepaid expenses and other	(924,468)	133,253
Other assets	362,500	(313,920)
Accounts payable, accrued expenses and other liabilities	(4,659)	(370,245
Net cash used in operating activities	(3,321,192)	(3,895,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire in-process research and development	–	(500,000)
Net cash used in investing activities	–	(500,000)

Net change in cash	(3,321,192)	(4,395,858)
Cash at beginning of period	13,097,265	18,244,030

Cash at end of period	$9,776,073	$13,848,172

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock from cashless exercise of purchase warrants	$–	$2
Issuance of common stock to acquire in-process research and development	$–	$805,000

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. However, the Company anticipates it may need additional capital in the long-term to pursue its business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore was not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. On May 15, 2023, the Company effected a reduction, on a 1-for-10 basis, in its authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding (the “Reverse Stock Split”). On May 30, 2023, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the Bid Price Requirement as a result of the closing bid price of the Company’s common stock being at $1.00 per share or greater for the 10 consecutive business days from May 15, 2023 through May 26, 2023 and that this matter is now closed.

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

For the three and nine months ended September 30, 2023 and 2022, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

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

Takeda Pharmaceutical Co. Ltd. ( together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.6 million and $1.9 million were recorded as revenue by the Company during the three and nine months ended September 30, 2023, respectively, and approximately $0.4 million and $1.2 million were recorded as revenue by the Company during the three and nine months ended September 30, 2022, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

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

Volition Collaboration

On August 2, 2022, the Company announced a research and development collaboration with Belgian Volition SARL Limited (“Volition”) to develop NETs-targeted adoptive cell therapies for the treatment of cancer. The collaboration is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® technology Test and the Company’s DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration. On July 10, 2023 the Company entered into the first Collaborator Statement of Work as part of this collaboration with Volition.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW is expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase. The SOW is terminable by the Company at any time with 30 days’ prior written notice to Catalent. The SOW also contains customary provisions related to, among other things, confidentiality, warranties, intellectual property and indemnification. The Company has paid Catalent approximately $2.4 million through September 30, 2023, of which $0.9 million and $0.3 million has been recognized as an advance payment and is included in prepaid expenses and other as of September 30, 2023 and December 31, 2022, respectively.

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

The Company has paid Scripps Research approximately $0.5 million under the Agreement through September 30, 2023, of which approximately $0.3 million has been recognized as an advance payment and is included in prepaid expenses and other as of September 30, 2023.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2023. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and nine months ended September 30, 2023 and 2022, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022.

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

Warrants

In connection with its July 2021 private placement, the Company issued warrants to purchase an aggregate of 462,963 shares of the Company’s common stock (the “Series A Warrants”). The Series A Warrants are immediately exercisable at a price of $33.00 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the three and nine months ended September 30, 2023 and 2022.

In addition, the Company has publicly traded warrants to purchase approximately 2,100 shares of common stock outstanding as of both September 30, 2023 and December 31, 2022. These warrants have an exercise price of $130.00 per share and expire on July 17, 2024. The warrants trade on Nasdaq under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. None of these warrants were exercised during the three and nine months ended September 30, 2023. Warrants to purchase approximately 199 shares of common stock were exercised on a cashless, one-for-one basis during the nine months ended September 30, 2022. No warrants were exercised during the three months ended September 30, 2022. None of these warrants were forfeited during the three and nine months ended September 30, 2023 and 2022.

The Company also has outstanding warrants to purchase approximately 800 shares of the Company’s common stock as of September 30, 2023 and December 31, 2022. These warrants have an exercise price of $29.09 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three and nine months ended September 30, 2023 and 2022.

7.	Share-Based Expense

Total share-based expense related to stock options, restricted stock units and common stock awards was approximately $0.1 million for each of the three months ended September 30, 2023 and 2022 and approximately $0.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$13,961	$23,382	$41,427	$65,688
General and administrative expenses	56,305	113,982	167,080	327,141
	$70,266	$137,364	$208,507	$392,829

Employee Stock Options

No stock option awards to purchase shares of common stock were granted during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company granted 20,000 stock option awards to purchase shares of common stock. The Company recognized a total of $0.1 million of share-based expense related to employee stock options during each of the three months ended September 30, 2023 and 2022 and $0.2 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively. No employee stock options or RSUs were exercised and none expired during the three and nine months ended September 30, 2023 and 2022.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during the three and nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, non-employee stock option grants to purchase approximately 100 shares of common stock expired. No non-employee stock option grants expired during the nine months ended September 30, 2022. The Company did not recognize any share-based expense related to non-employee stock options during the three and nine months ended September 30, 2023 and 2022, respectively.

8.	Income Taxes

During the three and nine months ended September 30, 2023 and 2022, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $39.2 million and $38.6 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company did not record any unrecognized tax positions.

9.	Commitments and Contingencies

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$–	$27,043

Effective October 1, 2022, the Company did not apply the provisions of ASU 2016-02 as its leases had terms of 12-month or less at inception. As of September 30, 2023, total minimum lease payments were approximately $25,000.

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

Pharmsynthez paid all obligations due under the Pharmsynthez Loan in May 2023, and no further amounts are due under the Pharmsynthez Loan. As a result, the Company recognized approximately $65,000 of income related to interest and fees associated with the Pharmsynthez Loan including approximately $40,000 related to interest income during the nine months ended September 30, 2023. The Company recognized approximately $9,000 of interest income related to the Pharmsynthez Loan during the nine months ended September 30, 2022. As of December 31, 2022, approximately $0.4 million was included in other assets on the condensed consolidated balance sheet. No amounts were outstanding as of September 30, 2023.

11.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as discussed below. On October 24, 2023, all of the Company’s Series A Preferred Stock was converted into approximately 8,000 shares of common stock.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three and nine months ended September 30, 2023, was on the advancement of our DNase platform.

Impact of the Conflict in Ukraine on Our Operations

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2023 and 2022

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2023 to the fiscal quarter ended September 30, 2022 is as follows:

Description	Quarter Ended September 30, 2023	Quarter Ended September 30, 2022	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$611,174	$414,250	$196,924	47.5%
Operating costs and expenses:
Research and development	(1,020,618)	(398,803)	621,815	155.9
General and administrative	(737,241)	(863,233)	(125,992)	(14.6)
Total operating costs and expenses	(1,757,859)	(1,262,036)	495,823	39.3
Loss from operations	(1,146,685)	(847,786)	298,899	35.3
Other income (expense):
Other expense	(666)	(1,706)	(1,040)	(61.0)
Interest income, net	91,796	45,475	46,321	101.9

Net loss	$(1,055,555)	$(804,017)	$251,538	31.3

Revenue

Revenue for the three months ended September 30, 2023 increased by approximately $0.2 million, or 47.5%, to approximately $0.6 million from approximately $0.4 million for the three months ended September 30, 2022. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) as compared to the same period in 2022.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended September 30, 2023 increased by approximately $0.6 million, or 155.9%, to approximately $1.0 million from approximately $0.4 million in the comparable quarter in 2022. The table below sets forth the R&D costs incurred by us by category of expense for the quarters ended September 30, 2023 and 2022:

	Quarter Ended,
Category of Expense	September 30, 2023	September 30, 2022
Outside services and contract research organizations	$877,647	$214,453
Personnel costs	88,557	112,875
Share-based expense	13,961	23,382
Other	40,453	48,093
Total research and development expense	$1,020,618	$398,803

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 decreased by approximately $0.1 million, or 14.6%, to approximately $0.7 million from approximately $0.9 million in the comparable quarter in 2022. The decrease was primarily due to decreases in personnel costs and share-based expense during the three months ended September 30, 2023 compared to the same period in 2022.

Other Income (Expense)

Other expense was approximately $700 for the three months ended September 30, 2023 compared to approximately $1,700 of other expense for the same period in 2022. This decrease in other expense was primarily related to favorable changes in foreign currency exchange rates during the three months ended September 30, 2023 as compared to the same period in 2022.

Interest Income

Interest income increased to approximately $92,000 during the three months ended September 30, 2023 as compared to approximately $45,000 for the same period in the prior year. This increase is due to higher interest rates on invested funds during the three months ended September 30, 2023 compared to the same period in 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

The comparison of our historical results of operations for the nine months ended September 30, 2023 to the nine months ended September 30, 2022 is as follows:

Description	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$1,868,023	$1,219,953	$648,070	53.1%
Operating costs and expenses:
Research and development	(2,519,137)	(3,577,701)	(1,058,564)	(29.6)
General and administrative	(2,608,934)	(2,796,832)	(187,898)	(6.7)
Total operating costs and expenses	(5,128,071)	(6,374,533)	(1,246,462)	(19.6)
Loss from operations	(3,260,048)	(5,154,580)	(1,894,532)	(36.8)
Other income (expense):
Other income (expense)	24,976	(2,583)	27,559	1,066.9
Interest income, net	272,000	87,345	184,655	211.4

Net loss	$(2,963,072)	$(5,069,818)	$(2,106,746)	(41.6)

Revenue

Revenue for the nine months ended September 30, 2023 increased by $0.6 million, or 53.1%, to $1.9 million from approximately $1.2 million for the nine months ended September 30, 2022. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2022.

Research and Development Expenses

Overall, R&D expenses for the nine months ended September 30, 2023 decreased by $1.1 million, or 29.6% to $2.5 million from $3.6 million in the comparable period in 2022 primarily due to in-process research and development (“IPR&D”) expense of $1.3 million. During the nine months ended September 30, 2022, the Company expensed $1.3 million of IPR&D associated with the Company’s licensing of the DNase oncology platform. There was no similar expense in 2023. Excluding the $1.3 million of IPR&D expense from total R&D expense of approximately $3.6 million for the nine months ended September 30, 2022, R&D expenses for the nine months ended September 30, 2023 increased approximately $0.2 million, or 10.8% to $2.5 million, from approximately $2.3 million for the nine months ended September 30, 2022. The table below sets forth the R&D costs incurred by us, by category of expense, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended,
Category of Expense	September 30, 2023	September 30, 2022
IPR&D expense	$–	$1,305,000
Outside services and contract research organizations	2,034,601	1,751,134
Salaries and wages	340,307	345,232
Share-based expense	41,427	65,688
Other	102,802	110,647
Total research and development expense	$2,519,137	$3,577,701

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 was $2.6 million, decreasing approximately $0.2 million, or 6.7%, compared to the same period in the prior year. The decrease was primarily due to decreases in share-based expense, legal costs and personnel costs partially offset by increases in accounting and consulting costs during the nine months ended September 30, 2023 as compared to the same period in 2022.

Other Income (Expense)

Other income was approximately $25,000 for the nine months ended September 30, 2023 compared to approximately $2,600 of other expense for the same period in 2022. This increase in other income was primarily related to fees associated with the Pharmsynthez Loan recognized during the nine months ended September 30, 2023. There were no similar fees received in the same period in 2022.

Interest Income

Interest income increased to approximately $0.3 million during the nine months ended September 30, 2023 as compared to approximately $0.1 million for the same period in the prior year. This increase is due to higher interest rates on invested funds during the nine months ended September 30, 2023 compared to the same period in 2022 as well as an increase in interest income on the Pharmsynthez Loan.

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

Liquidity and Capital Resources

We incurred a net loss of approximately $3.0 million for the nine months ended September 30, 2023. We had an accumulated deficit of approximately $192.1 million at September 30, 2023, as compared to an accumulated deficit of approximately $189.1 million at December 31, 2022. Working capital was approximately $10.2 million at September 30, 2023, and $12.6 million at December 31, 2022. During the nine months ended September 30, 2023, our working capital decreased by $2.4 million primarily due to our net loss for the nine months ended September 30, 2023, partially offset by proceeds from the repayment of the Pharmsynthez Loan.

Our principal source of liquidity consists of cash. At September 30, 2023, we had approximately $9.8 million in cash and $1.1 million in current liabilities. At December 31, 2022, we had approximately $13.1 million in cash and $1.1 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2023 totaled approximately $3.3 million, which was primarily due to our net loss for the period as well as advance payments made in accordance with our statement of work with Catalent, partially offset by cash received from the repayment of the Pharmsynthez Loan. Cash flows used in operating activities for the nine months ended September 30, 2022 totaled approximately $3.9 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with acquired IPR&D and share-based expense. In addition, current liabilities decreased during the nine months ended September 30, 2022.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 totaled $500,000, which represented cash paid to license the DNase oncology platform. There were no cash flows from investing activities for the nine months ended September 30, 2023.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the nine months ended September 30, 2023 and 2022.

Contractual Obligations and Commitments

As of September 30, 2023, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023, as amended on April 28, 2023.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 9, 2023	By:	/S/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

