Form 10-K
period 2023-12-31
Xenetic Biosciences, Inc.
filed 2024-03-21
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2023

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completely second fiscal quarter, based upon the closing price of the registrant’s common stock on the Nasdaq Capital Market on that date of $3.28, was approximately $5,026,928. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2024, the number of outstanding shares of the registrant’s common stock was 1,540,684.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders, information statement or an amendment to this Annual Report on Form 10-K. The registrant intends to file a definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2023.

XENETIC BIOSCIENCES, INC.

2023 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning: anticipated effects of geopolitical events, including the conflicts in the Ukraine and the Middle East and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings, including but not limited to, any Investigational New Drug (“IND”) filing or any New Drug Application (“NDA”); the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development along with the likelihood and extent of competition to our drug candidates; our plans to advance innovative immune-oncology technologies addressing hard to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) platform, such as regarding the DNase platform being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”) and our expectations to prioritize our efforts and resources on this newly licensed technology; our expectations regarding our PolyXen® platform; and all statements under the heading “Opportunity to Address Multiple Oncology Indications”.

In some cases, these statements may be identified by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “seek,” “approximately,” “intend,” “predict,” “potential,” “projects,” “upcoming”, “opportunity”, “target” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Some factors that could cause actual results to differ materially include without limitation:

•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase or PolyXen technologies;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market;
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;

ii

•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the Russian invasion of Ukraine and conflict in the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Our brand and product names, including but not limited to, XDNASE™, XCART™, OncoHist™, PolyXen®, ErepoXen™ and ImuXen™ contained in this Annual Report are trademarks, registered trademarks or service marks of Xenetic Biosciences, Inc. and/or its subsidiaries in the United States of America (“USA” or “U.S.”) and certain other countries. All other company and product names may be trademarks of the respective companies with which they are associated.

iii

Summary Risk Factors

Our business is subject to numerous risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K. Some of the principal risks relating to our business include:

•	We have never been profitable and may never achieve or sustain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

•	We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

•	We may not continue to meet the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”), which could result in a delisting of our common shares.

•	Our business is substantially dependent on the success of the DNase oncology platform.

•	We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

•	We are an early-stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

•	If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.

•	We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.

•	Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

•	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

•	If we enter into one or more collaborations, we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.

•	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our pharmaceutical products.

iv

•	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.

•	If we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate, or the approval may be for a more narrow indication than we expect.

•	If we obtain regulatory approval for a drug candidate, our drug candidate will remain subject to regulatory scrutiny.

•	The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

•	The commercial potential of a pharmaceutical candidate in development is difficult to predict. If the market size for a new drug candidate or technology is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.

•	Failure to obtain or maintain adequate coverage and reimbursement for our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

•	We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.

•	We may not be successful in our efforts to identify or discover additional pharmaceutical products.

•	The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

•	We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest a significant amount of resources to develop these capabilities.

•	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

•	If we fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

•	Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.

•	We may not be able to protect our intellectual property rights throughout the world.

•	If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.

•	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

v

•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

•	Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

•	Our future success depends on our ability to retain principal members of our executive team, consultants and advisors and to attract, retain and motivate qualified personnel.

•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

•	We are a party to collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.

•	The market price of our securities may be highly volatile, and you may not be able to sell our securities.

•	Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

•	Our preferred stockholders have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of our preferred stockholders differing from those of our common stockholders.

vi

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. Our proprietary DNase platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs, which have been implicated in cancer progression and resistance to cancer treatments.

The DNase platform is designed to target NETs, which are weblike structures composed of extracellular chromatin coated with histones and other proteins. NETs are expelled by activated neutrophils, in response to microbial or pro-inflammatory challenges. However, excessive production or reduced clearance of NETs can lead to aggravated inflammatory, hypercoagulability and autoimmune pathologies, as well as creation of pro-tumorigenic niches in the case of cancer growth and metastasis.

We are focused on advancing the development of our DNase platform toward a first-in-human, multicenter, dose escalation and dose-expansion study of IV rhDNase I in subjects with locally advanced or metastatic solid tumors. Our systemic DNase program is initially targeting multi-billion-dollar indications including pancreatic cancer (which includes pancreatic ductal adenocarcinoma (“PDAC”)), colorectal carcinoma (“CRC”) and other gastrointestinal cancers. These are all cancer indications with significant unmet need, and with opportunities for substantial improvement of the currently available therapeutic options. PDAC has a low rate of early diagnosis, a high mortality rate and a poor five-year survival prognosis. Symptoms are usually non-specific and as a result, PDAC is often not diagnosed until it reaches an advanced stage. Once the disease has metastasized, or spread to other organs, it becomes especially hard to treat. Each year, about 185,000 individuals globally are diagnosed with this condition; and in 2021, the Surveillance, Epidemiology and End Results program, or SEER, of the National Cancer Institute estimated that in the United States there would be approximately 60,000 individuals diagnosed with pancreatic cancer. The overall five-year survival rate among pancreatic cancer patients is 7-8%, which constitutes the highest mortality rate among solid tumor malignancies; among those diagnosed with metastatic disease, the overall five-year survival rate is only 3%. Recent developments that have improved the survival in many cancer types have not been effective for pancreatic cancer patients, highlighting the urgent need for the development of newer, more effective therapeutic options. For those few patients that present with earlier stage PDAC, surgical resection followed by chemotherapy is possible, but for the majority of PDAC patients which present at diagnosis with advanced disease, chemotherapy is the only option, and has only very limited benefit. Second-line patients that were diagnosed already with metastatic disease have even fewer therapeutic options. The only approved regimen for second-line patients is Onivyde® in combination with 5FU and LV. For these Stage IV at diagnosis patients reaching second-line therapy, median overall survival is only 4.7 months (Macarulla et al, Pancreas 2020 ).

CRC is the second most common cause of cancer death in the United States after lung cancer. CRC is the third most commonly diagnosed cancer in males and the second in females, globally, according to the World Health Organization GLOBOCAN database. In the United States, CRC is the second most common cause of cancer death after lung cancer. According to data from the NCI’s Surveillance, Epidemiology, and End Results (“SEER) Program, it is estimated that in 2023 approximately 153,000 individuals in the U.S. will be diagnosed with colon cancer, and an estimated 53,000 will die of the disease. CRC is in decline in older patients (>65 years) but that is offset by a steady increase in CRC diagnoses and deaths in individuals younger than 55 years of age. Despite continued overall declines, CRC is rapidly shifting to diagnosis at a younger age, at a more advanced stage, and in the left colon/rectum. If CRC is diagnosed at a localized stage, the 5-year survival rate is 91%. However, if the cancer has spread to surrounding tissues or organs and/or the regional lymph nodes, the 5-year relative survival rate is 72%. There are numerous treatment options for earlier stage CRC patients, but as they progress to advanced and metastatic disease (“mCRC”), those options become limited. Approximately 22% of CRC cases have metastasis at presentation, and 19% will develop metastasis after primary tumor removal. Unfortunately, if CRC has spread to distant parts of the body, the 5-year relative survival rate is 13%.

All major guidelines recommend patients with mCRC undergo testing of DNA for high DNA microsatellite instability (MSI-H), a mutation found in approximately 10% of all CRC, and up to 5% of mCRC. CRC patients that are MSI-H/MMRd (or “mismatch repair deficient”) are candidates for immunotherapy using immune checkpoint inhibitors (“ICIs”); at present, there are three ICIs approved for MSI-H/MMRd CRC – Keytruda, Opdivo (anti-PD-1 antibodies) and Yervoy (anti-CTLA-4 antibody). While the ICI response rates in this small subset of CRC are encouraging at around 50%, a significant number of patients are resistant, or become refractory to ICI therapy. However, the vast majority of mCRC patients (>90%) are microsatellite stable (“MSS”) and mismatch repair proficient (“MMRp”), where ICIs have not been shown to provide benefit. The lack of ICI response in this subset is due to poor immunogenicity and immunosuppression. Again, this highlights the urgent need for the development of newer, more effective therapeutic options.

A substantial amount of scientific literature has implicated NETs in the context of cancer pathogenesis and resistance to cancer therapies (including chemo, radio, and immunotherapies such as checkpoint inhibitors and cell therapies). In published reports, elevated levels of NETs have been a biomarker associated with poor prognosis in patients with a variety of cancers and in particular, in gastrointestinal cancers. In addition, resistance to existing therapeutic agents can involve the release of immunosuppressive signaling factors from NETs, or physical barriers created by NETs, which can impede the infiltration, activity, and survival of cytotoxic T cells in the tumor microenvironment. Published pre-clinical models have demonstrated the effectiveness of systemically administered DNase, alone or in combination with other agents, for the elimination of NETs and prevention of tumor growth and metastasis. We are currently focused on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors, including CRC.

Adoptive transfer of Chimeric Antigen Receptor (“CAR”) T cells has emerged as one of the most promising advances in cancer immunotherapy. To successfully treat solid tumors, CAR T cells must be able to infiltrate, persist, and maintain anti-tumor function in a hostile tumor microenvironment that is itself adept at immunosuppression and conducive to tumor cell survival. Recent approaches to CAR T design include “armored” CAR-T cells, so named because they can express additional factors to resist immunosuppression or degrade physical components of the tumor’s extracellular matrix, including NETs. We intend to conduct pre-clinical research with the goal of demonstrating that armoring CAR T cells to secrete DNase can support depth and durability of response against solid tumor indications. Engineered CAR T cells, designed to recognize cancer-associated antigens, are capable of sustained and selective killing of tumor cells, with substantial reduction of tumor burden. CAR T therapies have exhibited remarkable clinical success against hematological malignancies but thus far have failed to demonstrate success in the context of solid tumors. Published evidence suggests that in addition to immunosuppressive factors, mechanical barriers formed by NETs can impede T-cell penetration and occlude T-cell contact with tumor cells. The conduct of several CAR T in vivo models has been a primary focus of our Scripps collaboration.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies. As noted above, we are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner.

Although we hold a broad patent portfolio, the focus of our internal efforts in 2023 was on the licensing and advancement of our DNase platform.

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

Our Strategy

Our primary focus is aimed at advancing the systemic DNase program into the clinic as an adjunctive therapy for pancreatic cancer and other locally advanced or metastatic solid tumors, including CRC. Our goal is to provide solutions in the treatment of solid tumors by improving response and overcoming resistance to checkpoint inhibitors, chemotherapy, and other standard of care treatments. We also intend to pursue industry collaborations and potential licenses to develop DNase for other uses and indications.

We intend to pursue orphan drug designations and accelerated approval pathways for relevant oncology indications as appropriate in both the U.S. and Europe. If our orphan oncology drug candidates are granted orphan drug designation, then we may benefit from certain key advantages of orphan status including certain market exclusivities.

We intend to advance development of our DNase platform primarily through the use of contract manufacturing, contract research organizations (“CROs”) and academic institutions in order to efficiently manage our resources. Continuous pipeline growth and advancement of out-licensed drug candidates is dependent, in part, on our ability to raise sufficient capital and to advance our existing co-development collaborations and strategic arrangements as well as enter into new such arrangements.

Business Developments

Volition Collaboration

On August 2, 2022, we announced a research and development collaboration with Volition to develop NETs-targeted adoptive cell therapies for the treatment of cancer. The collaboration is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® technology Test and the Company’s DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration. On July 10, 2023, we entered into the first Collaborator Statement of Work as part of this collaboration with Volition.

Scripps Research Institute (“Scripps Research”)

On March 17, 2023, the Company and Scripps Research, entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which we agreed to provide Scripps Research an aggregate of up to $938,000 to fund research relating to advancing the pre-clinical development of our DNase oncology platform technology. The research funding is payable by us to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $78,000 on the date of the Agreement and subsequent monthly payments of approximately $78,000 over a 12-month period. Under the Agreement, we have the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for our internal research purposes during the performance of the research program contemplated by the Agreement.

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

University of Virginia (“UVA”)

On December 21, 2023, we entered into a Research Funding and Material Transfer Agreement, as amended, with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, we have an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. As a surgical oncologist and scientist, Dr. Tsung is internationally recognized for leading substantial research on the role of NETs in tumor growth, metastasis, and resistance to existing cancer therapies.

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

During the year ended December 31, 2023, the focus of our internal development efforts was on the advancement of our DNase oncology platform. We have not been actively pursuing development efforts for XCART or PolyXen or any of our other technologies.

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

Program Highlights:

	•	Exclusive license and sublicense agreements with CLS Therapeutics Ltd. (“CLS”) to develop its interventional DNase platform, which is aimed at improving outcomes of existing treatments, including immunotherapies;
	•	Multiple value-driving milestones expected over the next 12 -24 months;
	•	Systemic DNase program initially targeting multi-billion-dollar indications including pancreatic carcinoma and other locally advanced or metastatic solid tumors; and
	•	DNase-armored CAR T program in early pre-clinical development.

XCART	The Chimeric Antigen Receptor (“CAR”) T cell (“XCART”) technology platform was designed by its originators to utilize an established screening technique to identify peptide ligands that bind specifically to the unique BCR on the surface of an individual patient’s malignant tumor cells. The peptide is then inserted into the antigen-binding domain of a CAR T cell, and a subsequent transduction/transfection process is used to engineer the patient’s T cells into a CAR T format which redirects the patient’s T cells to attack the tumor. Essentially, the XCART screening platform is the inverse of a typical CAR T screening protocol wherein libraries of highly specific antibody domains are screened against a given target. In the case of XCART screening, the target is itself an antibody domain, and hence highly specific by its nature. The XCART technology creates the possibility of personalized treatment of lymphomas utilizing a CAR with an antigen-binding domain that should only recognize, and only be recognized by, the unique BCR of a particular patient’s B-cell lymphoma. An expected result for XCART is limited off-tumor toxicities, such as B-cell aplasia. We have suspended further development of XCART at this time, as we focus our efforts and resources on our DNase technology platform.

PolyXen	An enabling biological platform technology designed to extend the circulation time of drug molecules in the human body by chemically attaching PSA, to the drug molecule by a process termed polysialylation, thereby creating potentially superior next generation therapeutic candidates. PSA, a biopolymer, comprising a chain of sialic acid molecules, is a natural constituent of the human body, although we obtain our PSA from a bacterial source.

Research, Outside Services and Collaborations

Through partner efforts, we are developing our pipeline of next-generation bio-therapeutics and novel oncology drugs based on our DNase and PolyXen proprietary technologies. In order to do this while efficiently managing our overhead, we rely on the services of contract manufacturers, CROs and our strategic collaborations. We currently do not have in-house research facilities to pursue these initiatives. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent on several important collaborations and strategic arrangements, including our arrangements with:

•

Catalent Pharma Solutions LLC (“Catalent”), a global leader in enabling biopharma, cell, gene and consumer health partners to optimize development, launch, and supply of better patient treatments across multiple modalities;

•	PJSC Pharmsynthez (“Pharmsynthez”), including its wholly-owned subsidiary SynBio LLC (“SynBio”), a beneficial owner of approximately 3.4% of our common stock;

•	Scripps Research, one of the world’s largest, private non-profit research organizations; and

•	The University of Virginia, a non-profit, educational, research and healthcare institution.

Accordingly, in addition to pursuing our development of the DNase technology, we also have significant interests in drug candidates being developed by our collaborators to treat other conditions. We may collect some combination of milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. However, other than royalty payments under a sublicense with Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”) and potential royalty payments under our collaboration agreement with Pharmsynthez, we do not anticipate any milestone or royalty payments in the near term, if at all. For further detail, please read the section titled “Significant Collaborations and Strategic Arrangements” below.

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

Pharmsynthez received regulatory approval to commence a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this clinical trial and, in February 2021, reported in a press release that it had started the registration phase of Epolong by filing a registration dossier to obtain approval in Russia. Pharmsynthez had reported in its press release that it expected that the Russian stage of registration activities would be completed in 2021 and that it would be able to start production of the product as early as the first quarter of 2022. In the first quarter of 2023, Pharmsynthez informed us that it had received a response letter indicating certain deficiencies in the dossier and continues to develop a gap mitigation strategy with the intent of refiling the registration upon correction.

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

Significant Collaborations and Strategic Arrangements

Takeda

In October 2017, we granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to our PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $2.5 million and $1.7 million were recorded as revenue by us during the years ended December 31, 2023 and 2022, respectively, and are based on single digit royalties on net sales of certain covered products.

CLS

On April 26, 2022, we entered into an Exclusive Sublicense Agreement (the “Sublicense Agreement”) with CLS pursuant to which we received an exclusive license under certain patent rights and know-how owned or controlled by CLS, to develop and commercialize certain pharmaceutical products and methods incorporating DNase enzyme for use in the treatment of cancer (the “Sublicensed Products”). Under the terms of the Sublicense Agreement, we will have sole responsibility to, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Sublicensed Products in the U.S. and certain European markets, and to commercialize such Sublicensed Products in the relevant market once marketing approval is obtained.

Concurrent with the Sublicense Agreement, we entered into an Exclusive License Agreement (the “License Agreement”) with CLS, pursuant to which we received an exclusive license under certain patent rights and know-how owned or controlled by CLS to develop and commercialize certain pharmaceutical products and methods incorporating DNase in conjunction with CAR T therapies (the “Licensed Products”). Under the terms of the License Agreement, we will have sole responsibility to, and shall use commercially reasonable efforts to, among other things, research, develop and obtain marketing approval for the Licensed Products in the U.S. and certain European markets, and to commercialize such Licensed Products in the relevant market once marketing approval is obtained.

Volition

On August 2, 2022, we announced a research and development collaboration with Volition to develop NETs-targeted adoptive cell therapies for the treatment of cancer and on July 10, 2023 we entered into the first Collaborator Statement of Work with Volition as part of this collaboration. For more information regarding such collaboration with Volition, refer to the section titled “Business Developments” above.

Catalent

On June 30, 2022, we entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to us to perform current Good Manufacturing Practices (“cGMP”) manufacturing of our recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW is expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase.

Scripps Research

On March 17, 2023, the Company and Scripps Research entered into the Agreement, pursuant to which we have agreed to provide Scripps Research an aggregate of up to $938,000 to fund research relating to advancing the pre-clinical development of our DNase oncology platform technology. For more information regarding the Agreement, refer to the section titled “Business Developments” above.

Other Agreements

We have also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio, a wholly owned subsidiary of Pharmsynthez. We and our collaborative partners continued to engage in research and development activities with no resultant commercial products through December 31, 2023. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during each of the years ended December 31, 2023 and 2022.

Our Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the U.S. and in jurisdictions outside of the U.S. covering our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of oncology. We also plan to rely on data exclusivity, market exclusivity and patent term and supplemental patent certificate extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the U.S. Patent and Trademark Office (“USPTO”) and in certain other developed countries. Our first issued patents began to expire in 2021 with the majority of the existing issued patents for our PolyXen technology expiring between 2025 and 2030. Our XCART and XDNASE patent families include patent applications that were recently filed, with those most recently filed having an expiration date of 2042.

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

As of February 15, 2024, we directly or indirectly own (e.g. through a license with CLS), through our wholly-owned subsidiaries, Hesperix and Xenetic U.K., and Xenetic U.K.’s wholly-owned subsidiaries, Lipoxen, XTI and SymbioTec, more than 170 U.S. and international patents and pending patent applications that cover various aspects of our technologies. This number includes patents and patent applications that we have acquired or filed covering various aspects of our XDNASE and XCART platform technology, including all rights throughout the world in and to patents and patent applications related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, respectively, as well as our other product candidates. More specifically, our patents and patent applications cover cancer treatments, method of use, polymer architecture, drug conjugates, formulations, methods of manufacturing polymers and polymer conjugates along with methods of administering polymer conjugates.

We have received patent protection for certain therapeutics that use our PolyXen technology linking the specific therapeutic to a PSA. These include, but are not limited to, PSA-EPO, PSA-insulin and PSA-insulin like protein, a next generation Factor VIII protein product candidate SHP656 (PSA-rFVIII), PSA-DNase I and PSA-granulocyte colony stimulating factor (PSA-GCSF). Further patents cover methods to prepare proteins that are linked to a PSA as well as covering PSA linkages. These method patents include those that link a PSA to a protein in a high pH solution as well as patents that use a process for producing an aldehyde derivative of a sialic acid through the opening and oxidation of a sialic acid unit. For instance, we have patent protection for a PSA linkage that can be at the N-terminus.

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

We have also received patent protection for our XDNASE technology, which covers the use of DNase for the treatment of cancer and amelioration of the side effects associated with a cancer treatment. The DNase can be administered alone or in combination with a cancer therapeutic. This portfolio and that of the XCART portfolio also provide coverage for the use of certain types of CAR-T cells, with or without the addition of a DNase to treat a cancer. The portfolio further covers the use of CAR-T cells with or without DNase that are administered with an immune checkpoint inhibitor or modulator to treat a cancer.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the U.S. can provide exclusionary rights for twenty years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension in the United States and supplemental patent certificate in Europe and several other countries. The restoration period cannot be longer than five years, and the total patent term, including the restoration period, must not exceed fourteen years following FDA approval. The term of patents outside of the U.S. varies in accordance with the laws of the foreign jurisdiction but is typically also twenty years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practices (“GLP”) regulations and other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMPs requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

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

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service, or PHS, pharmaceutical pricing program and may also seek to sell the products to federal agencies. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation. Medicare is a federal program administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government, and each drug plan and/or pharmacy benefit manager establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan and/or pharmacy benefit manager may modify from time-to-time. Medicare Part B covers most injectable drugs given in an in-patient setting and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors’ offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for Part B covered drugs based on a percentage of manufacturer-reported average sales price. Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule, or FSS. FSS participation is required for a drug product to be covered and paid for by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended to not exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than inflation. To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially-needy patients, community health clinics and other entities that receive health services grants from the PHS.

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

Employees

At December 31, 2023, we employed four full-time employees. We are not a party to any collective bargaining agreement with our employees, nor are any of our employees a member of any labor unions.

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

DNase for pancreatic cancer and solid tumors

In the field of pancreatic cancer, we will compete with the few, currently approved treatments for pancreatic carcinoma, including pancreatic ductal adenocarcinoma (“PDAC”). In the first line setting, Gemcitabine in combination with Abraxane® or FOLFIRINOX regimen are the current standard of care, although NALIRIFOX, which substitutes liposomal irinotecan (Onivyde) for irinotecan, recently received FDA approval for first-line treatment of metastatic pancreatic adenocarcinoma. Oncologists have limited options of existing therapies for second-line metastatic patients. The only FDA-approved second-line treatment is Onivyde® in combination with Fluorouracil (5FU) and leucovorin (LV) for gemcitabine-treated patients. In addition to chemotherapy, Merck’s KEYTRUDA® was approved for MSI-H cancers (approximately 1% of all cases) and Lynparza® was approved for maintenance of BRCA (or “BReast CAncer gene”) mutated pancreatic cancer (approximately 7% of all cases).

In the last years there have been a number of late-stage clinical failures of compounds for advanced PDAC. Most of these failed trials have been based on a single promising endpoint. There are very few compounds in advanced stages of development in PDAC.

With respect to other solid tumors, there are a large number of companies developing treatments intended to be used in combination with approved immunotherapies, including immune checkpoint inhibitors, to treat a variety of solid tumor indications. In the field of CRC, there are numerous approved treatments for CRC diagnosed at earlier stages. However, for mCRC, chemotherapy remains the mainstay of systemic treatment for MSS/MMRp mCRC, which at 95%, represent the majority of mCRC patients. Chemotherapy regimens will typically consist of a fluoropyrimidine (5-FU or capecitabine) paired in a two-drug regimen (doublet) with irinotecan or oxaliplatin. Treatment regimens can be 5-FU- or capecitabine-based and can be either oxaliplatin-based (FOLFOX or CAPEOX) or irinotecan- based (FOLFIRI or CAPIRI) with no difference in survival. Regimens with a three-drug (triplet) combination, FOLFIRINOX or FOLFOXIRI, are also available as first-line therapy and are commonly paired with the anti-VEGF antibody bevacizumab. Second-line therapy is tailored according to previous therapies. In general, patients who receive oxaliplatin-based chemotherapy upfront should be treated with irinotecan-based chemotherapy and vice versa [20–22]. Biologics such as aflibercept ramucirumab are added based on molecular profiling. After progression on second-line therapy, patients with RAS/BRAF wild-type disease receive an EGFR inhibitor combined with irinotecan. Alternatively, if they have HER2 mutation, trastuzumab is typically preferred. Patients with the BRAFV600E mutation typically receive an encorafenib-cetuximab regimen.

For those 5% of patients with MSI-H/dMMR mCRC, immune checkpoint inhibitors are now the preferred first line therapy. However, 50% of those will fail and the therapeutic options then become very limited. Immunotherapy is so far largely considered ineffective in MSS/MMRp mCRC. We will compete with novel combinations of ICIs with conventional cancer drugs or immunotherapeutics that have started to expose vulnerabilities in MSS/MMRp mCRC. These include dual immune checkpoint inhibition of both the PD-1/L1 axis and CTLA-4. Other combinations being explored include immunotherapies combined with anti-EGFR antibodies, small molecule VEGFR inhibitors, small molecule inhibitors against other targets (for example, KRAS), and novel ICIs targeting lymphocyte activation gene 3 (LAG3). These combination have shown modest benefit and with the exception of LAG3, do not directly address the main reasons for ICI failure, which are lower mutation and neoantigen loads in MSS/MMRp mCRC compared to MSI-H/MMRd mCRC, and immunosuppression.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale and have generated only limited revenue to date. Our primary focus is now on advancing our DNase oncology platform via partnering opportunities or through regulatory approval and commercialization. We expect to continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of December 31, 2023, we had an accumulated deficit of approximately $193.2 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

As of December 31, 2023, we had cash of approximately $9.0 million. We expect that we will require additional capital to commence and complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Additional funding may come through public or private equity or debt financings, third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements (or a combination of these approaches). In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our ability to raise additional funds will depend on financial, economic, political, and market conditions and other factors over which we may have no or limited control. Market volatility resulting from economic, political or other factors, such as geopolitical tension, including the conflicts in the Ukraine and the Middle East, and any resulting sanctions, export controls or other restrictive actions, could also adversely impact our ability to access capital as and when needed. Additional funds may not be available when we need them, on terms and at a cost that are acceptable to us, or at all.

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

We have invested substantially all of our efforts and financial resources in developing our products, and we currently do not have any products that have gained marketing approval. Our revenues currently consist primarily of royalty revenue from a single partner and not from product sales. Our ability to generate product revenues, which may not occur for several more years, if ever, will depend on the successful development and eventual commercialization of our drug candidates. We currently generate royalty revenue under a sub-license agreement but do not have revenue from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our drug candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly-evolving fields, particularly in the pharmaceutical area. For example, to execute our business plan we will need to successfully:

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

As described above, any of these events could prevent us from achieving or maintaining market acceptance and approval of our pharmaceutical products and impair our ability to generate revenues.

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

If our drug candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, reporting, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Any regulatory approvals that we or our collaboration partners receive for our drug candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the drug candidate. We will be required to report certain adverse reactions, serious adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety or other issues related to regulatory review and approval could result in delays in product development or commercialization or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we are not allowed to promote our products for indications or uses for which they do not have approval. If our drug candidates are approved, we must submit new or supplemental applications and obtain approval for certain changes to the approved products, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency or problems with our manufacturing facilities, or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	Issue inspectional findings;
•	Issue untitled and warning letters;
•	Impose civil or criminal penalties;
•	Suspend or withdraw regulatory approval or revoke a license;
•	Suspend or hold any of our ongoing clinical trials;
•	Refuse to approve pending applications or supplements to approved applications submitted by us;
•	Impose restrictions on our operations, including closing our manufacturing facilities; or
•	Seize or detain products or require a product recall.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from federal health care programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, as well as their pharmacy benefit managers decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	A covered benefit under its health plan;
•	Safe, effective and medically necessary;
•	Appropriate for the specific patient;
•	Cost-effective; and
•	Neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and their contracted pharmacy benefit managers that manage prescription benefits for such payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors and their pharmacy benefit managers may not cover, or provide adequate reimbursement for, long-term follow-up evaluations that may be required for our products. Patients are unlikely to use our drug candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drug candidates and/or if patient out-of-pocket costs (such as co-pays or co-insurance) are prohibitively high. There is significant uncertainty related to insurance coverage and reimbursement of newly-approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our drug candidates.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly-approved products and, as a result, they may not cover or provide adequate payment for our drug candidates. We expect to experience pricing pressures in connection with the sale of any of our drug candidates due to the trend toward managed healthcare, value-based pricing, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

We rely on CROs, clinical investigators and clinical study sites to ensure our clinical studies are conducted properly and on time. We will have limited influence over the performance by CROs, clinical investigators and clinical study sites, and we will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. Furthermore, facilities used by these third party CROs, clinical investigators and clinical study sites may be negatively affected by catastrophic events, such as pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions and other economic disruptions or concerns, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We have no internal manufacturing capabilities. As a result, for manufacturing we depend on third-party manufacturers. Our strategy is based on leveraging the ability of collaboration partners to develop and manufacture our products for commercialization in the pharmaceutical marketplace, and we will be dependent on collaborations with drug development and manufacturing capabilities. If we are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full-scale bioequivalence or other clinical studies, preparing and submitting regulatory applications and distributing and marketing pharmaceutical products. As such, we are reliant on contract parties for such efforts. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all.

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

Risks Related to Our Business Operations

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay collaborators and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments and to timely pay key vendors and others. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to make timely payments to our collaborators or others. The Company maintains its primary banking relationship with one large financial institution and all cash on deposit is federally insured. The Company has not experienced any losses on its accounts, and does not believe it is exposed to any unusual credit risk beyond the normal credit risk currently associated with commercial banking relationships. However, any delay in our ability to access our cash, cash equivalents and investments or to timely pay our collaborators and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

As of December 31, 2023, we had four full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our common shares are listed on the Nasdaq. While we are currently in compliance, we have in the past been, and may in the future be, unable to comply with certain listing standards that we are required to meet to maintain the listing of our common shares on the Nasdaq. For instance, on June 3, 2022, we received written notification from the Listing Qualifications Department of Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and that we, therefore, were not in compliance with the Nasdaq minimum bid price requirement. After approval from the Company’s Board of Directors, on May 15, 2023, we effected a reduction, on a 1-for-10 basis, in our authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding(the “Reverse Stock Split”). On May 30, 2023, we received a letter from Nasdaq notifying us that we had regained compliance with the minimum bid price requirement as a result of the closing bid price of our common stock being at $1.00 per share or greater for the 10 consecutive business days from May 15, 2023 through May 26, 2023 and that this matter was closed.

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

The market price of our securities may be volatile. Our securities could be subject to wide fluctuations in price in response to a variety of factors, including the following:

•	Failure to realize the anticipated potential of the DNase or PolyXen technologies;
•	Adverse results, delays, or holds in pre-clinical or clinical studies;
•	Inability to obtain additional funding;
•	Any delay in filing an IND or BLA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	Failure to develop successfully our drug candidates;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our drug candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key scientific or management personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our securities by us or our stockholders in the future;
•	Adverse economic conditions, including potential adverse effects of public health issues, such as the coronavirus outbreak, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on economic activity generally; and
•	Trading volume of our securities.

Our preferred stockholders have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of our preferred stockholders differing from those of our common stockholders.

The holders of our preferred stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any common stock or any series of preferred stock ranked junior to such class of preferred stock. The existence of a liquidation preference may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future or prevent or delay a change of control. Additionally, each share of Series B Preferred Stock are convertible into shares of our common stock, subject to an issuable maximum and subject to certain adjustments, which may cause significant dilution to our common stockholders. The preferential rights could result in divergent interests between the holders of shares of preferred stock and holders of our common stock.

The issuance of future shares of common stock may result in dilution to our stockholders.

As of March 15, 2023, we had approximately 1.5 million shares of common stock outstanding, excluding 0.7 million of potentially dilutive common stock related to outstanding preferred stock, warrants, options, restricted stock and common stock awards.

The issuance of these shares of common stock and the sale of these shares of common stock, or even the potential of such issuance and sale, may have a depressive effect on the market price of our common stock, and the issuance of such common stock will cause dilution to our stockholders.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because we have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

An active, liquid and orderly market for our common stock or purchase warrants may not develop.

Our common stock and purchase warrants trade on the Nasdaq Capital Market. An active, liquid trading market for our common stock or purchase warrants may never develop or be sustained. If an active, liquid market for our common stock or purchase warrants does not continue to develop or is not sustained, it may be difficult for investors to sell shares or purchase warrants without depressing the market price, and investors may not be able to sell the shares or purchase warrants at all. An inactive or illiquid market may also impair our ability to raise capital by selling common stock or purchase warrants and may impair our ability to acquire other businesses, applications or technologies using our common stock or purchase warrants as consideration, which, in turn, could materially adversely affect our business.

We have entered into several agreements with our stockholders.

We have in the past, and may continue to enter into from time to time, agreements with our stockholders, which may result in conflicts of interest. In addition, these arrangements may not have been negotiated at arm’s length and may contain terms and conditions that are not in our best interest.

Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

We actively engage in discussions with our shareholders regarding further strengthening our Company and creating long-term shareholder value. Some shareholder activism, including potential proxy contests, could result in substantial costs, such as legal fees and expenses, disrupt our operations, and divert management’s and our Board of Directors’ attention and resources from our business and strategic plans. Public shareholder activism can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, collaborators and other partners, and cause our stock price to experience volatility. These risks could adversely affect our financial performance.

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

Additionally, the global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events, such as the wars in Ukraine and the Middle East. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, in response to the Russian invasion of Ukraine, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions as the conflict continues or if it worsens. It is not possible to predict the broader consequences of such conflict or any others, such as the war in the Middle East, including related geo-political tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia or any other country may take in response, are likely to cause regional instability and geo-political shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. While it is difficult to anticipate the impact of any of the foregoing on our Company in particular, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

The use of our NOL carryforwards may have limitations resulting from certain future ownership changes or other factors under the Code and other taxing authorities, including foreign tax regimes. The TCJA changed both the federal deferred tax value of the NOL carryforwards and the rules of utilization of federal NOL carryforwards.

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

The use of our drug candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our drug candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other negative effects:

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

Varying interpretations of existing accounting standards and rules have occurred with frequency and may cause us to have to restate previously reported result of operations.

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

Failure in our information technology systems or those of our third-party service providers, including by cybersecurity attacks or other data security incidents, could significantly disrupt our operations.

Our operations depend, in part, on the continued performance of our information technology systems, which are cloud-based and maintained by third-party service providers. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability and financial condition.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C – CYBERSECURITY

Risk management and strategy

We, through our third-party provider that manages our information technology systems and networks, maintain policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Chief Financial Officer, who manages the Company’s overall risk assessment and mitigation process.

In addition to monitoring cybersecurity threats to the Company’s information systems, the Company’s risk management practices are intended to help monitor, mitigate and prevent cybersecurity risks from external sources. We operate as a virtual company and maintain vital information, including financial and payroll information, on servers owned and maintained by our vendors. As such, we rely on the internal controls of our third party vendors to protect our vital information. We obtain and review reports on the internal controls of our vendors on an annual basis to ensure that we believe their cybersecurity procedures are adequate and to confirm that there have been no data breaches affecting our information.

We engage third party services in connection with our cybersecurity risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. Our managed information technology service provider monitors and alerts us of cybersecurity threats and potential breaches. Our managed information technology service provider has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company. Employee training and phishing campaigns are conducted every year. The Company’s employees are expected to help safeguard the Company’s information systems and to assist in the discovery and reporting of cybersecurity incidents.

Although we may face a number of cybersecurity risks in connection with our business, we have not experienced any cybersecurity threats, incidents, or challenges that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers, with assistance from third-party consultants or advisors as appropriate, are responsible for the day-to-day management of the material risks we face. Our Chief Financial Officer oversees our cybersecurity risk assessment and mitigation process, and is responsible for the timely reporting of any material cybersecurity incident or threat, as well as any other cybersecurity related risks, to our board of directors.

ITEM 2 – PROPERTIES

We rent office space at an office share location at 945 Concord Street in Framingham, Massachusetts. The lease agreement is for 12 months through September 2024. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms nearby.

In addition, we lease 360 sq. ft. of office space in Miami, Florida. The lease provided for an initial term of 12 months, which commenced on December 1, 2016, and has been extended on a year-by-year basis through November 30, 2024. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms either within its current space or nearby.

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

There are no matters, as of December 31, 2023, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock and common stock purchase warrants are listed on the Nasdaq Capital Market under the symbols “XBIO” and “XBIOW”, respectively.

Holders of Record

As of March 15, 2024, there were 425 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

During the quarter ended December 31, 2023, we did not repurchase any of our outstanding shares of common stock.

ITEM 6 – [RESERVED]

Reserved.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing hard to treat cancers. Our Deoxyribonuclease (“DNase”) platform is designed to improve outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”), which have been implicated in cancer progression and resistance to cancer treatments. We are currently focused on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors. Additionally, we have partnered with biotechnology and pharmaceutical companies to develop our proprietary drug delivery platform, PolyXen, and receive royalty payments under an exclusive license arrangement in the field of blood coagulation disorders.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the United States (“U.S.”) by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the year ended December 31, 2023, was on the advancement of our DNase platform.

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

We base our expenses related to research and development, pre-clinical activities, manufacturing and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions, CMOs and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

For employee options that vest based solely on service conditions, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite vesting period of the awards. For non-employee options issued in exchange for goods or services consumed in our operations, the fair value measurement date is the earlier of the date the performance of services is complete or the date the performance commitment has been reached. We generally determine that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense related to stock options granted to non-employees is recognized on a straight-line basis over requisite vesting periods of the awards.

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

Impact of the Global Conflicts on Our Operations

The short and long-term implications of Russia’s invasion of Ukraine and conflict in the Middle East are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

Results of Operations

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2023 to the year ended December 31, 2022.

Description	2023	2022	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$2,539,986	$1,706,925	$833,061	48.8%
Operating costs and expenses:
Research and development	(3,494,765)	(4,770,834)	(1,276,069)	(26.7)%
General and administrative	(3,560,936)	(3,653,999)	(93,063)	(2.5)%
Total operating costs and expenses	(7,055,701)	(8,424,833)	(1,369,132)	(16.3)%
Loss from operations	(4,515,715)	(6,717,908)	(2,202,193)	(32.8)%
Other income (expense):
Other income (expense)	25,380	(1,597)	26,977	1,689.2%
Interest income, net	355,757	167,152	188,605	112.8%
Net loss	$(4,134,578)	$(6,552,353)	$(2,417,775)	(36.9)%

Revenue

Revenue for the year ended December 31, 2023 increased by $0.8 million, or 48.8%, to $2.5 million from approximately $1.7 million for the year ended December 31, 2022. The increase represents an increase in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2022.

Research and Development Expense

Overall, R&D expenses for the year ended December 31, 2023 decreased by $1.3 million, or 26.7% to $3.5 million from $4.8 million in the comparable period in 2022 primarily due to IPR&D expense of $1.8 million. During the year ended December 31, 2022, the Company expensed $1.8 million of IPR&D associated with our licensing of the DNase platform. There was no similar expense in 2023. Excluding the $1.8 million of IPR&D expense from total R&D expense of $4.8 million for the year ended December 31, 2022, R&D expenses for the year ended December 31, 2023 increased approximately $0.5 million, or 17.4% to $3.5 million, from $3.0 million for the year ended December 31, 2022. The table below sets forth the R&D costs incurred by us, by category of expense, for the years ended December 31, 2023 and 2022:

	Year ended December 31,
Category of Expense	2023	2022
IPR&D expense	$–	$1,793,750
Outside services and contract research organizations	2,886,985	2,314,513
Salaries and wages	417,952	435,564
Share-based expense	56,112	86,305
Other	133,716	140,702
Total research and development expense	$3,494,765	$4,770,834

The increase in outside services and contract research organizations expense was primarily due to increased spending in connection with our pre-clinical development efforts associated with our DNase platform. We licensed the DNase platform in April 2022 and directed our R&D efforts and resources on the development of this newly acquired technology. As a result, we suspended development of our XCART technology platform.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2023 was $3.6 million, decreasing by approximately $0.1 million, or 2.5%, compared to the same period in the prior year. The decrease was primarily due to a decrease in employee related costs substantially offset by increases in consulting and legal costs during the year ended December 31, 2023 compared to the prior year.

Other Income (Expense)

Other income was approximately $25,000 for the year ended December 31, 2023 compared to other expense of approximately $1,600 for the same period in 2022. This increase in other income was primarily related to fees associated with the Pharmsynthez Loan recognized during the year ended December 31, 2023 for which there were no similar fees received in 2022.

Interest Income, net

Interest income, net increased to approximately $0.4 million during the year ended December 31, 2023 as compared to approximately $0.2 million in the prior year. This increase is due to higher interest rates on invested funds during the year ended December 31, 2023 compared to the prior year, as well as an increase in interest income on the Pharmsynthez Loan.

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

Liquidity and Capital Resources

We incurred a net loss of approximately $4.1 million for the year ended December 31, 2023. We had an accumulated deficit of approximately $193.2 million at December 31, 2023, as compared to an accumulated deficit of approximately $189.1 million at December 31, 2022. Working capital was approximately $8.8 million at December 31, 2023, and $12.6 million at December 31, 2022, respectively. During the year ended December 31, 2023, our working capital decreased by $3.8 million primarily due to our net loss for the year ended December 31, 2023 and, to a lesser extent, decreases in current liabilities.

Our principal source of liquidity consists of cash. At December 31, 2023, we had approximately $9.0 million in cash and $0.8 million in current liabilities. At December 31, 2022, we had approximately $13.1 million in cash and $1.1 million in current liabilities.

We evaluate whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain. On June 3, 2022, we received a written notification from the Listing Qualifications Department of Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for 30 consecutive business days and that we therefore were not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). On May 15, 2023, we effected a reduction, on a 1-for-10 basis, in our authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding. On May 30, 2023, we received a letter from Nasdaq notifying us that we had regained compliance with the Bid Price Requirement as a result of the closing bid price of the Company’s common stock being at $1.00 per share or greater for the 10 consecutive business days from May 15, 2023 through May 26, 2023 and that this matter is closed.

Cash Flows from Operating Activities

Cash flows used in operating activities for the year ended December 31, 2023 totaled approximately $4.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense and, to a lesser extent, a decrease in current liabilities. Cash flows used in operating activities for the year ended December 31, 2022 totaled approximately $4.6 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with acquired IPR&D and share-based expense. In addition, current liabilities decreased during the year ended December 31, 2022.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the year ended December 31, 2023. Cash flows used in investing activities for the year ended December 31, 2022 totaled $500,000, which represented cash paid to license the DNase oncology platform.

Cash Flows from Financing Activities

There were no cash flows from financing activities for each of the years ended December 31, 2023 and 2022.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third-parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from property leases for office space. Although we do have obligations for CMO and CRO services, the table below excludes potential payments we may be required to make under our agreements with CMOs and CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts may also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and, therefore, are also not included in the table below. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following tables represent our contractual obligations as of December 31, 2023, aggregated by type:

	Payments Due by Period As of December 31, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$30,290	$30,290	$–	$–	$–
Total	$30,290	$30,290	$–	$–	$–

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

March 21, 2024

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$8,983,046	$13,097,265
Prepaid expenses and other	603,828	556,094
Total current assets	9,586,874	13,653,359

Other assets	1,018,352	1,066,931
Total assets	$10,605,226	$14,720,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$240,832	$287,360
Accrued expenses and other current liabilities	568,753	785,796
Total current liabilities	809,585	1,073,156
Total liabilities	809,585	1,073,156

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of December 31, 2023 and December 31, 2022	1,804	1,804
Series A, $0.001 par value: 0 and 970,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	–	970
Common stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 1,543,385 and 1,519,360 shares issued as of December 31, 2023 and December 31, 2022, respectively; 1,540,684 and 1,516,659 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	1,544	1,520
Additional paid in capital	208,053,935	207,769,904
Accumulated deficit	(193,234,196)	(189,099,618)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	9,795,641	13,647,134
Total liabilities and stockholders' equity	$10,605,226	$14,720,290

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	FOR THE YEARS ENDED DECEMBER 31,
	2023	2022

Revenue
Royalty revenue	$2,539,986	$1,706,925
Total revenue	2,539,986	1,706,925

Operating costs and expenses:
Research and development	(3,494,765)	(4,770,834)
General and administrative	(3,560,936)	(3,653,999)
Total operating costs and expenses	(7,055,701)	(8,424,833)

Loss from operations	(4,515,715)	(6,717,908)

Other income (expense):
Other income (expense)	25,380	(1,597)
Interest income, net	355,757	167,152
Total other income, net	381,137	165,555

Net loss	$(4,134,578)	$(6,552,353)

Basic and diluted net loss per share	$(2.71)	$(4.61)

Weighted-average shares of common stock outstanding, basic and diluted	1,528,210	1,422,443

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2022	2,774,394	$2,774	1,346,661	$1,347	$205,964,847	$(182,547,265)	$253,734	$(5,281,180)	$18,394,257
Issuance of common stock in connection with purchase of in-process research and development	–	–	172,500	173	1,293,577	–	–	–	1,293,750
Exercise of purchase warrants	–	–	199	–	–	–	–	–	–
Share-based expense	–	–	–	–	511,480	–	–	–	511,480
Net loss	–	–	–	–	–	(6,552,353)	–	–	(6,552,353)
Balance as of December 31, 2022	2,774,394	$2,774	1,519,360	$1,520	$207,769,904	$(189,099,618)	$253,734	$(5,281,180)	$13,647,134
Issuance of common stock to adjust for reverse split rounding	–	–	15,941	16	(16)	–	–	–	–
Conversion of Series A preferred stock to shares of common stock	(970,000)	(970)	8,084	8	962	–	–	–	–
Share-based expense	–	–	–	–	283,085	–	–	–	283,085
Net loss	–	–	–	–	–	(4,134,578)	–	–	(4,134,578)
Balance as of December 31, 2023	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,134,578)	$(6,552,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	–	1,793,750
Amortization of right of use asset	–	27,043
Share-based expense	283,085	511,480
Changes in operating assets and liabilities:
Prepaid expenses and other	(47,734)	(103,738)
Other long-term assets	48,579	25,000
Accounts payable, accrued expenses and other liabilities	(263,571)	(347,947)
Net cash used in operating activities	(4,114,219)	(4,646,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid to acquire in-process research and development	–	(500,000)
Net cash used in investing activities	–	(500,000)

Net change in cash	(4,114,219)	(5,146,765)
Cash at beginning of period	13,097,265	18,244,030

Cash at end of period	$8,983,046	$13,097,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to acquire in-process research and development	$–	$1,293,750
Issuance of common stock to adjust for Reverse Stock Split	$16	$–
Conversion of Series A preferred stock to common stock	$970	$–

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

On June 3, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the closing bid price for its common stock had been below $1.00 for 30 consecutive business days and that the Company therefore was not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. On May 15, 2023, the Company effected a reduction, on a 1-for-10 basis, in its authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding (the “Reverse Stock Split”). On May 30, 2023, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the Bid Price Requirement as a result of the closing bid price of the Company’s common stock being at $1.00 per share or greater for the 10 consecutive business days from May 15, 2023 through May 26, 2023 and that this matter is closed.

2.	Risks and Uncertainties

Impact of Global Conflicts on Operations

The short and long-term implications of Russia’s invasion of Ukraine and conflict in the Middle East are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

3.	Summary of Significant Accounting Policies

Preparation of Financial Statements

On May 15, 2023, the Company effected the Reverse Stock Split. On the effective date of the Reverse Stock Split, (i) every 10 shares of common stock were reduced to one share of common stock, with any fractional amounts rounded up to one share; (ii) the number of shares of common stock into which each outstanding warrant, restricted stock unit, or option to purchase common stock was convertible into was proportionately reduced on the same basis as the common stock; (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased on a 1-to-10 basis; and (iv) the number of shares of common stock into which each share of preferred stock was convertible into was proportionately reduced on the same basis as the common stock. Unless otherwise indicated, all of the share numbers, share prices, and exercise prices have been adjusted in this Annual Report, on a retroactive basis, to reflect this 1-for-10 Reverse Stock Split.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Hesperix, Xenetic UK and Xenetic UK’s wholly-owned subsidiaries: Lipoxen, Xenetic Bioscience, Incorporated, and SymbioTec. All material intercompany balances and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified in this Annual Report to conform to the presentation for the current period.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2023 and 2022, the carrying amount of certain of the Company’s financial instruments approximates fair value due to their short maturities. See Note 8, Fair Value Measurements, for discussion of the Company’s fair value measurements.

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

Indefinite-Lived Intangible Assets

Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. At acquisition, the Company generally determines the fair value of intangible assets, including in-process research and development (“IPR&D”), using the “income method.” Acquired IPR&D intangible assets are considered indefinite-lived intangible assets and are not amortized until completion or abandonment of the associated research and development efforts. Substantial additional research and development may be required before the Company’s IPR&D reaches technological feasibility. Upon completion of the IPR&D project, the IPR&D assets will be amortized over their estimated useful lives.

IPR&D is not amortized but is reviewed for impairment at least annually or when events or changes in the business environment indicate that it is more likely than not that the carrying value may be impaired. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the acquired IPR&D is impaired. If the Company chooses to first assess the qualitative factors and it is determined that it is not more likely than not acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to perform in some periods but not in others. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value.

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. No such impairments were recorded during the years ended December 31, 2023 and 2022.

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

The Company bases its expenses related to research and development, pre-clinical activities, manufacturing and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions, CMOs and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. The Company has recorded approximately $0.5 million and $0.3 million of prepayments as a component of prepaid expenses and other current assets as of December 31, 2023 and 2022, respectively. In addition, the Company had recorded accrued program expense of approximately $0.1 million as a component of accrued expenses as of each of December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2023 and 2022, approximately 5,000 potentially dilutive securities were deemed anti-dilutive for each period.

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

Leases

The Company leases administrative facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. The Company recognizes a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. See Note 13, Commitments and Contingencies for further information.

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

Takeda Pharmaceutical Co. Ltd. ( together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $2.5 million and $1.7 million were recorded as revenue by the Company during the years ended December 31, 2023 and 2022, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The estimated total cost of the project contemplated by the SOW was expected to be up to approximately $5 million (exclusive of certain fees and potential alternatives) for the manufacturing services over the course of the term of the project with each phase of the project invoiced separately in connection with the commencement of such phase. The Company has paid Catalent approximately $2.5 million through December 31, 2023, of which $0.1 million has been recognized as an advance payment and is included in prepaid expenses and other current assets and $0.3 million has been recognized within other assets as of December 31, 2023. As of December 31, 2022, approximately $0.3 million had been recorded as an advance payment and was included in prepaid expenses and other current assets.

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

The Company has paid Scripps Research approximately $0.8 million under the Agreement through December 31, 2023, of which approximately $0.4 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of December 31, 2023.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, we have an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. As a surgical oncologist and scientist, Dr. Tsung is internationally recognized for leading substantial research on the role of NETs in tumor growth, metastasis, and resistance to existing cancer therapies.

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

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary, SynBio, LLC (“SynBio”), had a share ownership in the Company of approximately 3.4% and 2.9% of the total outstanding common stock as of December 31, 2023 and 2022, respectively. In addition to its common stock ownership, Pharmsynthez owns approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 10, Stockholders’ Equity.)

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

Through December 31, 2023, Pharmsynthez continued to engage in research and development activities with no resultant commercial products. In December 2020, Pharmsynthez reported positive data from its Phase 3 clinical study of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging the Company’s PolyXen technology. In February 2021, Pharmsynthez reported in a press release that it had started the registration phase of Epolong by filing a registration dossier to obtain approval in Russia. Pharmsynthez had reported in its press release that it expected that the Russian stage of registration activities would be completed in 2021 and that it would be able to start production of the product as early as the first quarter of 2022. Pharmsynthez has informed the Company that it has received a response letter indicating certain deficiencies in the dossier and continues to develop a gap mitigation strategy with the intent of refiling the registration upon correction. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2023 and 2022.

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

Through December 31, 2023, no commercial products were developed and no royalty revenue or expense was recognized by the Company related to the arrangement. Serum Institute had a share ownership of less than 1% of the total outstanding common stock of the Company as of each of December 31, 2023 and 2022.

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

In consideration for the license and other rights granted to the Company under the Sublicense Agreement, the Company issued to CLS 37,500 shares of the Company’s common stock (the “Sublicense Agreement Shares”), of which 25,000 Sublicense Agreement Shares were issued directly to OPKO Health, Inc. (“OPKO”) in lieu of transfer indirectly from CLS to EirGen Pharma Ltd. (“EirGen”), a wholly owned subsidiary of OPKO, in satisfaction of certain third-party contractual obligations between CLS and EirGen. Additionally, the Company is obligated to pay to CLS up to $13,000,000 in cash in potential milestone payments for the achievement of certain clinical and regulatory milestones, as well as issue an additional 95,000 shares of the Company’s common stock to CLS based on the achievement of certain regulatory milestones. In addition, the Company is obligated to pay tiered royalties ranging from the mid-single to low-double digits on net sales of licensed products falling within the scope of the license during the Royalty Term (as defined in the Sublicense Agreement), as well as pay a percentage share in the low-to-mid teens of certain consideration received by the Company from any sublicensees.

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

In consideration for the license and other rights granted to the Company under the License Agreement, the Company paid CLS a one-time fee of $500,000 in cash, issued to CLS 50,000 shares of the Company’s common stock, and is obligated to pay up to $13,000,000 in cash in potential milestone payments for the achievement of certain clinical and regulatory milestones for each Licensed Product. In addition, the Company is obligated to pay tiered royalties ranging from the mid-single to low-double digits on net sales of licensed products falling within the scope of the license during the Royalty Term (as defined in the License Agreement), as well as pay a percentage share in the mid-teens to low double digits of certain consideration received by the Company from any sublicensees.

The total consideration for the Sublicense and License Agreements was approximately $1.3 million, which consisted of a $0.5 million cash payment and the fair value of the 87,500 common shares issued of $0.8 million utilizing the closing market price of the Company’s stock price at the closing date. As there was no future alternative use for the sublicense and license, the Company recorded an expense of $1.3 million to research and development expense during the year ended December 31, 2022. No milestone or other contingent consideration was recognized in 2023 and 2022 as there were no development, regulatory or sales milestones that were probable of being achieved as of each of December 31, 2023 and December 31, 2022.

Patent Assignment and Volition Collaboration

On August 2, 2022, the Company announced a research and development collaboration with Volition to develop NETs-targeted adoptive cell therapies for the treatment of cancer. The collaboration is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® technology Test and the Company’s DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration. On July 10, 2023, the Company entered into the first Collaborator Statement of Work as part of this collaboration with Volition. Volition has funded approximately $0.1 million under this research program through December 31, 2023. The Company has recorded this funding as a reduction in research and development costs during the year ended December 31, 2023.

On October 4, 2022, the Company completed a patent assignment related to its collaboration with Belgian Volition SARL Limited (“Volition”) and CLS. In connection with the patent assignment, the Company entered into a Subscription Agreement with CLS Therapeutics, LLC, a Delaware limited liability company (“CLS LLC ”) on October 12, 2022, pursuant to which the Company agreed to issue to CLS LLC, and CLS LLC agreed to subscribe for, 85,000 shares of the Company’s common stock (the “Shares”) as consideration for the assignment by CLS and its affiliates to the Company of certain patent rights owned by CLS and its affiliates.

The total consideration for the patent assignment was approximately $0.5 million, representing the fair value of the 85,000 common shares issued utilizing the closing market price of the Company’s stock price at the closing date. As there was no future alternative use for the patent rights, the Company recorded an expense of approximately $0.5 million to research and development expense for the year ended December 31, 2022. No milestone or other contingent consideration was recognized in 2023 and 2022 as there were no development, regulatory or sales milestones that were probable of being achieved as of each of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, CLS owned approximately 9.6% of the Company’s common stock. The Company incurred approximately $0.4 million of transaction costs in connection with the licensing of the DNase technology for the year ended December 31, 2022.

6.	Other Assets

In 2016, the Company entered into an agreement with Serum Institute for the prepayment of clinical PSA supply in exchange for the Company’s common stock. As of each of December 31, 2023 and 2022, the Company has classified $0.7 million of prepaid clinical supply as long-term as it does not anticipate utilizing the majority of the PSA supply within the next 12 months. No clinical supply was utilized during the years ended December 31, 2023 and 2022.

See also Note 14, Related Party Transactions for a description of the Pharmsynthez Loan.

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Accrued payroll and benefits	$216,547	$353,539
Accrued professional fees	233,950	288,808
Accrued research costs	70,000	103,500
Other	48,256	39,949
	$568,753	$785,796

8.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended December 31, 2023 and 2022.

9.	Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. There was no income tax provision (benefit) for the years ended December 31, 2023 and 2022, as the Company has incurred losses to date.

The components of loss before income taxes are as follows:

	Year ended December 31,
	2023	2022
Domestic (U.S.)	$(6,424,969)	$(7,905,676)
Foreign (U.K.)	2,440,857	1,488,938
Foreign (Germany)	(136,977)	(124,279)
Foreign (Switzerland)	(13,489)	(11,336)
Loss before income taxes	$(4,134,578)	$(6,552,353)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit, is as follows:

	Year ended December 31,
	2023	2022
Federal	$(868,261)	$(1,375,995)
State	(373,684)	(476,802)
Change in valuation allowance	1,116,036	7,233,525
Permanent differences, net	271,546	197,151
Foreign rate differential	81,227	(39,041)
Share-based expense, net	7,213	19,087
Enhanced research and development tax credits	(238,631)	(109,792)
Rate change	–	(5,120,196)
Other items	4,554	(327,937)
Net benefit for income taxes	$–	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2023	2022
Deferred tax assets:
U.K. net operating loss carryforwards	$14,664,858	$14,812,743
U.K. capital loss carryforwards	1,545,934	1,545,934
U.S. federal net operating loss carryforwards	6,573,614	6,085,858
Switzerland net operating loss carryforwards	23,868	22,722
IPR&D	8,066,098	8,546,593
Share-based expense	2,235,214	2,169,480
Enhanced research and development tax credits	2,038,421	1,820,269
Germany net operating loss carryforwards	693,007	627,780
Capitalized research and experimental expenditure	1,473,049	735,702
U.S. state net operating loss carryforwards	2,142,380	1,913,128
Other	250,669	288,887
Lease liability	–	–
Total deferred tax assets before valuation allowance	39,707,112	38,569,096
Valuation allowance for deferred tax assets	(39,707,112)	(38,569,096)
Net deferred tax assets	–	–
Deferred tax liabilities:
Right of use asset – leases	–	–
Total deferred tax liabilities	–	–
Net deferred liability	$–	$–

For the years ended December 31, 2023 and 2022, the Company had U.K. net operating loss carryforwards of approximately $61.3 million and $61.9 million, respectively, U.S. federal net operating loss carryforwards of approximately $31.3 million and $29.0 million, respectively, U.S. state net operating loss carryforwards of approximately $33.9 million and $30.3 million, respectively, Germany net operating loss carryforwards of approximately $2.2 million and $2.0 million, respectively, and Switzerland net operating loss carryforwards of approximately $0.3 million and $0.3 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. $17.9 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely, and the remaining U.S. federal and state net operating loss carryforwards begin to expire in 2031. The Switzerland net operating loss carryforwards begin to expire in 2026.

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

As of December 31, 2023 and 2022, the Company did not record any uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years through 2023 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2023. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2023, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

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

Authorized Share Increase

On December 21, 2022, shareholders of the Company voted to approve an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock to 10,000,000 shares (the “Authorized Share Increase”). The Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada to effect the Authorized Share Increase as of December 21, 2022.

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

No shares were sold under the ATM Agreement during the years ended December 31, 2023 and 2022. The Company incurred approximately $0.2 million of costs associated with the ATM which were expensed during the year ended December 31, 2023. These costs were recorded within prepaid expenses and other current assets as of December 31, 2022.

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

Conversion.    Series A Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, with a minimum of 61 days’ advance notice to the Company, at a rate of one hundred twenty shares of Series A Preferred Stock to one share of common stock basis.

Redemption.    Upon 30 days’ prior written notice, the Company may require the holder of any Series A Preferred Stock to convert any or all of such holder’s Series A Preferred Stock to common stock at a rate of one hundred twenty shares of Series A Preferred Stock to one share of common stock basis.

The Series A Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2022, there were approximately 1.0 million shares of Series A Preferred Stock issued and outstanding. During 2023, the holder of the Series A Preferred Stock converted all of their shares into 8,084 shares of Company common stock. As a result, there was no Series A Preferred Stock outstanding as of December 31, 2023.

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

Conversion.     Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, at a rate of one preferred share to approximately 0.033 common share basis, subject to an issuable maximum and the adjustments described below. There were no Series B Preferred Stock conversions during the years ended December 31, 2023 and 2022.

Subsequent Equity Sales.    The Series B Preferred Stock has ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock. There is no bifurcation of the embedded conversion option being clearly and closely related to the host instrument.

The Series B Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2023 and 2022, there were approximately 1.8 million shares of Series B Preferred Stock issued and outstanding which are convertible into approximately 60,000 shares of common stock in each year, which represents the issuable maximum that can be issued upon the conversion of the currently outstanding Series B Preferred Stock.

Warrants Related to Financing Arrangements

In connection with its July 2021 private placement, the Company issued warrants to purchase an aggregate of 462,963 shares of the Company’s common stock (the “Series A Warrants”). The Series A Warrants are immediately exercisable at a price of $33.00 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the years ended December 31, 2023 and 2022.

In addition, the Company has publicly traded warrants to purchase approximately 2,100 shares of common stock outstanding as of both December 31, 2023 and 2022. These warrants have an exercise price of $130.00 per share and expire on July 17, 2024. The warrants trade on Nasdaq under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. None of these warrants were exercised during the year ended December 31, 2023. Warrants to purchase approximately 200 shares of common stock were exercised on a cashless, one-for-one basis during the year ended December 31, 2022. None of these warrants were forfeited during the years ended December 31, 2023 and 2022.

The Company also has outstanding warrants to purchase approximately 800 shares of the Company’s common stock as of December 31, 2023 and 2022. These warrants have an exercise price of $29.09 per share and expire on July 3, 2026. None of these warrants were exercised or forfeited during the years ended December 31, 2023 and 2022.

11.	Share-Based Expense

Total share-based expense related to stock options, RSUs and common stock awards was approximately $0.3 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. Share-based expense is classified in the consolidated statements of comprehensive loss as follows:

	Year Ended December 31,
	2023	2022
Research and development expenses	$56,112	$86,305
General and administrative expenses	226,973	425,175
	$283,085	$511,480

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan. The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For stock options issued in 2023 and 2022 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee and non-employee stock options. For all other stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees and non-employees. The expected life of non-employee options is the contractual life of the option. The expected volatility rates are estimated based on the actual volatility of the Company. To the extent Company data is not available for the full expected term of the awards the Company uses a price volatility based on a blended rate of the Company’s historical volatility with that of comparable publicly traded companies with drug candidates in similar therapeutic areas and stages of nonclinical and clinical development to the Company’s drug candidates. The Company has applied an expected dividend yield of 0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options. The Company accounts for forfeitures as they occur.

Employee Stock Options

During the years ended December 31, 2023 and 2022, 57,500 and 35,000 total stock options to purchase shares of common stock were granted by the Company, respectively. The weighted average grant date fair value per option was $3.49 and $7.29, respectively. No employee stock options were exercised and none expired during the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, 33,333 and 37,503 total stock options vested, respectively, with total fair values of approximately $0.3 million and $0.6 million, respectively. As of December 31, 2023, there was approximately $0.3 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 2.1 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	121.50	126.51
Weighted-average risk-free interest rate (%)	4.21	2.90
Weighted-average expected life of option (years)	5.76	5.72
Weighted-average exercise price ($)	4.00	8.27

The following is a summary of employee stock option activity for the years ended December 31, 2023 and 2022:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	108,888	$62.66	8.22	$23,750
Granted	35,000	8.27
Expired	–	–
Outstanding as of December 31, 2022	143,888	$49.43	7.78	$–
Granted	57,500	4.00
Expired	–	–
Outstanding as of December 31, 2023	201,388	$36.46	7.69	$–

Vested or expected to vest as of December 31, 2023	201,388	$36.46	7.69	$–

Exercisable as of December 31, 2022	100,555	$65.70	7.14	$–
Exercisable as of December 31, 2023	133,888	$52.10	6.69	$–

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2023, and the changes during the year ended December 31, 2023, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2023	43,334	$10.39
Granted	57,500	3.49
Forfeited	–	–
Vested	(33,333)	9.86
Balance as of December 31, 2023	67,501	$4.77

Restricted Stock Units

There are 417 RSUs outstanding as of December 31, 2023 and 2022, respectively. The RSUs are fully vested and had a grant date fair value of $253.70 per share. No RSUs were granted or expired during the years ended December 31, 2023 and 2022.

Non-Employee Stock Options

Share-based expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. No stock options to purchase shares of common stock were granted by the Company to non-employees during the years ended December 31, 2023 and 2022. No non-employee stock options were exercised during the years ended December 31, 2023 and 2022. No compensation expense related to non-employee options during the years ended December 31, 2023 and December 31, 2022 as all non-employee stock options were fully vested as of December 31, 2020.

The following is a summary of non-employee stock option activity for the years ended December 31, 2023 and 2022:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2022	2,009	$120.83	2.83	$3,255
Granted	–	–
Expired	–	–
Outstanding as of December 31, 2022	2,009	120.83	1.83	–
Granted	–	–
Expired	(84)	231.60
Outstanding as of December 31, 2023	1,925	$115.99	0.91	$–

Vested or expected to vest as of December 31, 2023	1,925	$115.99	0.91	$–

Exercisable as of December 31, 2022	2,009	$120.83	1.83	$–
Exercisable as of December 31, 2023	1,925	$115.99	0.91	$–

Common Stock Awards

The Company has granted common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis. No common stock awards were granted or issued during the years ended December 31, 2023 and 2022.

Joint Share Ownership Plan

As of December 31, 2023 and 2022, there were approximately 2,701 JSOP awards issued and outstanding to two former senior executives. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2023 and 2022.

12.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2023 and 2022, the Company made contributions of approximately $41,000 and $38,000 to the 401(k) Plan, respectively.

13.	Commitments and Contingencies

Leases

The Company determines whether an arrangement is a lease at inception. On October 1, 2020, the Company entered into a two-year lease for its corporate headquarters in Framingham, Massachusetts. This lease called for total future minimum rent payments of approximately $78,000 at inception and had a termination date of September 30, 2022. The Company recorded a right-of-use (“ROU”) asset and corresponding lease liability on the consolidated balance sheet. The Company did not have options to extend, termination options or material residual value guarantees. The lease was not renewed and the Company entered into a 12-month lease for office space in a shared office location effective October 1, 2022. As this lease has a term of 12 months at inception, the Company did not apply the provisions of ASU 2016-02 and will account for it as an operating lease. As of December 31, 2023, total minimum lease payments on this lease were approximately $15,000.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$–	$27,043

The Company did not apply the provisions of ASU 2016-02 to the lease of its office space in Miami, Florida. Effective November 1, 2023, the Company renewed its Miami office lease for twelve-months to November 2024. As this lease has a term of 12 months at inception, the Company accounts for it as an operating lease. As of December 31, 2023, total minimum lease payments on this lease were approximately $15,000.

14.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez, each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes. Please refer to Note 4, Significant Strategic Collaborations, and Note 6, Other Assets, for details on arrangements with collaboration partners that are also related parties.

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

Pharmsynthez paid all obligations due under the Pharmsynthez Loan in May 2023, and no further amounts are due under the Pharmsynthez Loan. As a result, the Company recognized approximately $65,000 of income related to interest and fees associated with the Pharmsynthez Loan including approximately $40,000 related to interest income during the twelve months ended December 31, 2023. The Company recognized approximately $9,000 of interest income related to the Pharmsynthez Loan during the year ended December 31, 2022. As of December 31, 2022, approximately $0.4 million was included in other assets on the consolidated balance sheet. No amounts were outstanding as of December 31, 2023.

In April 2022, the Company entered into certain agreements with CLS as described in Note 5. One of the Company’s directors, Roger Kornberg, is a member of the scientific advisory board of CLS. However, Mr. Kornberg does not own any equity of CLS and is not receiving any economic benefit as a result of the transactions contemplated by such agreements. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO. Dr. Dmitry Genkin is a significant shareholder of CLS. Dr. Genkin was elected to our board of directors on December 6, 2023.

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

Based on this evaluation our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B – OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2023 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2023 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2023 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2023 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2023 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

	•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
	•	Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 67 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.8	Form of Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	S-1/A	10/27/2016	3.8
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
3.10	Certificate of Change Pursuant to NRS 78.209	8-K	06/24/2019	3.1
3.11	Certificate of Amendment to Articles of Incorporation	8-K	06/24/2019	3.2
3.12	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.12
3.13	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.13
3.14	Certificate of Amendment to Articles of Incorporation	10-K	03/22/2023	3.14
3.15	Certificate of Change to Articles of Incorporation	8-K	05/12/2023	3.1
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.3	Form of Common Stock Purchase Warrant	8-K	06/25/2019	4.1
4.4	Form of Common Stock Purchase Warrant	8-K	07/22/2019	4.2
4.5	Form of Series A Warrant	8-K	07/28/2021	4.1

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, as amended, effective as of December 7, 2021	DEF14A	10/15/2021	Appendix A
10.2#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.3	Novation of Agreement on Co-Development and the Terms of Exclusive License, dated December 17, 2021, between Xenetic Biosciences (UK) Limited (formerly Lipoxen plc), Lipoxen Technologies Limited, SynBio LLC and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.3
10.4##	Exclusive License Agreement, dated December 20, 2021, between Lipoxen Technologies Limited and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.4
10.5#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.6#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.7#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.8	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.9†	Employment Agreement, dated January 1, 2017 between Xenetic Biosciences, Inc. and Curtis Lockshin	8-K	01/04/2017	10.1
10.10†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.11†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.12†	Amended and Restated Employment Agreement, dated October 26, 2017, between Xenetic Biosciences, Inc. and Jeffrey Eisenberg	10-K	03/30/2018	10.45
10.13#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH	10-K	03/30/2018	10.46
10.14	Assignment Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K/A	05/20/2019	10.1
10.15	First Amendment to Assignment Agreement dated June 7, 2019	8-K	06/13/2019	10.1
10.16	Second Amendment to Assignment Agreement dated June 24, 2019	8-K	06/24/2019	10.1
10.17	Third Amendment to Assignment Agreement dated July 15, 2019	8-K	07/16/2019	10.1
10.18	Form of Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated June 24, 2019	8-K	06/25/2019	10.1
10.19	Warrant Agency Agreement, between Xenetic Biosciences, Inc. and Empire Stock Transfer, Inc. dated July 19, 2019	8-K	07/22/2019	10.1
10.20	Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated July 16, 2019	8-K	07/16/2019	10.1
10.21†	Form of Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc.	10-K	03/26/2020	10.51
10.22†	Form of Xenetic Biosciences, Inc. Stock Option Grant Notice	10-K	03/26/2020	10.52
10.23†	Xenetic Biosciences, Inc. Stock Option Grant Notice, dated December 4, 2019, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.	10-K	03/26/2020	10.53

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.24	Form of Securities Purchase Agreement, dated July 26, 2021, by and among the Company and the other parties thereto	8-K	7/28/2021	10.1
10.25	At The Market Offering Agreement by and between Xenetic Biosciences, Inc. and H.C. Wainwright & Co., LLC, dated November 19, 2021	8-K	11/19/2021	1.1
10.26##	Exclusive Sublicense Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.1
10.27##	Exclusive License Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.2
10.28	Form of Subscription Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.3
10.29##	Statement of Work, dated June 30, 2022, between Xenetic Biosciences, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/11/2022	10.4
10.30##	Research Funding and Option Agreement, dated March 17, 2023, between the Company and the Scripps Research Institute	10-Q	5/11/2023	10.1
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
97.1	Policy Regarding the Mandatory Recovery of Compensation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

XENETIC BIOSCIENCES, INC.

Date: March 21, 2024	By:	/s/ JEFFREY F. EISENBERG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 21st day of March, 2024.

Signature	Title(s)

/s/ JEFFREY F. EISENBERG	Chief Executive Officer and Director (Principal Executive Officer)
Jeffrey F. Eisenberg
Date: March 21, 2024

/s/ JAMES PARSLOW	Chief Financial Officer
James Parslow	(Principal Financial Officer and Principal Accounting Officer)
Date: March 21, 2024

/s/ GRIGORY BORISENKO	Director
Grigory Borisenko
Date: March 21, 2024

/s/ JAMES CALLAWAY	Director
James Callaway
Date: March 21, 2024

/s/ FIRDAUS JAL DASTOOR	Director
Firdaus Jal Dastoor
Date: March 21, 2024

/s/ Dmitry Genkin	Director
Dmitry Genkin
Date: March 21, 2024

/s/ ROGER KORNBERG	Director
Roger Kornberg
Date: March 21, 2024

/s/ ADAM LOGAL	Director
Adam Logal
Date: March 21, 2024

Director
Moshe Mizrahy
Date: March 21, 2024

/s/ ALEXEY VINOGRADOV	Director
Alexey Vinogradov
Date: March 21, 2024

