Form 10-K/A
period 2023-12-31
Xenetic Biosciences, Inc.
filed 2024-04-26
CIK 1534525

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

945 Concord Street

Framingham, Massachusetts 01701

(Address of principal executive offices (Zip code)

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

As of April 19, 2024, the number of outstanding shares of the registrant’s common stock was 1,540,684.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 21, 2024 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year.

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

i

XENETIC BIOSCIENCES, INC.

2023 ANNUAL REPORT ON FORM 10-K

ii

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 19, 2024.

Name	Age	Position

Mr. Jeffrey Eisenberg	58	Chief Executive Officer and Director
Dr. Curtis Lockshin	63	Chief Scientific Officer
Mr. James Parslow	59	Chief Financial Officer and Corporate Secretary
Dr. Grigory Borisenko	55	Director
Dr. James Callaway	67	Director (1), (2), (3)
Mr. Firdaus Jal Dastoor, FCS	71	Director (1), (2)
Dr. Dmitry Genkin	55	Director
Dr. Roger Kornberg	76	Director (3)
Mr. Adam Logal	46	Director (1), (2), (3)
Mr. Moshe Mizrahy	71	Director
Dr. Alexey Vinogradov	53	Director

__________________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Grigory Borisenko, PhD was appointed to the Board in September 2019. Dr. Borisenko has over 20 years of scientific, management and strategic experience in the life science field. Since April 2022, Dr. Borisenko has been an independent consultant for a number of companies. Prior to that time, Dr. Borisenko served as an Investment Director of RUSNANO Management Company LLC, a venture capital & private equity management company in Russia, and has specialized in investment projects in life sciences from 2012 through March 31, 2022. Dr. Borisenko has served on the board of directors of Atea Pharmaceuticals, Inc., Adastra Pharmaceuticals, Inc., Nearmedic Pharm LLC, Novamedica LLC and RusnanoMedInvest LLC. Prior to his investment career, Dr. Borisenko held academic appointments with the University of Pittsburgh, Russian State Medical University and Institute of Medico-Biological Problems. He has co-authored over fifty peer-reviewed publications in leading biochemistry and cell biology journals. Dr. Borisenko received his M.S. and Ph.D. from the Russian State Medical University, and is a recipient of Fogarty International and International Fellowship Awards from NIH. We believe Dr. Borisenko’s extensive background in the life sciences and biotechnology industries provide him with the appropriate set of skills to serve as a member of our Board.

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

Firdaus Jal Dastoor, FCS was initially appointed as a member of our Board in January 2014 pursuant to terms of the agreement of our acquisition of Xenetic U.K. He has been employed by the Cyrus Poonawalla Group, a conglomerate in India with interests in horse breeding, biotech and life sciences, and financial services, in business development strategies and operational roles since October 1981. Mr. Dastoor is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of the Serum Institute of India Private Limited at the Cyrus Poonawalla Group. He has been a Fellow Member of The Institute of Company Secretaries of India since 1990. Mr. Dastoor is on the board of several private companies operating in the fields of life sciences and biotech, international trade, financial services and quality standards certifications. Mr. Dastoor received a B.A. in Commerce from the University of Poona. We believe Mr. Dastoor’s knowledge of investments in the life sciences and biotechnology industries, and his finance and business development background provide him with the appropriate set of skills to serve as a member of our Board.

Dmitry Genkin, MD has served as a member of our Board since December 2023. Dr. Genkin previously served on the Company’s Board of Directors from 2017-2021. He has the Russian equivalent of an MD in Internal Therapy and studied drug delivery under Professor Gregory Gregoriadis at The School of Pharmacy, University of London in 1992, as well as the Department of Clinical Pharmacology at Karolinska Hospital, Stockholm from 1992 until 1993. Since 2005, Dr. Genkin has served as Executive Chairman of PJSC Pharmsynthez, a public company and a stockholder of Xenetic. Dr. Genkin is founder and board member of Santersus AG – a Swiss private pharmaceutical company developing novel apheresis therapies for unmet medical need indications. Dr. Genkin is on the oard of CLS Therapeutics Inc. and Peri-Ness Ltd. – private biotechnology companies developing anti-NETosis therapies. Prior to 2005, Dr. Genkin headed a number of Russia’s largest pharmaceutical companies including Pharmavit, a large player in the Russian pharmaceutical market. In 1998, he was awarded the silver medal by the Russian Natural Science Academy. We believe Dr. Genkin’s significant life sciences, biotechnology and international background provide him with the appropriate set of skills to serve as a member of our Board.

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

Adam Logal was appointed to the Board in August 2017. Mr. Logal has 20 years of experience in the biopharmaceuticals industry. Since March 2014, Mr. Logal has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO Health, Inc. (“OPKO”), a publicly-traded company, and from March 2007 until March 2014 served as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer. Prior to joining OPKO, Mr. Logal served in senior management roles at Nabi Biopharmaceuticals, a publicly-traded biopharmaceutical company. Mr. Logal is a strategic finance executive with extensive experience in SEC compliance and reporting, domestic and international finance, strategic planning, cash flow management, budgeting, taxation, treasury and business development. We believe Mr. Logal’s extensive financial experience with public companies in the life sciences industry provides him with the appropriate set of skills to serve as a member of our Board.

Moshe Mizrahy has served as a member of our Board since December 2023. Mr. Mizrahy is co-founder of InMode Ltd. (NASDAQ: INMD) and has served as its Chief Executive Officer and Chairman of its board of directors since its inception in 2008. Prior to that, Mr. Mizrahy was co-founder and chief executive officer of Syneron Medical Ltd. Mr. Mizrahy was also the former chief executive officer of Home Skinovations Ltd., and is currently chairman of its board. In addition to Home Skinovations Ltd., Mr. Mizrahy currently sits on the board of directors of SipNose Ltd., Pet Novations Ltd., Peri-Ness Technologies Ltd., Santersus AG, Easy-Lap Ltd., O.B.-Tools Ltd., Urifer Ltd., Easy Notes Ltd., Escape Rescue Systems Ltd., M.N. Business Strategy Ltd., Silk’n Cure Ltd., Himalaya Family Office Advising Ltd. and Polimer Logistics (Israel) Ltd. Mr. Mizrahy is co-founder and general partner of Nitzanim AVX Kyocera Venture Capital Fund and First Israel Mezzeine Investors Fund. Mr. Mizrahy has expertise in value creation for medical technologies, fundraising, public offerings, marketing and regulatory affairs. Mr. Mizrahy has a B.S. in Engineering from the Tel Aviv University and an MBA from Pace University, New York. We believe Dr. Mizrahy’s executive leadership background provide him with the appropriate set of skills to serve as a member of our Board.

Alexey Vinogradov has served as a member of our Board since July 2019. Mr. Vinogradov currently works as Business Development Manager at Mag. Peter G. Wahl’s Law Firm in Vienna, Austria, whose main focus is on corporate, property and commercial law. Mr. Vinogradov previously acted as Business Development Director and Operations Director at Cantreva LLC, a Russian company with extensive specialized experience of delivering services in the field of renewable energy (solar, wind, hydro power), performing works on a “turnkey” basis from September 2017 to 2022. Mr. Vinogradov previously served as General Manager at Togas Middle East LLC in Dubai, UAE from May 2015 to May 2017. Prior to that, Mr. Vinogradov served as branch manager at Togas Group LLC in Russia from March 2012 to November 2016. We believe Mr. Vinogradov’s experience in business communication, international business development and financial analytics provides him with the appropriate set of skills to serve as a member of our Board.

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

Our Board of Directors

During fiscal year 2023, the following served as a member of the Company’s Board of Directors: Jeffrey Eisenberg, Dr. Grigory Borisenko, Dr. James Callaway, Firdaus Jal Dastoor, Dr. Dmitry Genkin, Dr. Roger Kornberg, Adam Logal, Mr. Moshe Mizrahy and Alexey Vinogradov. Directors shall hold office for a one-year term or until their successors have been duly elected and qualified. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

Committees of the Board

The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board also has two special committees: the Special Committee, which was formed on January 16, 2024, and the Financing Committee, which was formed in August 2020. The Company has adopted charters to govern the conduct, authority and responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which are available to stockholders on the Company’s website at http://ir.xeneticbio.com/. The information on our website is not incorporated by reference into, or a part of, this Amendment or the Original Filing.

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

For the fiscal year 2023, the Audit Committee was composed of three directors: Mr. Dastoor, Dr. Callaway, and Mr. Logal (chair). The Audit Committee met five times during fiscal year 2023. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/. The information on our website is not incorporated by reference into, or a part of, this Amendment or the Original Filing.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table – 2022 - 2023

The following table sets forth, for the years ended December 31, 2023 and 2022, the compensation information for Jeffrey Eisenberg, our Chief Executive Officer, Dr. Curtis Lockshin, our Chief Scientific Officer, and James Parslow, our Chief Financial Officer. We refer to Messrs. Eisenberg, Lockshin, and Parslow herein, collectively, as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
Jeffrey F. Eisenberg,	2023	$404,250	$67,863	$58,617	$32,764	(3)	$563,494
Chief Executive Officer	2022	$404,250	$98,882	$99,041	$30,654		$632,827

James Parslow,	2023	$329,175	$33,932	$33,411	$37,214	(4)	$433,732
Chief Financial Officer	2022	$329,175	$49,441	$56,455	$38,919		$473,990

Dr. Curtis Lockshin,	2023	$329,175	$33,932	$33,411	$39,298	(5)	$435,816
Chief Scientific Officer	2022	$329,175	$49,441	$56,455	$35,300		$470,371

_______________

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 11 to our audited consolidated financial statements included in Item 8 of the Original Filing. Mr. Eisenberg, Mr. Parslow, and Dr. Lockshin were granted options to purchase 20,000 shares, 10,000 shares and 10,000 shares of common stock, respectively, during 2023.
(2)	Represents incentive compensation payments earned.
(3)	Includes $19,564 for health and welfare plans and $13,200 employer matching 401(k) contribution.
(4)	Includes $24,014 for health and welfare plans and $13,200 employer matching 401(k) contribution.
(5)	Includes $27,164 for health and welfare plans and $12,134 employer matching 401(k) contribution.

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

Outstanding Equity Awards at Fiscal Year-End – 2023

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers at December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable		Number of Securities Underlying Unexercised Options, Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey F. Eisenberg	1,917	(1)	–		409.20	12/2/2026	–	–
	1,042	(2)	–		253.20	10/26/2027	–	–
	23,000	(3)	–		13.10	12/4/2029	–	–
	9,167	(4)	833	(4)	26.00	3/18/2031	–	–
	5,834	(5)	4,166	(5)	11.20	3/24/2032	–	–
	–	(6)	20,000	(6)	3.88	12/11/2033	–	–

James Parslow	1,459	(7)	–		548.40	4/3/2027	–	–
	8,000	(8)	–		13.10	12/4/2029	–	–
	4,583	(9)	417	(9)	26.00	3/18/2031	–	–
	2,917	(10)	2,083	(10)	11.20	3/24/2032	–	–
	–	(11)	10,000	(11)	3.88	12/11/2033	–	–

Curtis Lockshin	122	(12)	–		550.80	12/31/2024	–	–
	127	(13)	–		550.80	9/6/2025	–	–
	1,459	(14)	–		516.00	1/1/2027	–	–
	9,000	(15)	–		13.10	12/4/2029
	4,583	(16)	417	(16)	26.00	3/18/2031	–	–
	2,917	(17)	2,083	(17)	11.20	3/24/2032	–	–
	–	(18)	10,000	(18)	3.88	12/11/2033	–	–

________________

(1)	392 options vested 100% on the date of grant. Remainder vested one-third upon the first anniversary of the grant date, one-third of the remaining amount upon the second anniversary of the grant date and one-third of the remaining amount on the third anniversary of the grant date.
(2)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(3)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(4)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.

(5)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 24, 2023 and ending on March 24, 2025.
(6)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing March 11, 2025 and ending on December 11, 2026.
(7)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(8)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(9)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(10)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 24, 2023 and ending on March 24, 2025.
(11)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing March 11, 2025 and ending on December 11, 2026.
(12)	Vested one-third upon March 3, 2015, one-third upon March 15, 2016 and one-third upon March 15, 2017.
(13)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(14)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(15)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(16)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(17)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 24, 2023 and ending on March 24, 2025.
(18)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing March 11, 2025 and ending on December 11, 2026.

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

Year	Summary Compensation Table Total for CEO (1) ($)	Compensation Actually Paid to CEO (1)(2)(3) ($)	Average Summary Compensation Table for Non-CEO NEOs (1) ($)	Average Compensation Actually Paid to Non-CEO NEOs(1)(2)(3) ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4) ($)	Net Loss ($)
2023	$563,494	$560,385	$434,774	$433,219	$16.91	$(4,134,578)
2022	$632,827	$425,619	$472,180	$377,162	$13.98	$(6,552,353)
2021	$750,231	$505,360	$514,564	$407,285	$63.24	$(5,645,179)

_______________

(1)	The CEO for 2023, 2022 and 2021 is Jeffrey Eisenberg. The Non-CEO NEOs for whom average compensation is presented in this table for 2023, 2022 and 2021 are James Parslow and Dr. Curtis Lockshin.
(2)	The amounts shown as Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table for each year, adjusted as described in footnote 3 below.
(3)	Compensation Actually Paid reflects the exclusions and inclusions for the CEO and the Non-CEO NEOs set forth below. Amounts excluded, which are set forth in the table below in the “Minus Stock and Option Awards from Summ. Comp. Table” columns below, represent the Stock Awards and Option Awards reported in the Stock Awards and Option Awards columns of the Summary Compensation Table for each applicable year. Amounts added back to determine Compensation Actually Paid are made up of the following components as applicable: (i) the fair value as of the end of the fiscal year of outstanding and unvested equity awards granted in that year; (ii) the change in fair value during the year of equity awards granted in prior years that remained outstanding and unvested at the end of the year; (iii) the fair value as of the vesting date of equity awards that were granted and vested in that year, if any and (iv) the change in fair value during the year through the vesting date of equity awards granted in prior years that vested during that year. The fair value at the end of the prior year of awards granted in any prior year that failed to meet applicable vesting conditions during the covered year are subtracted, although there were no such awards for the CEO or the Non-CEO NEOs in 2021, 2022 or 2023. Equity values are calculated in accordance with ASC Topic 718.

Year	Summary Comp. Table Total for CEO	Minus Stock and Option Awards from Summ. Comp. Table	Plus Year-End Equity Value of Unvested Awards Granted During Year	Plus Change in Value of Unvested Awards Granted in Prior Years	Plus Change in Value of Prior Years’ Awards Vested During Year	Comp. Actually Paid to CEO
2023	$563,494	$67,863	$59,661	$1,103	$3,990	$560,385
2022	$632,827	$98,882	$20,922	$(37,387)	$(91,861)	$425,619
2021	$750,231	$234,052	$105,378	$(57,273)	$(58,924)	$505,360

Year	Avg. Summary Comp. Table Total for Other NEOs	Minus Avg. Stock and Option Awards from Summ. Comp. Table	Plus Avg. Year- End Equity Value of Unvested Awards Granted During Year	Plus Avg. Change in Value of Unvested Awards Granted in Prior Years	Plus Avg. Change in Value of Prior Year’s Awards Vested During Year	Average Comp. Actually Paid to Other NEOs
2023	$434,774	$33,932	$29,830	$552	$1,995	$433,219
2022	$472,180	$49,441	$10,461	$(18,693)	$(37,345)	$377,162
2021	$514,564	$117,026	$52,689	$(21,166)	$(21,776)	$407,285

For the equity values included in the above tables, the valuation assumptions used to calculate fair values of stock options were materially different from those disclosed at the time of the grant of the stock options. The assumptions used in determining fair value of the stock options that vested during 2021, 2022 and 2023, or that were outstanding as of December 31, 2021, December 31, 2022 or December 31, 2023, as applicable, are as follows:

	Options Vested During Year or Outstanding on December 31 of:

	2023	2022	2021
Expected Volatility	105.80% - 121.52%	123.60% - 135.86%	132.43% - 137.44%
Risk-Free Interest Rate	3.54% - 4.80%	2.15% - 4.05%	1.00% - 1.27%
Expected Dividend Yield	0%	0%	0%
Expected Term (in years)	3.63 - 5.82	3.5 - 5.12	4.0 – 5.12

(4)	Total Shareholder Return illustrates the value, as of the last day of the indicated fiscal year of an investment of $100 in Xenetic common stock on December 31, 2020.

Description of Relationship Between NEO Compensation Actually Paid and Company Total Shareholder Return (“TSR”) and Net Loss

The Compensation Actually Paid to our CEO and the average of Compensation Actually Paid to our Non-CEO NEOs increased in 2023, which corresponded to the increase in the Company’s TSR and decrease in Net Loss in 2023. The CEO and Non-CEO NEOs Non-Equity Incentive Plan Compensation is determined based on our strategic, financial and operating performance objectives that have been established by the Compensation Committee. While not directly tied to stock price performance and/or net loss, these performance objectives have been established as core drivers of TSR.

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

On October 26, 2017, the Company amended and restated the Original Agreement in order to employ Mr. Eisenberg as the Chief Executive Officer of the Company, effective as of the same date (the “Amended Agreement”). The terms of the Amended Agreement were substantially similar to the terms of the Original Agreement, except that Mr. Eisenberg is eligible to receive a bonus equal to 50% of his annual salary based on the attainment of certain individual and/or Company goals established by the Board or a committee thereto, and if Mr. Eisenberg’s employment is terminated by us without “Cause” (as defined in the Amended Agreement) or if he resigns for “Good Reason” (as defined in the Amended Agreement), he will be entitled to receive (i) within thirty days following the date of termination, an amount equal to one times his then current base salary, (ii) a pro-rated annual bonus and (iii) payment of premiums for continued health benefits under COBRA for up to twelve months.

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

Director Compensation

Each of our non-employee, independent directors is currently entitled to receive an annual retainer of $50,000, payable in equal quarterly installments, an option to acquire 2,500 shares of the Company’s common stock upon initial appointment to the Board, and an additional option to acquire 2,500 shares each year thereafter on the date of the Company’s annual meeting of stockholders. Upon expansion of the board from seven to nine members on December 6, 2023, the annual cash retainer was reduced to $43,000. No other changes were made to the director compensation policy. All members of our Board are reimbursed for their usual and customary expenses incurred in connection with their service on the Board, including out-of-pocket expenses, transportation, and airfare on the Company’s business.

Director Compensation Table

As an employee director during fiscal year 2023, Mr. Eisenberg did not receive any compensation for his Board service during the last completed year. The following table sets forth information for the year ended December 31, 2023 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)

Dr. Grigory Borisenko	$48,250	–	$9,291	–	$57,541
Dr. James Callaway	$48,250	–	$9,291	–	$57,541
Firdaus Jal Dastoor	$48,250	–	$9,291	–	$57,541
Dr. Dmitry Genkin(3)	$–	–	$–	–	$–
Dr. Roger Kornberg	$48,250	–	$9,291	–	$57,541
Mr. Adam Logal	$48,250	–	$9,291	–	$57,541
Mr. Moshe Mizrahy(4)	$3,038	–	$9,291	–	$12,329
Dr. Alexey Vinogradov	$48,250	–	$9,291	–	$57,541

__________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2023, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 11 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2023:

Name	Option Awards (#)

Dr. Grigory Borisenko	5,000
Dr. James Callaway	12,917
Firdaus Jal Dastoor	13,296
Dr. Dmitry Genkin	–
Dr. Roger Kornberg	13,126
Adam Logal	12,917
Mr. Moshe Mizrahy	2,500
Dr. Alexey Vinogradov	12,500

(3)	Elected to the Board on December 6, 2023.
(4)	Elected to the Board on December 6, 2023. Represents pro rata payment of director compensation for the partial period served during the year ended December 31, 2023.

See “Certain Related Person Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2024 for:

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

The percentage of shares beneficially owned is computed on the basis of 1,540,684 shares of our common stock outstanding as of March 31, 2024, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 945 Concord Street, Framingham, Massachusetts 01701.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class Beneficially Owned
Fiscal Year 2023 Named Executive Officers and Directors
Jeffrey Eisenberg	43,042	(2)	2.7%
James Parslow	17,792	(3)	1.1%
Dr. Curtis Lockshin	19,042	(4)	1.2%
Dr. Grigory Borisenko(5)	2,500	(6)	*
Dr. James Callaway	10,417	(7)	*
Firdaus Jal Dastoor	10,796	(8)	*
Dr. Dmitry Genkin(5)	215,964	(9)	14.0%
Dr. Roger Kornberg	10,626	(10)	*
Adam Logal	10,417	(11)	*
Moshe Mizrahy	–		*
Alexey Vinogradov	28,679	(12)	1.8%
All executive officers and directors as a group (11 persons)	221,775	(13)	13.2%
5% Current Stockholders
CLS Therapeutics Ltd.	147,500	(9)	9.6%
PJSC Pharmsynthez(5)	97,922	(14)	6.2%

_______________________

*	Represents beneficial ownership of less than one percent (1%).
(1)	Unless otherwise indicated below, this table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 42,625 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024 and 417 vested restricted stock units.
(3)	The total beneficial ownership consists of 17,792 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.
(4)	The total beneficial ownership consists of 19,042 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.
(5)	Dr. Borisenko was employed by Rusnano LLC, an entity affiliated with Pharmsynthez, through March 31, 2022. Dr. Dmitry Genkin is the Executive Chairman of the board of directors of Pharmsynthez. Refer to the “Transactions with Related Persons” section below for additional information with respect to certain related party transactions involving Dr. Genkin and Pharmsynthez (including its wholly owned subsidiaries).
(6)	The total beneficial ownership consists of 2,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.
(7)	The total beneficial ownership consists of 10,417 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.
(8)	The total beneficial ownership consists of 10,796 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.

(9)	Based on the Schedule 13D/A filed with the SEC on March 18, 2024 by CLS Therapeutics Ltd., a limited company organized under the laws of Guernsey, United Kingdom (“CLS”), CLS Therapeutics, LLC, a Delaware limited liability company and subsidiary of CLS (“CLS LLC”), Dmitry Genkin (“Genkin”), Victor Tets (“VT”), Georgy Tets (“GT”) and M. Scott Maguire (“Maguire”) (the “CLS 13D”): CLS has sole voting and dispositive power as to 147,500 shares of common stock, which includes 85,000 shares of common stock owned by CLS LLC; CLS LLC has sole voting and dispositive power as to 85,000 shares of common stock; Genkin has sole voting and dispositive power as to 68,464 shares of common stock and shared voting and dispositive power as to 147,500 shares of common stock; VT and GT each have shared voting and dispositive power as to 147,500 shares of common stock; and Maguire has sole voting and dispositive power as to 3,800 shares of common stock, and shared voting and dispositive power as to 2,202 shares of common stock. CLS, as the ultimate parent of CLS LLC, may exercise voting and dispositive power over the shares owned by CLS LLC, and as such, may be deemed the beneficial owner of such shares. Genkin, VT and GT may exercise voting and dispositive power over the shares owned by CLS and CLS LLC, and as such, may be deemed to be the beneficial owner of such shares. According to the 13D, the address of Genkin is Pazzale Baracca 2, Milan, Italy; the address of CLS and CLS LLC is PO Box 175, Frances House, Sir William Place, St. Peter Port Guernsey, Channel Islands GY1 4HQ; and the address of VT and GT is 180 Varick Street, New York, NY 10014. Refer to the “Transactions with Related Persons” section below for additional information with respect to certain related party transactions involving CLS.
(10)	The total beneficial ownership consists of 10,626 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.
(11)	The total beneficial ownership consists of 10,417 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.
(12)	The total beneficial ownership consists of 18,679 shares of common stock owned directly and 10,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024.
(13)	The total beneficial ownership consists of 87,143 shares of common stock owned directly, 134,215 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2024 and 417 shares of restricted stock units that are vested.
(14)	The total beneficial ownership consists of 52,797 shares of common stock owned directly or indirectly through SynBio and 45,125 shares issuable upon the conversion of Series B Preferred Stock that are exercisable within 60 days of March 31, 2024. SynBio is a wholly-owned subsidiary of Pharmsynthez. Pharmsynthez may be deemed to have shared voting and shared dispositive power with respect to all the shares owned by SynBio and therefore, Pharmsynthez may be deemed to be the beneficial owner of such shares. The address of PJSC Pharmsynthez is 9 Korpusnaya Street, Letter A 1st Floor, St. Petersburg, 197110, Russia. Refer to the “Transactions with Related Persons” section below for additional information with respect to certain related party transactions involving Pharmsynthez.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2023, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for the following: (i) Mr. Mizrahy’s initial Form 3 and initial Form 4 reporting the initial grant of stock options upon his election to the Board were filed late, and (ii) Dr. Genkin has not yet filed the initial Form 3 since his election to the Board.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	202,254	(1)	$33.52	50,310
Equity compensation plans not approved by security holders	1,459	(2)	548.40	–
Total	203,713		$37.22	50,310

____________________

(1)	Consists of 202,254 shares of our common stock to be issued upon the exercise of outstanding stock options and restricted stock units under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Equity Plan.”)
(2)	Represents inducement award granted to Mr. Parslow in 2017 in connection with his employment with the Company that was not covered under the Equity Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The option has a ten-year term and is fully vested.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended December 31, 2023 and December 31, 2022, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and as disclosed below.

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

Certain Related Person Transactions

PJSC Pharmsynthez

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary SynBio LLC (“SynBio”), had a share ownership in the Company of approximately 3% of the total outstanding common stock at March 31, 2024. In addition to its common stock ownership, Pharmsynthez holds approximately 1.5 million shares of our outstanding Series B Preferred Stock at March 31, 2024. In addition, one of our directors, Dr. Dmitry Genkin, is the Executive Chairman of the board of directors of Pharmsynthez, and, prior to March 31, 2022, Dr. Grigory Borisenko, one of our current directors, was employed as the Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez. Additionally, one of our executive officers, Dr. Curtis Lockshin, is an officer of a wholly-owned subsidiary of Pharmsynthez.

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

Serum Institute

Serum Institute had a share ownership of less than 1% of the Company’s total outstanding common stock as of March 31, 2024. One of the Company’s directors, Firdaus Jal Dastoor, is currently a Group Director in charge of Finance and Corporate Affairs and Company Secretary of Serum Institute. In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute of India Limited (“Serum Institute”) providing Serum Institute an exclusive license to use the Company’s PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. There are no milestone or other research-related payments due under the collaborative arrangement. Through December 31, 2023 and 2022, no commercial products were developed and no royalty revenue or expense was recognized by the Company related to the arrangement.

CLS Therapeutics, Ltd.

In April 2022, the Company entered into exclusive License and Sublicense Agreements with CLS to develop its interventional DNase based oncology platform. In connection with the CLS agreements, the Company entered into subscription agreements with CLS and OPKO pursuant to which the Company agreed to issue to CLS and OPKO, and CLS and OPKO agreed to subscribe for, 62,500 and 25,000 shares, respectively, of the Company’s common stock. On October 12, 2022, the Company entered into a Subscription Agreement with CLS LLC, pursuant to which the Company agreed to issue to CLS LLC, and CLS LLC agreed to subscribe for, 85,000 shares of the Company’s common stock as consideration for the assignment by CLS and its affiliates to the Company of certain patent rights owned by CLS and its affiliates. One of the Company’s directors, Roger Kornberg, is a member of the scientific advisory board of CLS. However, Mr. Kornberg does not own any equity of CLS and is not receiving any economic benefit as a result of the transactions contemplated by such agreements. Mr. Adam Logal, one of our directors, is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of OPKO. Two of the Company’s directors, Dr. Genkin and Mr. Mizrahy, were recommended to the Board by CLS.

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with advisors to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board affirmatively determined that the following directors were independent directors within the meaning of the applicable Nasdaq listing standards for the period during which they served as a member of the Board during fiscal year 2023: Dr. Callaway, Mr. Dastoor, Dr. Kornberg, Mr. Logal, Mr. Mizrahy, Mr. Vinogradov and Dr. Borisenko.

During fiscal year 2023, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as independence is currently defined in Rule 5605 of the Nasdaq listing standards).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and December 31, 2022, by Marcum LLP, the Company’s principal accountant.

	2023	2022
Audit Fees	$168,228	$171,454
Audit-Related Fees	20,342	20,394
Tax Fees	–	–
All Other Fees	–	–
	$188,570	$191,848

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2023 and 2022.

Audit-Related Fees

Audit related fees during the years ended December 31, 2023 and December 31, 2022 include fees incurred in connection with comfort letters issued in connection with our At-The-Market program under our S-3 registration statement.

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

Our Audit Committee approved and retained Marcum LLP to audit our consolidated financial statements for 2023. Our Audit Committee reviewed all services provided by Marcum LLP in 2023 and concluded that the services provided were compatible with maintaining its independence.

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

(b)	Exhibits: The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
31.3	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.4	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

Date: April 26, 2024	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer

