Form 10-Q
period 2024-03-31
Xenetic Biosciences, Inc.
filed 2024-05-09
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, the number of outstanding shares of the registrant’s common stock was 1,540,684.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash	$7,823,701	$8,983,046
Prepaid expenses and other	552,043	603,828
Total current assets	8,375,744	9,586,874

Other assets	1,018,352	1,018,352
Total assets	$9,394,096	$10,605,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,483	$240,832
Accrued expenses and other current liabilities	506,011	568,753
Total current liabilities	716,494	809,585

Total liabilities	716,494	809,585

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1,804	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 1,543,385 shares issued as of March 31, 2024 and December 31, 2023; 1,540,684 shares outstanding as of March 31, 2024 and December 31, 2023	1,544	1,544
Additional paid in capital	208,131,009	208,053,935
Accumulated deficit	(194,429,309)	(193,234,196)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	8,677,602	9,795,641
Total liabilities and stockholders' equity	$9,394,096	$10,605,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue:
Royalty revenue	$510,817	$605,844
Total revenue	510,817	605,844

Operating costs and expenses:
Research and development	(944,321)	(595,276)
General and administrative	(834,910)	(925,743)
Total operating costs and expenses	(1,779,231)	(1,521,019)
Loss from operations	(1,268,414)	(915,175)

Other income:
Other income	52	4,520
Interest income, net	73,249	54,101
Total other income	73,301	58,621

Net loss	$(1,195,113)	$(856,554)

Basic and diluted loss per share	$(0.78)	$(0.56)

Weighted-average shares of common stock outstanding, basic and diluted	1,540,684	1,516,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641
Share-based expense	–	–	–	–	77,074	–	–	–	77,074
Net loss	–	–	–	–	–	(1,195,113)	–	–	(1,195,113)
Balance as of March 31, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,131,009	$(194,429,309)	$253,734	$(5,281,180)	$8,677,602

THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2023	2,774,394	$2,774	1,519,360	$1,520	$207,769,904	$(189,099,618)	$253,734	$(5,281,180)	$13,647,134
Share-based expense	–	–	–	–	68,852	–	–	–	68,852
Net loss	–	–	–	–	–	(856,554)	–	–	(856,554)
Balance as of March 31, 2023	2,774,394	$2,774	1,519,360	$1,520	$207,838,756	$(189,956,172)	$253,734	$(5,281,180)	$12,859,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,195,113)	$(856,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	77,074	68,852
Changes in operating assets and liabilities:
Prepaid expenses and other	51,785	(320,445)
Other assets	–	222,500
Accounts payable, accrued expenses and other liabilities	(93,091)	(216,791)
Net cash used in operating activities	(1,159,345)	(1,102,438)

Net change in cash	(1,159,345)	(1,102,438)
Cash at beginning of period	8,983,046	13,097,265

Cash at end of period	$7,823,701	$11,994,827

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

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

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various United States (“U.S.”) federal trademark registrations and applications along with unregistered trademarks and service marks, including but not limited to XCART™, OncoHist™, PolyXen, ErepoXen™, and ImuXen™, which may be used throughout this Quarterly Report. All other company and product names may be trademarks of the respective companies with which they are associated.

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

3.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024, and amended on April 26, 2024.

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

Certain prior period amounts have been reclassified in this Quarterly Report to conform to the presentation for the current period and had no impact on the reported results of operations.

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

For the three months ended March 31, 2024 and 2023, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.5 million and $0.6 million were recorded as revenue by the Company during the three months ended March 31, 2024 and 2023, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Belgian Volition SARL Limited (“Volition”) Collaboration

On August 2, 2022, the Company announced a research and development collaboration with Volition to develop NETs-targeted adoptive cell therapies for the treatment of cancer. The collaboration is an early exploratory program to evaluate the potential combination of Volition’s Nu.Q® technology Test and the Company’s DNase-Armored CAR T platform to develop proprietary adoptive cell therapies potentially targeting multiple types of solid cancers. Under the terms of the collaboration agreement, Volition will fund a research program and the two parties will share proceeds from commercialization or licensing of any products arising from the collaboration. To date, Volition has funded $26,000 under this agreement.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement (“MSA”) that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. In addition, in the event of any conflict between the project-specific terms and conditions set forth in the SOW and the MSA, the MSA terms and conditions shall govern. The Company has paid Catalent approximately $2.5 million through March 31, 2024, of which $28,000 and $0.1 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023, respectively. In addition, $0.3 million has been recognized within other assets as of both March 31, 2024 and December 31, 2023.

Scripps Research Institute (“Scripps Research”)

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of the Company’s DNase oncology platform technology. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement. Unless earlier terminated, the term of the Agreement continues from the date of the Agreement for fifteen (15) months. The Agreement may be terminated by the Company with 30 days advance written notice to Scripps Research or by Scripps Research if the Company fails to make timely payments due under the Agreement, subject to 30 days’ written notice to cure such nonpayment. The Agreement may further be terminated by either party in the event of the other party’s uncured failure to perform any obligations under the Agreement or the bankruptcy of the other party. The Company has paid Scripps Research approximately $0.9 million under the Agreement through March 31, 2024, of which approximately $0.1 million and $0.4 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023, respectively.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, we have an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. The Company has paid UVA approximately $0.1 million under the UVA Agreement through March 31, 2024, of which approximately $29,000 has been recognized as an advance payment and is included in prepaid expenses and other current assets as of March 31, 2024. There were no amounts incurred as of December 31, 2023.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2024. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three months ended March 31, 2024 and 2023, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2024 and 2023.

6.	Stockholders’ Equity

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

Warrants

The Company has warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of both March 31, 2024 and December 31, 2023. The Series A Warrants are immediately exercisable at a price of $33.00 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the three months ended March 31, 2024 and 2023.

In addition, the Company has publicly traded warrants to purchase approximately 2,100 shares of common stock outstanding as of both March 31, 2024 and December 31, 2023. These warrants have an exercise price of $130.00 per share of common stock and expire on July 17, 2024. The warrants trade on Nasdaq under the symbol “XBIOW.” The warrants also provide that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. None of these warrants were exercised or forfeited during the three months ended March 31, 2024 and 2023.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both March 31, 2024 and December 31, 2023. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three months ended March 31, 2024 and 2023.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock units (“RSUs”) was approximately $0.1 million during each of the three months ended March 31, 2024 and 2023.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$15,237	$13,688
General and administrative expenses	61,837	55,164
	$77,074	$68,852

Employee Stock Options

No stock option awards to purchase shares of common stock were granted during the three months ended March 31, 2024 and 2023. The Company recognized a total of approximately $0.1 million of share-based expense related to employee stock options during each of the three months ended March 31, 2024 and 2023. No employee stock options or RSUs were exercised and none expired during the three months ended March 31, 2024 and 2023.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during the three months ended March 31, 2024 and 2023. No non-employee stock option grants expired during the three months ended March 31, 2024. During the three months ended March 31, 2023, non-employee stock option grants to purchase approximately 100 shares of common stock expired. The Company did not recognize any share-based expense related to non-employee stock options during the three months ended March 31, 2024 and 2023.

8.	Income Taxes

During the three months ended March 31, 2024 and 2023, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $40.1 million and $39.7 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company did not record any unrecognized tax positions.

9.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024, as amended on April 26, 2024.

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

Pharmsynthez paid all obligations due under the Pharmsynthez Loan in May 2023, and no further amounts are due under the Pharmsynthez Loan. As a result, no amounts were outstanding as of March 31, 2024 and December 31, 2023. The Company did not recognize any interest income related to the Pharmsynthez Loan during the three months ended March 31, 2024 and 2023.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning: anticipated effects of geopolitical events, including the conflicts in the Ukraine and the Middle East and associated sanctions imposed by the U.S. and other countries in response; our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of clinical trials and proposed clinical trials; our expectations regarding the timing for proposed submissions of regulatory filings; our expectations regarding the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to address certain markets, engage third party manufacturers, and evaluate additional drug candidates for subsequent commercial development along with the likelihood and extent of competition to our drug candidates; our plans to advance innovative immune-oncology technologies addressing hard to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) platform, such as regarding the DNase platform being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”); our expectations to focus our efforts and resources on advancing the DNase platform into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors; and our expectations regarding our PolyXen® platform, including concerning our plans to leverage the platform.

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

Some factors that could cause actual results to differ materially include without limitation:

•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase or PolyXen technologies;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”);
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	costs, diversion and other adverse effects of the actions of activist shareholders;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that we may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the Russian invasion of Ukraine and conflict in the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we have committed a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three months ended March 31, 2024, was on the advancement of our DNase technology.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 2024 and 2023

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2024 to the fiscal quarter ended March 31, 2023 is as follows:

Description	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$510,817	$605,844	$(95,027)	(15.7)
Operating costs and expenses:
Research and development	(944,321)	(595,276)	349,045	58.6
General and administrative	(834,910)	(925,743)	(90,833)	(9.8)
Total operating costs and expenses	(1,779,231)	(1,521,019)	258,212	17.0
Loss from operations	(1,268,414)	(915,175)	353,239	38.6
Other income:
Other income	52	4,520	(4,468)	(98.8)
Interest income, net	73,249	54,101	19,148	35.4

Net loss	$(1,195,113)	$(856,554)	$338,559	39.5

Revenue

Revenue for the three months ended March 31, 2024 decreased by $0.1 million, or 15.7%, to $0.5 million from approximately $0.6 million for the three months ended March 31, 2023. This decrease represents a decrease in royalty revenue resulting from the timing of rebates related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2023.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended March 31, 2024 increased by approximately $0.3 million, or 58.6%, to approximately $0.9 million from approximately $0.6 million in the comparable quarter in 2023. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended March 31, 2024 and 2023:

	Quarter Ended
Category of Expense	March 31, 2024	March 31, 2023
Outside services and contract research organizations	$745,672	$423,868
Personnel costs	145,805	124,793
Share-based expense	15,237	13,688
Other	37,607	32,927
Total research and development expense	$944,321	$595,276

The increase in outside services and contract research organizations expense was primarily due to increased spending in connection with our pre-clinical development efforts related to our DNase platform.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 decreased by approximately $0.1 million, or 9.8%, to approximately $0.8 million from approximately $0.9 million in the comparable quarter in 2023. The decrease was primarily due to a decrease in accounting and legal fees during the three months ended March 31, 2024 compared to the same period in 2023.

Other Income

Other income was approximately $52 for the three months ended March 31, 2024 compared to approximately $4,500 of other income for the comparable quarter in 2023. This decrease in other income was primarily related to unfavorable changes in foreign currency exchange rates during the three months ended March 31, 2024 as compared to the same period in 2023.

Interest Income

Interest income increased to approximately $73,000 during the three months ended March 31, 2024 as compared to approximately $54,000 for the same period in the prior year. This increase is primarily due to higher interest rates on invested funds during the three months ended March 31, 2024 compared to the same period in 2023.

Liquidity and Capital Resources

We incurred a net loss of approximately $1.2 million for the three months ended March 31, 2024. We had an accumulated deficit of approximately $194.4 million at March 31, 2024, as compared to an accumulated deficit of approximately $193.2 million at December 31, 2023. Working capital was approximately $7.7 million at March 31, 2024 and $8.8 million at December 31, 2023. During the three months ended March 31, 2024, our working capital decreased by $1.1 million primarily due to our net loss for the three months ended March 31, 2024.

Our principal source of liquidity consists of cash. At March 31, 2024, we had approximately $7.8 million in cash and $0.7 million in current liabilities. At December 31, 2023, we had approximately $9.0 million in cash and $0.8 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. These factors raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. However, we anticipate we may need additional capital in the long-term to pursue our business initiatives. The terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on Nasdaq, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2024 totaled approximately $1.2 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. Cash flows used in operating activities for the three months ended March 31, 2023 totaled approximately $1.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense and principal repayments on the Pharmsynthez Loan. In addition, prepaid expenses increased and current liabilities decreased during the three months ended March 31, 2023.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2024 and 2023.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2024 and 2023.

Contractual Obligations and Commitments

As of March 31, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, as amended on April 26, 2024.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, as amended on April 26, 2024, for a discussion of recent accounting standards.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes may differ materially from our estimates, judgments and assumptions. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, as amended on April 26, 2024.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024, as amended on April 26, 2024.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Jeffrey F. Eisenberg, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Jeffrey F. Eisenberg, Principal Executive Officer, and James Parslow, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in XBRL and included in Exhibit 101).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

May 9, 2024	By:	/s/ JEFFREY F. EISENBERG
Jeffrey F. Eisenberg
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAMES PARSLOW
James Parslow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

