Form 10-Q
period 2024-06-30
Xenetic Biosciences, Inc.
filed 2024-08-13
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, the number of outstanding shares of the registrant’s common stock was 1,542,139.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash	$7,298,597	$8,983,046
Prepaid expenses, receivables and other	716,381	603,828
Total current assets	8,014,978	9,586,874

Other assets	1,018,352	1,018,352
Total assets	$9,033,330	$10,605,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$283,586	$240,832
Accrued expenses and other current liabilities	1,304,016	568,753
Total current liabilities	1,587,602	809,585

Total liabilities	1,587,602	809,585

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1,804	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 1,543,802 and 1,543,385 shares issued as of June 30, 2024 and December 31, 2023, respectively; 1,541,101 and 1,540,684 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	1,544	1,544
Additional paid in capital	208,173,105	208,053,935
Accumulated deficit	(195,703,279)	(193,234,196)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	7,445,728	9,795,641
Total liabilities and stockholders' equity	$9,033,330	$10,605,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Revenue:
Royalty revenue	$726,404	$651,005	$1,237,221	$1,256,849
Total revenue	726,404	651,005	1,237,221	1,256,849

Operating costs and expenses:
Research and development	(933,771)	(903,243)	(1,878,092)	(1,498,519)
General and administrative	(1,130,029)	(945,950)	(1,964,939)	(1,871,693)
Total operating costs and expenses	(2,063,800)	(1,849,193)	(3,843,031)	(3,370,212)
Loss from operations	(1,337,396)	(1,198,188)	(2,605,810)	(2,113,363)

Other income (expense):
Other (expense) income	(21)	21,122	31	25,642
Interest income, net	63,447	126,103	136,696	180,204
Total other income	63,426	147,225	136,727	205,846

Net loss	$(1,273,970)	$(1,050,963)	$(2,469,083)	$(1,907,517)

Basic and diluted net loss per share	$(0.83)	$(0.69)	$(1.60)	$(1.25)

Weighted-average shares of common stock outstanding, basic and diluted	1,540,799	1,524,717	1,540,741	1,520,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of April 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,131,009	$(194,429,309)	$253,734	$(5,281,180)	$8,677,602
Issuance of common stock in connection with restricted stock	–	–	417	–	–	–	–	–	–
Share-based expense	–	–	–	–	42,096	–	–	–	42,096
Net loss	–	–	–	–	–	(1,273,970)	–	–	(1,273,970)
Balance as of June 30, 2024	1,804,394	$1,804	1,543,802	$1,544	$208,173,105	$(195,703,279)	$253,734	$(5,281,180)	$7,445,728

SIX MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641
Issuance of common stock in connection with restricted stock	–	–	417	–	–	–	–	–	–
Share-based expense	–	–	–	–	119,170	–	–	–	119,170
Net loss	–	–	–	–	–	(2,469,083)	–	–	(2,469,083)
Balance as of June 30, 2024	1,804,394	$1,804	1,543,802	$1,544	$208,173,105	$(195,703,279)	$253,734	$(5,281,180)	$7,445,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance as of April 1, 2023	2,774,394	$2,774	1,519,360	$1,520	$207,838,756	$(189,956,172)	$253,734	$(5,281,180)	$12,859,432
Issuance of common stock to adjust for reverse split rounding	–	–	15,941	16	(16)	–	–	–	–
Share-based expense	–	–	–	–	69,389	–	–	–	69,389
Net loss	–	–	–	–	–	(1,050,963)	–	–	(1,050,963)
Balance as of June 30, 2023	2,774,394	$2,774	1,535,301	$1,536	$207,908,129	$(191,007,135)	$253,734	$(5,281,180)	$11,877,858

SIX MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2023	2,774,394	$2,774	1,519,360	$1,520	$207,769,904	$(189,099,618)	$253,734	$(5,281,180)	$13,647,134
Issuance of common stock to adjust for reverse split rounding	–	–	15,941	16	(16)	–	–	–	–
Share-based expense	–	–	–	–	138,241	–	–	–	138,241
Net loss	–	–	–	–	–	(1,907,517)	–	–	(1,907,517)
Balance as of June 30, 2023	2,774,394	$2,774	1,535,301	$1,536	$207,908,129	$(191,007,135)	$253,734	$(5,281,180)	$11,877,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,469,083)	$(1,907,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	119,170	138,241
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other	(112,553)	(762,941)
Other assets	–	362,500
Accounts payable, accrued expenses and other liabilities	778,017	(201,841)
Net cash used in operating activities	(1,684,449)	(2,371,558)

Net change in cash	(1,684,449)	(2,371,558)
Cash at beginning of period	8,983,046	13,097,265

Cash at end of period	$7,298,597	$10,725,707

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

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

On May 15, 2023, the Company effected a reduction, on a 1-for-10 basis, in its authorized common stock, par value $0.001, along with a corresponding and proportional decrease in the number of shares issued and outstanding (the “Reverse Stock Split”). On the effective date of the Reverse Stock Split, (i) every 10 shares of common stock were reduced to one share of common stock, with any fractional amounts rounded up to one share; (ii) the number of shares of common stock into which each outstanding warrant, restricted stock unit (“RSU”), or option to purchase common stock was convertible into was proportionately reduced on the same basis as the common stock; (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased on a 1-to-10 basis; and (iv) the number of shares of common stock into which each share of preferred stock was convertible into was proportionately reduced on the same basis as the common stock. Unless otherwise indicated, all of the share numbers, share prices, and exercise prices have been adjusted in this Quarterly Report, on a retroactive basis, to reflect this 1-for-10 Reverse Stock Split.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Hesperix, Xenetic UK and Xenetic UK’s wholly owned subsidiaries: Lipoxen, Xenetic Bioscience, Incorporated, and SymbioTec. Certain of the Company’s subsidiaries require guarantees of support from Xenetic. While all intercompany balances and transactions have been eliminated in consolidation, the Company has $0.2 million of cash collateralizing these guarantees.

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

For the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per share are the same in each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.7 million and $1.2 million were recorded as revenue by the Company during the three and six months ended June 30, 2024, respectively, and approximately $0.7 million and $1.3 million were recorded as revenue by the Company during the three and six months ended June 30, 2023, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

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

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. The Company has paid Catalent approximately $2.5 million through June 30, 2024, of which approximately $28,000 and $0.1 million has been recognized as an advance payment and is included in prepaid expenses, receivables and other current assets as of June 30, 2024 and December 31, 2023, respectively, and approximately $49,000 has been recognized as a liability and is included in accrued expenses and other current liabilities as of June 30, 2024. There was no accrual as of December 31, 2023. In addition, approximately $0.3 million has been recognized within other assets as of both June 30, 2024 and December 31, 2023.

Scripps Research Institute (“Scripps Research”)

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of the Company’s DNase oncology platform technology. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement. During the second quarter of 2024, the Company amended the Agreement to extend the term to October 31, 2024 with no additional funding required. The Company has paid Scripps Research approximately $0.9 million under the Agreement through June 30, 2024, of which approximately $0.1 million and $0.4 million has been recognized as an advance payment and is included in prepaid expenses, receivables and other current assets as of June 30, 2024 and December 31, 2023, respectively.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, we have an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. The Company has paid UVA approximately $0.2 million under the UVA Agreement through June 30, 2024, which was expensed during the six months ended June 30, 2024. There were no amounts incurred as of December 31, 2023.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2024. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and six months ended June 30, 2024 and 2023, respectively.

5.	Accrued Expenses and Other Current Liabilities

On June 19, 2024, the Company entered into a confidential separation agreement and general release with each of Jeffrey F. Eisenberg, the Company’s former Chief Executive Officer (the “Eisenberg Separation Agreement”), and Curtis Lockshin, the Company’s former Chief Scientific Officer (the “Lockshin Separation Agreement” and together, the “Separation Agreements”) pursuant to which Messrs. Eisenberg and Lockshin were each eligible for certain severance payments and benefits consistent with the terms of their existing employment agreements as described under “Employment Agreements with our Named Executive Officers” in the Amendment No. 1 to Annual Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission on April 26, 2024. In addition, the Eisenberg Separation Agreement provides for accelerated vesting of all of the unvested stock options held by Mr. Eisenberg as of May 16, 2024. As of June 30, 2024, the Company expensed approximately $0.8 million of accrued payroll and benefits related to the Separation Agreements. In addition, the Company recorded approximately $13,000 of share-based expense for the accelerated vesting of unvested stock options. As of June 30, 2024, approximately $0.8 million was accrued within accrued expenses and other current liabilities related to these obligations.

6.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and six months ended June 30, 2024 and 2023.

7.	Stockholders’ Equity

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

Warrants

The Company has warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of both June 30, 2024 and December 31, 2023. The Series A Warrants are immediately exercisable at a price of $33.00 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the three and six months ended June 30, 2024 and 2023.

In addition, the Company had publicly traded warrants to purchase approximately 2,100 shares of common stock outstanding as of both June 30, 2024 and December 31, 2023. These warrants had an exercise price of $130.00 per share of common stock and expired on July 19, 2024. The warrants ceased trading on Nasdaq under the symbol “XBIOW” upon expiration. The warrants also provided that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock. None of these warrants were exercised or forfeited during the three and six months ended June 30, 2024 and 2023.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both June 30, 2024 and December 31, 2023. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three and six months ended June 30, 2024 and 2023.

8.	Share-Based Expense

Total share-based expense related to stock options and RSU’s was approximately $42,000 and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.1 million and $0.1 million for each of the six months ended June 30, 2024 and 2023.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$(3,804)	$13,778	$11,433	$27,466
General and administrative expenses	45,900	55,611	107,737	110,775
	$42,096	$69,389	$119,170	$138,241

Employee Stock Options and RSU’s

During the three and six months ended June 30, 2024, 20,000 stock options to purchase shares of common stock were granted by the Company. No stock option awards to purchase shares of common stock were granted during the three and six months ended June 30, 2023. No RSUs were granted during each of the three and six months ended June 30, 2024 and 2023. The Company recognized a total of approximately $42,000 and $0.1 million of share-based expense related to employee stock options during the three months ended June 30, 2024 and 2023, respectively, and $0.1 million during each of the six months ended June 30, 2024 and 2023, respectively. The Company issued 417 shares of common stock during the three and six months ended June 30, 2024 related to RSU’s. No employee stock options were exercised during the three and six months ended June 30, 2024 and 2023. During the three and six months ended June 30, 2024 stock options to purchase 11,667 shares of common stock were forfeited. No employee stock options expired during the three and six months ended June 30, 2023.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during the three and six months ended June 30, 2024 and 2023, respectively. No non-employee stock option grants expired during the three and six months ended June 30, 2024. During the six months ended June 30, 2023, non-employee stock option grants to purchase approximately 100 shares of common stock expired. The Company did not recognize any expense related to non-employee stock options during the three and six months ended June 30, 2024 and 2023, respectively.

9.	Income Taxes

During the three and six months ended June 30, 2024 and 2023, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $40.4 million and $39.7 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the Company did not record any unrecognized tax positions.

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

Pharmsynthez paid all obligations due under the Pharmsynthez Loan in May 2023, and no further amounts are due under the Pharmsynthez Loan. As a result, no amounts were outstanding as of June 30, 2024 and December 31, 2023. The Company did not recognize any interest income related to the Pharmsynthez Loan during the three and six months ended June 30, 2024. The Company recognized approximately $65,000 of income related to interest and fees associated with the Pharmsynthez Loan including approximately $40,000 related to interest income during the three and six months ended June 30, 2023.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we have committed a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three and six months ended June 30, 2024, was on the advancement of our DNase technology.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2024 and 2023

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2024 to the fiscal quarter ended June 30, 2023 is as follows:

Description	Quarter Ended June 30, 2024	Quarter Ended June 30, 2023	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$726,404	$651,005	$75,399	11.6
Operating costs and expenses:
Research and development	(933,771)	(903,243)	30,528	3.4
General and administrative	(1,130,029)	(945,950)	184,079	19.5
Total operating costs and expenses	(2,063,800)	(1,849,193)	214,607	11.6
Loss from operations	(1,337,396)	(1,198,188)	139,208	11.6
Other income (expense):
Other (expense) income	(21)	21,122	(21,143)	(100.1)
Interest income, net	63,447	126,103	(62,656)	(49.7)

Net loss	$(1,273,970)	$(1,050,963)	$(223,007)	21.2

Revenue

Revenue for the three months ended June 30, 2024 increased by approximately $0.1 million, or 11.6%, to approximately $0.7 million from approximately $0.7 million for the three months ended June 30, 2023. This increase represents an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) as compared to the same period in 2023.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended June 30, 2024 was relatively flat with the comparable quarter in 2023. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended June 30, 2024 and 2023:

	Quarter Ended,
Category of Expense	June 30, 2024	June 30, 2023
Outside services and contract research organizations	$474,850	$731,045
Personnel costs	415,807	126,957
Share-based expense	(3,804)	13,778
Other	46,918	31,463
Total research and development expense	$933,771	$903,243

The decrease in outside services and contract research organizations expense was primarily due to decreased spending in connection with our pre-clinical and process development efforts related to our DNase platform. The increase in personnel costs is due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 increased by approximately $0.2 million, or 19.5%, to approximately $1.1 million from approximately $0.9 million in the comparable quarter in 2023. The increase was primarily due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer. This increase was partially offset by general decreases in accounting and legal fees during the three months ended June 30, 2024 compared to the same period in 2023.

Other (Expense) Income

Other expense was $21 for the three months ended June 30, 2024 compared to approximately $21,000 of other income for the comparable quarter in 2023. This decrease in other income was primarily related to fees associated with the Pharmsynthez Loan recognized during the three months ended June 30, 2023. There were no similar fees received in the same period in 2024.

Interest Income

Interest income, net decreased to approximately $63,000 during the three months ended June 30, 2024 as compared to approximately $126,000 for the same period in the prior year. This decrease was primarily due to lower average invested funds during the three months ended June 30, 2024 compared to the same period in 2023 as well as a decrease in interest income on the Pharmsynthez Loan.

Comparison of Six Months Ended June 30, 2024 and 2023

The comparison of our historical results of operations for the six months ended June 30, 2024 to the six months ended June 30, 2023 is as follows:

Description	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$1,237,221	$1,256,849	$(19,628)	(1.6)
Operating costs and expenses:
Research and development	(1,878,092)	(1,498,519)	379,573	25.3
General and administrative	(1,964,939)	(1,871,693)	93,246	5.0
Total operating costs and expenses	(3,843,031)	(3,370,212)	472,819	14.0
Loss from operations	(2,605,810)	(2,113,363)	492,447	23.3
Other income (expense):
Other income	31	25,642	(25,611)	(99.9)
Interest income, net	136,696	180,204	(43,508)	(24.1)

Net loss	$(2,469,083)	$(1,907,517)	$551,566	29.4

Revenue

Revenue for the six months ended June 30, 2024 was relatively flat with the six months ended June 30, 2023.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2024 increased by approximately $0.4 million, or 25.3%, to approximately $1.9 million from approximately $1.5 million in the comparable period in 2023. The table below sets forth the R&D costs incurred by the Company by category of expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended,
Category of Expense	June 30, 2024	June 30, 2023
Outside services and contract research organizations	$1,220,522	$1,154,912
Personnel costs	561,612	251,750
Share-based expense	11,433	27,466
Other	84,525	64,391
Total research and development expense	$1,878,092	$1,498,519

The increase in outside services and contract research organizations expense was primarily due to increased spending in connection with our pre-clinical development efforts offset by lower process development efforts related to our DNase platform. The increase in personnel costs is due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 increased by approximately $0.1 million, or 5.0%, to approximately $2.0 million from approximately $1.9 million in the comparable period in 2023. The increase was primarily due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer. This increase was partially offset by general decreases in accounting and legal fees during the six months ended June 30, 2024 compared to the same period in 2023.

Other Income

Other income was $31 for the six months ended June 30, 2024 compared to approximately $26,000 of other income for the six months ended June 30, 2023. This decrease in other income was primarily related to fees associated with the Pharmsynthez Loan recognized during the six months ended June 30, 2023 for which there were no similar fees received in the same period in 2024.

Interest Income

Interest income decreased to approximately $137,000 during the six months ended June 30, 2024 as compared to approximately $180,000 for the same period in the prior year. This decrease was primarily due to lower average invested funds during the six months ended June 30, 2024 compared to the same period in 2023 as well as a decrease in interest income received on the Pharmsynthez Loan.

Liquidity and Capital Resources

We incurred a net loss of approximately $2.5 million for the six months ended June 30, 2024. We had an accumulated deficit of approximately $195.7 million at June 30, 2024, as compared to an accumulated deficit of approximately $193.2 million at December 31, 2023. Working capital was approximately $6.4 million at June 30, 2024, and approximately $8.8 million at December 31, 2023. During the six months ended June 30, 2024, our working capital decreased by approximately $2.3 million primarily due to our net loss for the six months ended June 30, 2024.

Our principal source of liquidity consists of cash. At June 30, 2024, we had approximately $7.3 million in cash and approximately $1.6 million in current liabilities. At December 31, 2023, we had approximately $9.0 million in cash and approximately $0.8 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. However, we anticipate we will need additional capital in the long-term to pursue our business initiatives. While the Company believes it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on Nasdaq, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2024 totaled approximately $1.7 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense and an increase in current liabilities during the period. Cash flows used in operating activities for the six months ended June 30, 2023 totaled approximately $2.4 million, which was primarily due to our net loss for the period as well as advance payments made in accordance with our statement of work with Catalent, partially offset by cash received from the repayment of the Pharmsynthez Loan. In addition, current liabilities decreased during the six months ended June 30, 2023.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2024 and 2023.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the six months ended June 30, 2024 and 2023.

Contractual Obligations and Commitments

As of June 30, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, as amended on April 26, 2024.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Confidential Separation Agreement and General Release, dated June 19, 2024, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.
10.2*	Confidential Separation Agreement and General Release, dated June 19, 2024, between Curtis Lockshin and Xenetic Biosciences, Inc.
10.3*	Amendment to Employment Agreement, dated June 18, 2024, between James F. Parslow and Xenetic Biosciences, Inc.
31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

August 13, 2024	By:	/S/ JAMES PARSLOW
James Parslow Interim Chief Executive Officer and Chief Financial Officer (Principal Executive, Principal Financial Officer and Principal Accounting Officer)

