Form 10-Q
period 2024-09-30
Xenetic Biosciences, Inc.
filed 2024-11-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, the number of outstanding shares of the registrant’s common stock was 1,542,139.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$6,839,560	$8,983,046
Prepaid expenses and other	188,088	603,828
Total current assets	7,027,648	9,586,874

Other assets	1,018,352	1,018,352
Total assets	$8,046,000	$10,605,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$243,343	$240,832
Accrued expenses and other current liabilities	766,064	568,753
Total current liabilities	1,009,407	809,585

Total liabilities	1,009,407	809,585

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1,804	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 1,544,840 and 1,543,385 shares issued as of September 30, 2024 and December 31, 2023, respectively; 1,542,139 and 1,540,684 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	1,545	1,544
Additional paid in capital	208,200,640	208,053,935
Accumulated deficit	(196,139,950)	(193,234,196)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	7,036,593	9,795,641
Total liabilities and stockholders' equity	$8,046,000	$10,605,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023

Revenue:
Royalty revenue	$614,243	$611,174	$1,851,464	$1,868,023
Total revenue	614,243	611,174	1,851,464	1,868,023

Operating costs and expenses:
Research and development	(367,985)	(1,020,618)	(2,246,077)	(2,519,137)
General and administrative	(745,731)	(737,241)	(2,710,670)	(2,608,934)
Total operating costs and expenses	(1,113,716)	(1,757,859)	(4,956,747)	(5,128,071)
Loss from operations	(499,473)	(1,146,685)	(3,105,283)	(3,260,048)

Other income (expense):
Other income (expense)	1,504	(666)	1,535	24,976
Interest income, net	61,298	91,796	197,994	272,000
Total other income, net	62,802	91,130	199,529	296,976

Net loss	$(436,671)	$(1,055,555)	$(2,905,754)	$(2,963,072)

Basic and diluted net loss per share	$(0.28)	$(0.69)	$(1.89)	$(1.94)

Weighted-average shares of common stock outstanding, basic and diluted	1,541,722	1,532,600	1,541,070	1,524,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of July 1, 2024	1,804,394	$1,804	1,543,802	$1,544	$208,173,105	$(195,703,279)	$253,734	$(5,281,180)	$7,445,728
Exercise of purchase warrants	–	–	1,038	1	(1)	–	–	–	–
Share-based expense	–	–	–	–	27,536	–	–	–	27,536
Net loss	–	–	–	–	–	(436,671)	–	–	(436,671)
Balance as of September 30, 2024	1,804,394	$1,804	1,544,840	$1,545	$208,200,640	$(196,139,950)	$253,734	$(5,281,180)	$7,036,593

NINE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of January 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641
Exercise of purchase warrants	–	–	1,038	1	(1)	–	–	–	–
Issuance of common stock in connection with restricted stock	–	–	417	–	–	–	–	–	–
Share-based expense	–	–	–	–	146,706	–	–	–	146,706
Net loss	–	–	–	–	–	(2,905,754)	–	–	(2,905,754)
Balance as of September 30, 2024	1,804,394	$1,804	1,544,840	$1,545	$208,200,640	$(196,139,950)	$253,734	$(5,281,180)	$7,036,593

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,905,754)	$(2,963,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	146,706	208,507
Changes in operating assets and liabilities:
Prepaid expenses and other	415,740	(924,468)
Other assets	–	362,500
Accounts payable, accrued expenses and other liabilities	199,822	(4,659)
Net cash used in operating activities	(2,143,486)	(3,321,192)

Net change in cash	(2,143,486)	(3,321,192)
Cash at beginning of period	8,983,046	13,097,265

Cash at end of period	$6,839,560	$9,776,073

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these condensed consolidated financial statements. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

2.	Risks and Uncertainties

Impact of Global Conflicts on Operations

The short and long-term implications of the conflicts in the Ukraine and Middle East are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

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

For the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per share are the same in each respective three and nine month period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. This ASU is effective for the Company's fiscal year ending December 31, 2024, and interim periods beginning in fiscal 2025, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company has one reportable segment and is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

Income Taxes - Improvements to Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal 2025, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.6 million and $1.9 million were recorded as revenue by the Company during both the three and nine months ended September 30, 2024 and 2023, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

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

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. The Company has paid Catalent approximately $2.5 million through September 30, 2024, of which approximately $28,000 and $0.1 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023, respectively, and approximately $0.1 million has been recognized as a liability and is included in accrued expenses and other current liabilities as of September 30, 2024. There was no accrual as of December 31, 2023. In addition, approximately $0.3 million has been recognized within other assets as of both September 30, 2024 and December 31, 2023.

Scripps Research Institute (“Scripps Research”)

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of the Company’s DNase oncology platform technology. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement. During the second quarter of 2024, the Company amended the Agreement to extend the term to October 31, 2024 with no additional funding required. The Company paid Scripps Research approximately $0.9 million under the Agreement through September 30, 2024, of which approximately $20,000 and $0.4 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023, respectively.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, we have an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. The Company paid UVA approximately $0.2 million under the UVA Agreement through September 30, 2024, which was expensed during the nine months ended September 30, 2024. There were no amounts incurred as of December 31, 2023.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2024. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and nine months ended September 30, 2024 and 2023, respectively.

5.	Accrued Expenses and Other Current Liabilities

On June 19, 2024, the Company entered into a confidential separation agreement and general release with each of Jeffrey F. Eisenberg, the Company’s former Chief Executive Officer (the “Eisenberg Separation Agreement”), and Curtis Lockshin, the Company’s former Chief Scientific Officer (together, the “Separation Agreements”) pursuant to which Messrs. Eisenberg and Lockshin were each eligible for certain severance payments and benefits consistent with the terms of their existing employment agreements as described under “Employment Agreements with our Named Executive Officers” in the Amendment No. 1 to Annual Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission on April 26, 2024. In addition, the Eisenberg Separation Agreement provided for accelerated vesting of all of the unvested stock options held by Mr. Eisenberg as of May 16, 2024. During the nine months ended September 30, 2024, the Company expensed approximately $0.8 million of accrued payroll and benefits related to the Separation Agreements. In addition, the Company recorded approximately $13,000 of share-based expense for the accelerated vesting of unvested stock options. As of September 30, 2024, approximately $0.3 million was accrued within accrued expenses and other current liabilities related to these obligations.

6.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023.

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

Warrants

The Company has warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of both September 30, 2024 and December 31, 2023, which expire on February 23, 2025. The Series A Warrants are immediately exercisable at a price of $33.00 per share of common stock. No Series A Warrants were exercised or forfeited during the three and nine months ended September 30, 2024 and 2023.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both September 30, 2024 and December 31, 2023, which expire on July 3, 2026. These warrants have an exercise price of $29.09 per share of common stock. None of these warrants were exercised or forfeited during the three and nine months ended September 30, 2024 and 2023.

In addition, the Company had publicly traded warrants to purchase approximately 2,100 shares of common stock outstanding as of December 31, 2023. These warrants had an exercise price of $130.00 per share of common stock and expired on July 19, 2024. The warrants ceased trading on Nasdaq under the symbol “XBIOW” upon expiration. The warrants also provided that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock, as adjusted for the Reverse Stock Split. Warrants to purchase approximately 1,038 shares of common stock were exercised on a cashless, one-for-one basis during the three and nine months ended September 30, 2024. All of the public warrants remaining outstanding as of July 19, 2024 expired, and no public warrants were outstanding at September 30, 2024. None of these warrants were exercised or forfeited during the three and nine months ended September 30, 2023.

8.	Share-Based Expense

Total share-based expense related to stock options and RSUs was approximately $28,000 and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $0.1 million and $0.2 million for each of the nine months ended September 30, 2024 and 2023.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$–	$13,961	$11,433	$41,427
General and administrative expenses	27,536	56,305	135,273	167,080
	$27,536	$70,266	$146,706	$208,507

Employee Stock Options and RSUs

During the nine months ended September 30, 2024, 20,000 stock options to purchase shares of common stock were granted by the Company. No stock options to purchase shares of common stock were granted during the three months ended September 30, 2024. No stock option awards to purchase shares of common stock were granted during the three and nine months ended September 30, 2023. No RSUs were granted during each of the three and nine months ended September 30, 2024 and 2023. The Company recognized a total of approximately $28,000 and $0.1 million of share-based expense related to employee stock options during the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively. The Company issued 417 shares of common stock during the nine months ended September 30, 2024 related to RSUs representing all the RSUs outstanding. As a result, no RSUs were outstanding at September 30, 2024. No employee stock options were exercised during the three and nine months ended September 30, 2024 and 2023. During each of the three and nine months ended September 30, 2024 stock options to purchase 20,847 shares of common stock were cancelled and, during the nine months ended September 30, 2024, stock options to purchase 11,667 shares of common stock were forfeited. No employee stock options expired during the three and nine months ended September 30, 2023.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during the three and nine months ended September 30, 2024 and 2023, respectively. No non-employee stock option grants expired during the three and nine months ended September 30, 2024. During the nine months ended September 30, 2023, non-employee stock option grants to purchase approximately 100 shares of common stock expired. The Company did not recognize any expense related to non-employee stock options during the three and nine months ended September 30, 2024 and 2023, respectively.

9.	Income Taxes

During the three and nine months ended September 30, 2024 and 2023, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $40.6 million and $39.7 million as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the Company did not record any unrecognized tax positions.

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

Pharmsynthez paid all obligations due under the Pharmsynthez Loan in May 2023, and no further amounts are due under the Pharmsynthez Loan. As a result, no amounts were outstanding as of September 30, 2024 and December 31, 2023. The Company did not recognize any interest income related to the Pharmsynthez Loan during the three and nine months ended September 30, 2024. The Company recognized approximately $65,000 of income related to interest and fees associated with the Pharmsynthez Loan including approximately $40,000 related to interest income during the nine months ended September 30, 2023.

11.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as described below.

Scripps Research

On November 1, 2024, the Company and Scripps entered into a Second Amendment to Research Funding and Option Agreement (the “Amendment”), pursuant to which the Company amended that certain Research Funding and Option Agreement, dated March 17, 2023, by and between the Company and Scripps (the “Original Agreement”), in order to extend the term of the Original Agreement for an additional twelve (12) month period and to provide Scripps Research additional funding in an aggregate amount of up to approximately $400,000 to fund continuing research relating to advancing the pre-clinical development of the Company’s DNase oncology platform technology. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $65,000 on the date of the Amendment and subsequent monthly payments of approximately $65,000 over a 5-month period. All other terms of the Original Agreement remain unchanged.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning: anticipated effects of geopolitical events, including the conflicts in the Ukraine and the Middle East and associated sanctions imposed by the U.S. and other countries in response; our plans to develop our proposed drug candidates; our expectations regarding the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of royalty and other future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to advance innovative immune-oncology technologies addressing hard to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) platform, such as regarding the DNase platform being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”); our expectations to focus our efforts and resources on advancing the DNase platform into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors; and our expectations regarding our PolyXen® platform and any partnerships with respect thereto.

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

Some factors that could cause actual results to differ materially include without limitation:

•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase or PolyXen technologies;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”);
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;

•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	costs, diversion and other adverse effects of the actions of activist shareholders;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that we may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the conflicts in the Ukraine and the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we have committed a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three and nine months ended September 30, 2024, was on the advancement of our DNase technology.

Impact of the Global Conflicts on Our Operations

The short and long-term implications of conflicts in the Ukraine and the Middle East are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2024 and 2023

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2024 to the fiscal quarter ended September 30, 2023 is as follows:

Description	Quarter Ended September 30, 2024	Quarter Ended September 30, 2023	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$614,243	$611,174	$3,069	0.5
Operating costs and expenses:
Research and development	(367,985)	(1,020,618)	(652,633)	(63.9)
General and administrative	(745,731)	(737,241)	8,490	1.2
Total operating costs and expenses	(1,113,716)	(1,757,859)	(644,143)	(36.6)
Loss from operations	(499,473)	(1,146,685)	(647,212)	(56.4)
Total other income, net:
Other income (expense)	1,504	(666)	2,170	325.8
Interest income, net	61,298	91,796	(30,498)	(33.2)

Net loss	$(436,671)	$(1,055,555)	$(618,884)	(58.6)

Revenue

Revenue for the three months ended September 30, 2024 was relatively flat with that of the three months ended September 30, 2023.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended September 30, 2024 decreased by approximately $0.7 million, or 63.9%, to approximately $0.4 million from approximately $1.0 million in the comparable quarter in 2023. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended September 30, 2024 and 2023:

	Quarter Ended,
Category of Expense	September 30, 2024	September 30, 2023
Outside services and contract research organizations	$360,549	$877,647
Personnel costs	–	88,557
Share-based expense	–	13,961
Other	7,436	40,453
Total research and development expense	$367,985	$1,020,618

The decrease in outside services and contract research organizations expense was primarily due to decreased spending in connection with our process development efforts related to our DNase platform. The decrease in personnel costs during the three months ended September 30, 2024 as compared to the three months ending September 30, 2023 is due to the departure of our former Chief Scientific Officer during the second quarter of 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 was relatively flat with that of the three months ended September 30, 2023. Increases in legal fees during the three months ended September 30, 2024 compared to the same period in 2023 were offset by decreases is personnel costs during the third quarter of 2024 due to the departure of our former Chief Executive Officer in the second quarter of 2024.

Other Income (Expense)

Other income was approximately $1,500 for the three months ended September 30, 2024 compared to approximately $700 of other expense for the comparable quarter in 2023. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the three months ended September 30, 2024 as compared to the same period in 2023.

Interest Income

Interest income, net decreased to approximately $61,000 during the three months ended September 30, 2024 from approximately $92,000 for the same period in the prior year. This decrease was primarily due to lower average invested funds during the three months ended September 30, 2024 compared to the same period in 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

The comparison of our historical results of operations for the nine months ended September 30, 2024 to the nine months ended September 30, 2023 is as follows:

Description	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$1,851,464	$1,868,023	$(16,559)	(0.9)
Operating costs and expenses:
Research and development	(2,246,077)	(2,519,137)	(273,060)	(10.8)
General and administrative	(2,710,670)	(2,608,934)	101,736	3.9
Total operating costs and expenses	(4,956,747)	(5,128,071)	(171,324)	(3.3)
Loss from operations	(3,105,283)	(3,260,048)	(154,765)	(4.7)
Total other income, net:
Other income	1,535	24,976	(23,441)	(93.9)
Interest income, net	197,994	272,000	(74,006)	(27.2)

Net loss	$(2,905,754)	$(2,963,072)	$(57,318)	(1.9)

Revenue

Revenue for the nine months ended September 30, 2024 was relatively flat with that of the nine months ended September 30, 2023.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2024 decreased by approximately $0.3 million, or 10.8%, to approximately $2.2 million from approximately $2.5 million in the comparable period in 2023. The table below sets forth the R&D costs incurred by the Company by category of expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended,
Category of Expense	September 30, 2024	September 30, 2023
Outside services and contract research organizations	$1,581,070	$2,034,601
Personnel costs	561,612	340,307
Share-based expense	11,433	41,427
Other	91,962	102,802
Total research and development expense	$2,246,077	$2,519,137

The decrease in outside services and contract research organizations expense was primarily due to decreased spending in connection with our process development efforts, partially offset by increased pre-clinical development efforts related to our DNase platform. The increase in personnel costs is due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 increased by approximately $0.1 million, or 3.9%, to approximately $2.7 million from approximately $2.6 million in the comparable period in 2023. The increase was primarily due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer. This increase was partially offset by general decreases in accounting fees during the nine months ended September 30, 2024 compared to the same period in 2023.

Other Income

Other income was approximately $1,500 for the nine months ended September 30, 2024 compared to approximately $25,000 of other income for the nine months ended September 30, 2023. This decrease in other income was primarily related to fees associated with the Pharmsynthez Loan recognized during the nine months ended September 30, 2023 for which there was no similar fees received in the same period in 2024.

Interest Income

Interest income decreased to approximately $198,000 during the nine months ended September 30, 2024 as compared to approximately $272,000 for the same period in the prior year. This decrease was primarily due to lower average invested funds during the nine months ended September 30, 2024 compared to the same period in 2023, as well as a decrease in interest income received on the Pharmsynthez Loan.

Liquidity and Capital Resources

We incurred a net loss of approximately $2.9 million for the nine months ended September 30, 2024. We had an accumulated deficit of approximately $196.1 million at September 30, 2024, as compared to an accumulated deficit of approximately $193.2 million at December 31, 2023. Working capital was approximately $6.0 million at September 30, 2024, and approximately $8.8 million at December 31, 2023. During the nine months ended September 30, 2024, our working capital decreased by approximately $2.8 million primarily due to our net loss for the nine months ended September 30, 2024.

Our principal source of liquidity consists of cash. At September 30, 2024, we had approximately $6.8 million in cash and approximately $1.0 million in current liabilities. At December 31, 2023, we had approximately $9.0 million in cash and approximately $0.8 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2024 totaled approximately $2.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. In addition, prepaid expenses and other decreased approximately $0.4 million and current liabilities increased approximately $0.2 million during the period. Cash flows used in operating activities for the nine months ended September 30, 2023 totaled approximately $3.3 million, which was primarily due to our net loss for the period as well as advance payments made in accordance with our statement of work with Catalent, partially offset by cash received from the repayment of the Pharmsynthez Loan.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2024 and 2023.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the nine months ended September 30, 2024 and 2023.

Contractual Obligations and Commitments

As of September 30, 2024, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, as amended on April 26, 2024.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 12, 2024	By:	/S/ JAMES PARSLOW
James Parslow Interim Chief Executive Officer and Chief Financial Officer (Principal Executive, Principal Financial Officer and Principal Accounting Officer)

