Form 10-K
period 2024-12-31
Xenetic Biosciences, Inc.
filed 2025-03-18
CIK 1534525

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2024

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completely second fiscal quarter, based upon the closing price of the registrant’s common stock on the Nasdaq Capital Market on that date of $4.07, was approximately $5,301,818. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 7, 2025, the number of outstanding shares of the registrant’s common stock was 1,542,139.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders, information statement or an amendment to this Annual Report on Form 10-K. The registrant intends to file a definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2024.

XENETIC BIOSCIENCES, INC.

2024 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning: anticipated effects of geopolitical events, including the conflicts in the Ukraine and the Middle East and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; the uncertainty surrounding government actions, as well as any changes to existing or newly proposed legislation that may affect the healthcare regulatory space; our expectations regarding the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of royalty and other future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to advance innovative immune-oncology technologies addressing difficult to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) technology, such as regarding the DNase technology being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”); our expectations to focus our efforts and resources on advancing the DNase technology into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors; our expectations regarding our PolyXen® platform and any partnerships with respect thereto; and all statements under the heading “Opportunity to Address Multiple Oncology Indications” in Item 1 of Part I to this Form 10-K.

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

Some factors that could cause actual results to differ materially include without limitation:

•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase technology;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market;
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;

ii

•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	costs, diversion and other adverse effects of the actions of activist shareholders;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the conflicts in the Ukraine and the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Summary Risk Factors

Our business is subject to numerous risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K. Some of the principal risks relating to our business include:

•	We have never been profitable and may never achieve or sustain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

•	We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

•	We may not continue to meet the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”), which could result in a delisting of our common shares.

iii

•	Our business is substantially dependent on the success of the DNase technology.

•	We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

•	We are an early-stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.

•	If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.

•	We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.

•	Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

•	We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

•	If we enter into one or more collaborations, we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.

•	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our pharmaceutical products.

•	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.

•	If we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate, or the approval may be for a more narrow indication than we expect.

•	If we obtain regulatory approval for a drug candidate, our drug candidate will remain subject to regulatory scrutiny.

•	The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

•	The commercial potential of a pharmaceutical candidate in development is difficult to predict. If the market size for a new drug candidate or technology is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.

•	Failure to obtain or maintain adequate coverage and reimbursement for our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

•	We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.

•	We may not be successful in our efforts to identify or discover additional pharmaceutical products.

•	The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

iv

•	We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest a significant amount of resources to develop these capabilities.

•	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

•	If we fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

•	Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.

•	We may not be able to protect our intellectual property rights throughout the world.

•	If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.

•	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

•	Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

•	Our future success depends on our ability to retain principal members of our executive team, consultants and advisors and to attract, retain and motivate qualified personnel.

•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

•	We are a party to collaboration agreements and other significant agreements which contain complex commercial terms that could result in disputes, litigation or indemnification liability that could adversely affect our business, results of operations and financial condition.

•	The market price of our securities may be highly volatile, and you may not be able to sell our securities.

•	Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

•	Our preferred stockholders have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of our preferred stockholders differing from those of our common stockholders.

v

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company focused on advancing innovative immuno-oncology technologies addressing difficult to treat cancers. Our proprietary DNase technology is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs, which are involved in cancer growth, metastasis and progression, and contribute to immunotherapy, chemotherapy and radiotherapy resistance.

The DNase technology is designed to target NETs, which are weblike structures composed of extracellular chromatin coated with histones and other proteins. NETs are expelled by activated neutrophils in response to microbial or pro-inflammatory challenges. However, excessive production or reduced clearance of NETs can lead to aggravated inflammatory, hypercoagulability and autoimmune pathologies, as well as creation of pro-tumorigenic niches in the case of cancer growth and metastasis.

We are focused on advancing the development of our DNase technology toward a first-in-human, multicenter, dose escalation and dose-expansion study of IV rhDNase I in subjects with locally advanced or metastatic solid tumors. Our systemic DNase program is initially targeting multi-billion-dollar indications including pancreatic ductal adenocarcinoma (“PDAC”), colorectal carcinoma (“CRC”) and other gastrointestinal cancers. These are all cancer indications with significant unmet need, and with opportunities for substantial improvement of the currently available therapeutic options. PDAC has a low rate of early diagnosis, a high mortality rate and a poor five-year survival prognosis. Symptoms are usually non-specific and as a result, PDAC is often not diagnosed until it reaches an advanced stage. Once the disease has metastasized, or spread to other organs, it becomes especially difficult to treat. There were about approximately 511,000 new cases of pancreatic cancer globally in 2022 and according to the American Cancer Society, in 2025, an estimated 67,000 people in the U.S. will be diagnosed with pancreatic cancer, with approximately 52,000 deaths projected from the disease; this translates to a high mortality rate, as the five-year relative survival rate for pancreatic cancer remains around 13%, which constitutes the highest mortality rate among solid tumor malignancies; among those diagnosed with metastatic disease, the overall five-year survival rate is only 2%. Recent developments that have improved the survival in many cancer types have not been effective for pancreatic cancer patients, highlighting the urgent need for the development of newer, more effective therapeutic options. For those few patients that present with earlier stage PDAC, surgical resection followed by chemotherapy is possible, but for the majority of PDAC patients that present at diagnosis with advanced disease, chemotherapy is the only option, and has only very limited benefit. Second-line patients that were diagnosed already with metastatic disease have even fewer therapeutic options. The only approved regimen for second-line patients is Onivyde®, a liposomal irinotecan in combination with 5FU and LV. For these Stage IV at diagnosis patients reaching second-line therapy, median overall survival is only 4.7 months (Macarulla et al, Pancreas 2020 ).

CRC is the second most common cause of cancer death in the U.S. after lung cancer. CRC is the third most commonly diagnosed cancer in males and the second in females, globally, according to the World Health Organization GLOBOCAN database. In the U.S., CRC is the second most common cause of cancer death after lung cancer. According to the American Cancer Society, in 2025, an estimated 154,000 people in the US will be diagnosed with colorectal cancer, with approximately 52,900 deaths expected from the disease; this translates to around 107,000 new colon cancer cases and 47,000 new rectal cancer cases. CRC is in decline in older patients (>65 years) but that is offset by a steady increase in CRC diagnoses and deaths in individuals younger than 55 years of age. Despite continued overall declines, CRC is rapidly shifting to diagnosis at a younger age, at a more advanced stage, and in the left colon/rectum. If CRC is diagnosed at a localized stage, the 5-year survival rate is 91%. However, if the cancer has spread to surrounding tissues or organs and/or the regional lymph nodes, the 5-year relative survival rate is 72%. There are numerous treatment options for earlier stage CRC patients, but as they progress to advanced and metastatic disease (“mCRC”), those options become limited. Approximately 22% of CRC cases have metastasis at presentation, and 19% will develop metastasis after primary tumor removal. Unfortunately, if CRC has spread to distant parts of the body, the 5-year relative survival rate is 13%.

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

A substantial amount of scientific literature has implicated NETs in the context of cancer pathogenesis and resistance to cancer therapies (including chemo, radio, and immunotherapies such as checkpoint inhibitors and cell therapies). In published reports, elevated levels of NETs have been a biomarker associated with poor prognosis in patients with a variety of cancers and in particular, in gastrointestinal cancers. In addition, resistance to existing therapeutic agents can involve the release of immunosuppressive signaling factors from NETs, or physical barriers created by NETs, which can impede the infiltration, activity, and survival of cytotoxic T cells in the tumor microenvironment. Published preclinical models have demonstrated the effectiveness of systemically administered DNase, alone or in combination with other agents, for the elimination of NETs and prevention of tumor growth and metastasis. We are currently focused on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors, including CRC.

Adoptive transfer of Chimeric Antigen Receptor (“CAR”) T cells has emerged as one of the most promising advances in cancer immunotherapy. CAR T cell therapy, while highly effective against blood cancers, faces significant challenges when applied to solid tumors due to the complex tumor microenvironment which hinders CAR T cell infiltration, persistence, and efficacy, making it difficult for them to reach and attack cancer cells within the solid tumor mass; this includes barriers like dense connective tissue, abnormal blood vessels, and immunosuppressive cells that can exhaust the CAR T cells, limiting their anti-tumor activity. To successfully treat solid tumors, CAR T cells must be able to infiltrate, persist, and maintain anti-tumor function in a hostile tumor microenvironment that is itself immunosuppressive and conducive to tumor cell survival and metastasis. Published evidence suggests that in addition to immunosuppressive factors, mechanical barriers formed by NETs can impede T-cell penetration and occlude T-cell contact with tumor cells. Recent approaches to CAR T design include “armored” CAR-T cells, so named because they can express additional factors to resist immunosuppression or degrade physical components of the tumor’s extracellular matrix, including NETs. We intend to conduct pre-clinical research with the goal of demonstrating that armoring CAR T cells to secrete DNase can support depth and durability of response against solid tumor indications. Engineered CAR T cells, designed to recognize cancer-associated antigens, are capable of sustained and selective killing of tumor cells, with substantial reduction of tumor burden. The conduct of several CAR T in vivo models has been a primary focus of our Scripps collaboration.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies. As noted above, we are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts in 2024 was on the licensing and advancement of our DNase technology.

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

We intend to advance development of our DNase technology primarily through the use of contract manufacturing, contract research organizations (“CROs”) and academic institutions in order to efficiently manage our resources. Continuous pipeline growth and advancement of out-licensed drug candidates is dependent, in part, on our ability to raise sufficient capital and to advance our existing co-development collaborations and strategic arrangements as well as enter into new such arrangements.

Business Developments

University of Virginia (“UVA”)

On December 21, 2023, we entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, we have an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, oversees the research conducted under the UVA Agreement. In November 2024, we entered into an amendment to extend the term of the UVA Agreement through December 2025. UVA will build on the preclinical and translational data produced to date and continue to investigate combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer.

Scripps Research Institute (“Scripps Research”)

On March 17, 2023, we entered into a Research Funding and Option Agreement (the “Agreement”) with Scripps Research, pursuant to which we agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of our DNase technology. Under the Agreement, we have the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for our internal research purposes during the performance of the research program contemplated by the Agreement. During the second quarter of 2024, the Company amended the Agreement to extend the term to October 31, 2024 with no additional funding required.

On November 1, 2024, we entered into a Second Amendment to the Agreement with Scripps Research (the “Second Amendment”) extending the term of the Agreement for an additional twelve (12) month period and to provide Scripps Research additional funding in an aggregate amount of up to approximately $400,000 to fund continuing research. The research funding is payable by us to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $65,000 on the date of the Amendment and subsequent monthly payments of approximately $65,000 over a 5-month period. All other terms of the Original Agreement remain unchanged.

Our Technology and Drug Candidates

Potential Drug Candidates

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

The Technologies

During the year ended December 31, 2024, the focus of our internal development efforts was on the advancement of our DNase technology. We have not been actively pursuing development efforts for XCART or PolyXen or any of our other technologies.

DNase

The DNase technology is designed to target NETs, which are weblike structures composed of extracellular chromatin coated with histones and other proteins. NETs are expelled by activated neutrophils, in response to microbial or pro-inflammatory challenges. However, excessive production or reduced clearance of NETs can lead to aggravated inflammatory and autoimmune pathologies, as well as creation of pro-tumorigenic niches in the case of cancer growth and metastasis.

Program Highlights:

	•	Exclusive license and sublicense agreements with CLS Therapeutics Ltd. (“CLS”) to develop its interventional DNase technology, which is aimed at improving outcomes of existing treatments, including immunotherapies;
	•	Value-driving milestones expected over the next 12 -24 months;
	•	Systemic DNase program initially targeting multi-billion-dollar indications including pancreatic carcinoma and other locally advanced or metastatic solid tumors including CRC;
	•	Ongoing collaboration with UVA to advance the development of our systemic DNase program;
	•	DNase-armored CAR T program in early pre-clinical development; and
	•	Ongoing collaboration with Scripps Research to conduct several CAR T in vivo models and enhance the function of CAR T cells within solid tumor microenvironments.

Research, Outside Services and Collaborations

Through partner efforts, we are developing our pipeline of next-generation bio-therapeutics and novel oncology drugs based on our DNase proprietary technology. In order to do this while efficiently managing our overhead, we rely on the services of contract manufacturers, CROs and our strategic collaborations. We currently do not have in-house research facilities to pursue these initiatives. Accordingly, continuous pipeline growth and advancement of our technologies and drug candidates is dependent on several important collaborations and strategic arrangements, including our arrangements with:

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

Pharmsynthez received regulatory approval to commence a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this trial of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging our PolyXen technology. Pharmsynthez filed a registration dossier to obtain approval in Russia and received a response letter indicating certain deficiencies in the dossier. Pharmsynthez developed a gap mitigation strategy and is currently determining next steps.

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

In addition, Serum Institute finished Phase I/II clinical trials in India of ErepoXen for in-center-dialysis patients. Serum Institute is not actively pursuing this program but may seek to leverage Pharmsynthez’ trial data and potential Russian marketing authorization to request a waiver for a Phase III clinical trial in India, subject to local regulatory authority approval.

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

Significant Collaborations and Strategic Arrangements

Significant collaborations with UVA and Scripps Research are described above under the “Business Developments” section of this Item 1 to Part I of the Form 10-K.

Takeda

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $2.5 million were recorded as revenue for each year by the Company during the years ended December 31, 2024 and 2023 and are based on single digit royalties on net sales of certain covered products.

Belgian Volition SARL Limited (“Volition”) Collaboration

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

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, we entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform current Good Manufacturing Principles (“cGMP”) manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions.

Other Agreements

We have also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio, a wholly owned subsidiary of Pharmsynthez. Our collaborative partners continued to engage in research and development activities with no resultant commercial products through December 31, 2024. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during each of the years ended December 31, 2024 and 2023.

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

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the U.S. Patent and Trademark Office (“USPTO”) and in certain other developed countries. Our first issued patents began to expire in 2021 with the remaining PolyXen technology expiring in 2040. As these PolyXen related patents approach their expiration, we have not renewed these patents for the last years of their life. Our XCART and XDNASE patent families include patent applications that were recently filed, with those most recently filed having an expiration date of 2042.

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

As of February 28, 2025, we directly or indirectly own (e.g., through a license with CLS), through our wholly-owned subsidiaries, Hesperix and Xenetic U.K., and Xenetic U.K.’s wholly-owned subsidiaries, Lipoxen, XTI and SymbioTec, 35 U.S. and international patents and pending patent applications that cover various aspects of our technologies. This number includes patents and patent applications that we have acquired or filed covering various aspects of our XDNASE and XCART platform technology, including all rights throughout the world in and to patents and patent applications related to “Articles And Methods Directed To Personalized Therapy Of Cancer,” and our PolyXen platform technology covering polysialylation and advanced polymer conjugate technologies, respectively, as well as our other product candidates. More specifically, our patents and patent applications cover cancer treatments, method of use, drug conjugates, formulations, along with methods of administering polymer conjugates.

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

Manufacturing and Supply

We do not have the capability to manufacture our own materials necessary to support our drug candidate development programs nor do we intend to acquire such capability as part of our present business strategy. We currently have the SOW in place with Catalent to produce clinical materials for use in the development of drug candidates involving our DNase technology.

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

U.S. Regulation

Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and in the case of biologics, also under the Public Health Service Act (“PHSA”) and the FDCA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative actions or judicial sanctions. These actions or sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, required additional studies, license revocation, a clinical hold, warning letters or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Prior to marketing a drug or biologic in the U.S. the drug or biologic sponsor generally must complete the following steps:

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also potentially subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the U.S., sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws, including state and federal anti-kickback, false claims, data privacy and security and physician payment transparency laws. Pricing and rebate programs must comply with the federal health care program (e.g., Medicaid) rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, as well as the Inflation Reduction Act of 2022. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Changes in regulations, statutes or the interpretation of existing regulations, including those resulting from the new Trump Administration or the Executive Branch’s actions, could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the Trump Administration laid out a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. In December of 2020, the Trump Administration issued interim final rules focused on attempting to lower drug prices, including permitting the importation of certain drugs from Canada, most-favored nation pricing for certain drug categories under Medicare Part B and modifications to the Medicare Part D drug rebate program by modifying the U.S. federal Anti-Kickback Statute. The Part B most-favored nation rule was blocked from taking effect on January 4, 2021, by a federal judge stating that the rule was rushed and the public was not provided time to give comment as required by the Administrative Procedures Act. Then, on December 29, 2021, CMS issued a final rule that formally rescinded the most-favored nation rule. There is also pending litigation to stay the changes to the Medicare Part D drug rebate program and the Anti-Kickback Statute. On January 30, 2021, the District Court for the District of Columbia granted the parties’ stipulated request to delay the effective date of the Part D rebate rule to January 1, 2023. On August 7, 2022, Congress passed the Inflation Reduction Act of 2022 which delayed the implementation of the changes to the Medicare Part D drug rebate program and the U.S. Federal Anti-Kickback Statute until January 2032. As a result of the 2024 presidential election, it is unclear whether the new Trump Administration will renew, resume, or enact any similar efforts or proposals that may impact drug pricing and/or drug reimbursement in the U.S.

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

More broadly, in 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo, overturned the long-standing “Chevron” doctrine, which had accorded deference to an agency's interpretation of ambiguous laws since 1984. Following the Loper decision, the healthcare space may face increased judicial scrutiny of agency regulations, as courts are no longer required to defer to federal agencies' interpretations of ambiguous statutes. Although the full impact of this reversal remains to be seen, this change could lead to significant alterations in how healthcare laws and regulations are applied and enforced.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, President Trump signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Although the Supreme Court ruled the plaintiffs did not have standing in June of 2021, any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier.

Regardless of the future of the Affordable Care Act provisions, the Congress will continue to debate a range of policies that could impact the prices pharmaceutical companies charge for products or how much they are reimbursed. Moreover, whether and to what extent the new Trump Administration will take actions, whether through new legislation, changes in regulations, or Executive Orders, that may impact pricing and/or reimbursement for pharmaceutical products remains to be seen.

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

Employees

At December 31, 2024, we employed two full-time employees. We are not a party to any collective bargaining agreement with our employees, nor are any of our employees a member of any labor unions.

To complement our own professional staff, we utilize specialists in regulatory affairs, pharmacovigilance, process engineering, manufacturing, quality assurance, preclinical and clinical development, accounting and business development. These individuals include scientific advisors as well as independent consultants.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product and technology development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale and have generated only limited revenue to date. Our primary focus is now on advancing our DNase technology via partnering opportunities or through regulatory approval and commercialization. We expect to continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

As of December 31, 2024, we had an accumulated deficit of approximately $197.2 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

As of December 31, 2024, we had cash of approximately $6.2 million. We expect that we will require additional capital to commence and complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Additional funding may come through public or private equity or debt financings, third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements (or a combination of these approaches). In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Risks Related to the Discovery and Development of our Pharmaceutical Products

Our business is substantially dependent on the success of the DNase technology.

Our business will substantially depend on the successful clinical development, regulatory approval and commercialization of the DNase technology. It will require substantial clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. We have, and plan to continue to pursue our clinical development strategy through academic and strategic collaborations. If we have difficulty maintaining, obtaining, or are unable to obtain these collaborations and additional academic collaborations as planned, we may need to delay, limit or terminate any ongoing or planned clinical development, which would have an adverse effect on our business. The clinical trials and manufacturing and marketing of DNase and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S., the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the U.S. and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency regulatory-approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing or identify an academic or strategic collaboration partner to continue to fund our research, development and clinical programs, we cannot assure you that DNase or any of our other product candidates will be successfully developed or commercialized.

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

If a regulatory agency discovers previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency or problems with our manufacturing facilities, or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	Issue inspectional findings;
•	Issue untitled and warning letters;
•	Impose civil or criminal penalties;
•	Suspend or withdraw regulatory approval or revoke a license;
•	Suspend or hold any of our ongoing clinical trials;
•	Require additional clinical trials;
•	Refuse to approve pending applications or supplements to approved applications submitted by us;
•	Impose restrictions on our operations, including closing our manufacturing facilities; or
•	Seize or detain products or require a product recall.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. In addition, on January 20, 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 12, 2017, President Trump issued another executive order requiring the Secretaries of HHA and the Departments of Labor and Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited-duration health insurance plans, which are generally not subject to the requirements of the ACA, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that HHS was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “TCJA”) into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repealed the penalties associated with the individual mandate. Congress or the President of the United States also could consider subsequent legislation or executive action to replace, eliminate or reaffirm elements of the ACA. We will continue to evaluate the effect that the ACA and any future measures to modify, repeal, replace or reaffirm the ACA have on our business.

Additionally, the Inflation Reduction Act of 2022 may impact existing Medicare programs that cover prescription drugs. In addition to other relevant provisions, the Inflation Reduction Act of 2022 allows the Medicare program to directly negotiate the price of certain high-expenditure prescription drugs covered under Medicare Parts B and D, starting in the year 2028 and 2026, respectively, by setting certain "maximum fair prices." Moreover, the Inflation Reduction Act of 2022 requires manufacturers to pay rebates to the federal government if prices of certain drugs covered under the Medicare program rise faster than the rate of inflation. We will continue to evaluate the effects that the Inflation Reduction Act of 2022 will have on our business.

In a 2024 U.S. Supreme Court ruling (Loper Bright Enterprises v. Raimondo) (the “Loper decision”), the Supreme Court overturned the long-standing Chevron doctrine, which had accorded deference to an agency’s interpretation of ambiguous laws since 1984. Following the Loper decision, the healthcare space may face increased judicial scrutiny of agency regulations, as courts are no longer required to defer to federal agencies’ interpretations of ambiguous statutes. This change could lead to significant alterations in how healthcare laws and regulations are applied and enforced. While the full impact of this reversal has yet to be examined, the Loper decision could lead to material changes to the healthcare system, particularly concerning the FDA, CMS, HHS, and other agencies. We will continue to evaluate the effects that the Loper decision will have on our business.

We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation, litigation or executive action by the President of the United States that is adverse to our business. Moreover, we are not, at this time, able to evaluate any potential legislative, regulatory or Executive Order actions that the new presidential administration may take which could have a material impact on our business.

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

We rely on CROs, clinical investigators and clinical study sites to ensure our clinical studies are conducted properly and on time. We will have limited influence over the performance by CROs, clinical investigators and clinical study sites, and we will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. Furthermore, facilities used by these third party CROs, clinical investigators and clinical study sites may be negatively affected by catastrophic events, such as pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflicts in the Ukraine and Middle East, and related sanctions and other economic disruptions or concerns, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We are a party to, and may enter into one or more collaborations in the future, pursuant to which we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.

Any current and future collaborations we enter into could subject us to a number of risks, including:

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U. S. in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliance may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, and this circumstance would have a material adverse effect on our business.

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

As of December 31, 2024, we had two full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The market price of our securities may be volatile. Our securities could be subject to wide fluctuations in price in response to a variety of factors, including the following:

•	Failure to realize the anticipated potential of the DNase technologies;
•	Adverse results, delays, or holds in pre-clinical or clinical studies;
•	Inability to obtain additional funding;
•	Any delay in filing an IND or BLA for any of our drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	Failure to develop successfully our drug candidates;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products;
•	Inability to obtain adequate product supply for our drug candidates or the inability to do so at acceptable prices;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	Disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	Additions or departures of key scientific or management personnel;
•	Significant lawsuits, including patent or stockholder litigation;
•	Changes in the market valuations of similar companies;
•	Sales of our securities by us or our stockholders in the future;
•	Adverse economic conditions, including potential adverse effects of public health issues, such as the coronavirus outbreak, and geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns, on economic activity generally; and
•	Trading volume of our securities.

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

As of March 7, 2025, we had approximately 1.5 million shares of common stock outstanding, excluding approximately 0.3 million of potentially dilutive common stock related to outstanding preferred stock, warrants and options.

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

Our common stock trades on the Nasdaq Capital Market. An active, liquid trading market for our common stock may never develop or be sustained. If an active, liquid market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell shares or purchase warrants without depressing the market price, and investors may not be able to sell the shares at all. An inactive or illiquid market may also impair our ability to raise capital by selling common stock and may impair our ability to acquire other businesses, applications or technologies using our common stock or purchase warrants as consideration, which, in turn, could materially adversely affect our business.

We have entered into agreements with our stockholders.

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

General Risk Factors

We face potential product liability claims, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our drug candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our drug candidates, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

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

Our financial condition, results of operations, business and cash flow may be negatively affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy has experienced extreme volatility and disruptions, including as a result of public health epidemics and pandemics, or other outbreaks of communicable diseases, such as the COVID-19 pandemic, as well as from international conflicts, terrorism or other geopolitical events, such as the conflicts in the Ukraine and the Middle East, and related sanctions and other economic disruptions or concerns.

Additionally, the global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events, such as the conflicts in Ukraine and the Middle East. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, in response to the Russian invasion of Ukraine, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions as the conflict continues or if it worsens. It is not possible to predict the broader consequences of such conflict or any others, such as the war in the Middle East, including related geo-political tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia or any other country may take in response, are likely to cause regional instability and geo-political shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. While it is difficult to anticipate the impact of any of the foregoing on our Company in particular, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

ITEM 2 – PROPERTIES

We rent office space at an office share location at 945 Concord Street in Framingham, Massachusetts. The lease agreement is for 6-months through March 31, 2025. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms nearby.

In addition, we leased 360 sq. ft. of office space in Miami, Florida. The lease provided for an initial term of 12 months, which commenced on December 1, 2016, and had been extended on a year-by-year basis through November 30, 2024. This lease was not renewed in December 2024.

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

There are no matters, as of December 31, 2024, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “XBIO”.

Holders of Record

As of March 7, 2025, there were 425 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

During the quarter ended December 31, 2024, we did not repurchase any of our outstanding shares of common stock.

ITEM 6 – [RESERVED]

Reserved.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing difficult to treat cancers. Our Deoxyribonuclease (“DNase”) technology is designed to improve outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”), which are involved in cancer progression. We are currently focused on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the United States (“U.S.”) by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the year ended December 31, 2024, was on the advancement of our DNase technology.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, pre-clinical development, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) and other outside expenses. We expense research and development costs as incurred. We expense upfront, non-refundable payments made for research and development services as obligations are incurred, except when deposits are made for specifically identified services. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition. Upfront payments under license agreements are expensed upon receipt of the license. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

We are required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel and consultants to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. We make estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

Results of Operations

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2024 to the year ended December 31, 2023.

Description	2024	2023	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$2,500,284	$2,539,986	$(39,702)	(1.6)%
Operating costs and expenses:
Research and development	(3,288,332)	(3,494,765)	(206,433)	(5.9)%
General and administrative	(3,416,380)	(3,560,936)	(144,556)	(4.1)%
Total operating costs and expenses	(6,704,712)	(7,055,701)	(350,989)	(5.0)%
Loss from operations	(4,204,428)	(4,515,715)	(311,287)	(6.9)%
Other income (expense):
Other (expense) income	(5,708)	25,380	(31,088)	(122.5)%
Interest income, net	249,861	355,757	(105,896)	(29.8)%
Net loss	$(3,960,275)	$(4,134,578)	$(174,303)	(4.2)%

Revenue

Revenue for the year ended December 31, 2024 was relatively flat with that of the year ended December 31, 2023.

Research and Development Expense

Overall, R&D expenses for the year ended December 31, 2024 decreased by approximately $0.2 million, or 5.9%, to $3.3 million from $3.5 million in the comparable period in 2023 primarily due to decreased spending in connection with our DNase process development efforts. During the year ended December 31, 2024, the Company expensed approximately $0.7 million related to the impairment of long-lived assets associated with our legacy PSA technology. There was no similar expense in 2023. Excluding the $0.7 million impairment charge from total R&D expense of $3.3 million for the year ended December 31, 2024, adjusted R&D expenses for the year ended December 31, 2024 decreased approximately $0.9 million, or 26.1%, to $2.6 million, from $3.5 million for the year ended December 31, 2023. The table below sets forth the R&D costs incurred by us, by category of expense, for the years ended December 31, 2024 and 2023:

	Year ended December 31,
Category of Expense	2024	2023
Impairment of long-lived assets	$704,431	$–
Outside services and contract research organizations	1,898,121	2,886,985
Salaries and wages	562,571	417,952
Share-based expense	11,434	56,112
Other	111,775	133,716
Total research and development expense	$3,288,332	$3,494,765

The decrease in outside services and contract research organizations expense was primarily due to the aforementioned decreased spending in connection with our process development efforts, partially offset by increased third-party pre-clinical development efforts related to our DNase technology. The increase in personnel costs is due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2024 was $3.4 million, decreasing by approximately $0.1 million, or 4.1%, compared to the same period in the prior year. The decrease was primarily due to a reduction in legal and accounting costs during the year ended December 31, 2024 compared to the prior year. These decreases were substantially offset by certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer.

Other (Expense) Income

Other expense was approximately $6,000 for the year ended December 31, 2024 compared to other income of approximately $25,400 for the same period in 2023. This decrease in other income was primarily related to fees associated with the Pharmsynthez Loan recognized during the year ended December 31, 2023 for which there were no similar fees received in the same period in 2024.

Interest Income, net

Interest income, net decreased to approximately $250,000 during the year ended December 31, 2024 as compared to approximately $356,000 in the prior year. This decrease is primarily due to lower average invested funds during the year ended December 31, 2024 compared to the prior year, as well as a decrease in interest income received on the Pharmsynthez Loan.

Non-GAAP Measures

In our narrative discussion of operations above, we exclude the impact of certain non-cash expenses from R&D expenses, which narrative discussion includes reconciliation of such adjusted financial measures to the directly comparable GAAP financial measure. We believe these adjusted operating measures may provide investors with useful information regarding our underlying performance from period to period and allow investors to better understand our results of operations. Management uses these adjusted measures when assessing the performance of the business.

Liquidity and Capital Resources

We incurred a net loss of approximately $4.0 million for the year ended December 31, 2024. We had an accumulated deficit of approximately $197.2 million at December 31, 2024, as compared to an accumulated deficit of approximately $193.2 million at December 31, 2023. Working capital was approximately $5.7 million at December 31, 2024, and approximately $8.8 million at December 31, 2023, respectively. During the year ended December 31, 2024, our working capital decreased by approximately $3.1 million primarily due to our net loss for the year ended December 31, 2024.

Our principal source of liquidity consists of cash. At December 31, 2024, we had approximately $6.2 million in cash and approximately $0.9 million in current liabilities. At December 31, 2023, we had approximately $9.0 million in cash and approximately $0.8 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. However, we anticipate we will need additional capital in the long-term to pursue our business initiatives. While we believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the year ended December 31, 2024 totaled approximately $2.8 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. In addition, prepaid expenses and other decreased approximately $0.2 million, other assets decreased by approximately $0.7 million due to the impairment of long-lived assets and accounts payable, accrued expenses and other current liabilities increased approximately $0.1 million during the year ended December 31, 2024 compared to the prior year. Cash flows used in operating activities for the year ended December 31, 2023 totaled approximately $4.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense and, to a lesser extent, a decrease in accounts payable, accrued expenses and other current liabilities.

Cash Flows from Investing Activities

There were no cash flows from investing activities for each of the years ended December 31, 2024 and 2023.

Cash Flows from Financing Activities

There were no cash flows from financing activities for each of the years ended December 31, 2024 and 2023.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third-parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from a property lease for office space. Although we do have obligations for CMO and CRO services, the table below excludes potential payments we may be required to make under our agreements with CMOs and CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts may also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and, therefore, are also not included in the table below. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following tables represent our contractual obligations as of December 31, 2024, aggregated by type:

	Payments Due by Period As of December 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$3,036	$3,036	$–	$–	$–
Total	$3,036	$3,036	$–	$–	$–

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

Hartford, CT

March 18, 2025

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$6,165,568	$8,983,046
Prepaid expenses and other	421,954	603,828
Total current assets	6,587,522	9,586,874

Other assets	313,921	1,018,352
Total assets	$6,901,443	$10,605,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$283,615	$240,832
Accrued expenses and other current liabilities	610,648	568,753
Total current liabilities	894,263	809,585
Total liabilities	894,263	809,585

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of December 31, 2024 and December 31, 2023	1,804	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 1,544,840 and 1,543,385 shares issued as of December 31, 2024 and December 31, 2023, respectively; 1,542,139 and 1,540,684 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	1,545	1,544
Additional paid in capital	208,225,748	208,053,935
Accumulated deficit	(197,194,471)	(193,234,196)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	6,007,180	9,795,641
Total liabilities and stockholders' equity	$6,901,443	$10,605,226

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2024	2023

Revenue
Royalty revenue	$2,500,284	$2,539,986
Total revenue	2,500,284	2,539,986

Operating costs and expenses:
Research and development	(3,288,332)	(3,494,765)
General and administrative	(3,416,380)	(3,560,936)
Total operating costs and expenses	(6,704,712)	(7,055,701)

Loss from operations	(4,204,428)	(4,515,715)

Other income (expense):
Other (expense) income	(5,708)	25,380
Interest income, net	249,861	355,757
Total other income, net	244,153	381,137

Net loss	$(3,960,275)	$(4,134,578)

Basic and diluted net loss per share	$(2.57)	$(2.71)

Weighted-average shares of common stock outstanding, basic and diluted	1,541,339	1,528,210

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2023	2,774,394	$2,774	1,519,360	$1,520	$207,769,904	$(189,099,618)	$253,734	$(5,281,180)	$13,647,134
Issuance of common stock to adjust for reverse split rounding	–	–	15,941	16	(16)	–	–	–	–
Conversion of Series A preferred stock to shares of common stock	(970,000)	(970)	8,084	8	962	–	–	–	–
Share-based expense	–	–	–	–	283,085	–	–	–	283,085
Net loss	–	–	–	–	–	(4,134,578)	–	–	(4,134,578)
Balance as of December 31, 2023	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641
Issuance of common stock in connection with restricted stock units	–	–	417	–	–	–	–	–	–
Exercise of purchase warrants	–	–	1,038	1	(1)	–	–	–	–
Share-based expense	–	–	–	–	171,814	–	–	–	171,814
Net loss	–	–	–	–	–	(3,960,275)	–	–	(3,960,275)
Balance as of December 31, 2024	1,804,394	$1,804	1,544,840	$1,545	$208,225,748	$(197,194,471)	$253,734	$(5,281,180)	$6,007,180

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,960,275)	$(4,134,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	171,814	283,085
Changes in operating assets and liabilities:
Prepaid expenses and other	181,874	(47,734)
Other long-term assets	704,431	48,579
Accounts payable, accrued expenses and other liabilities	84,678	(263,571)
Net cash used in operating activities	(2,817,478)	(4,114,219)

Net change in cash	(2,817,478)	(4,114,219)
Cash at beginning of period	8,983,046	13,097,265

Cash at end of period	$6,165,568	$8,983,046

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock from cashless exercise of purchase warrants	$1	$–
Issuance of common stock to adjust for Reverse Stock Split	$–	$16
Conversion of Series A preferred stock to common stock	$–	$970

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing difficult to treat cancers. The Company’s proprietary Deoxyribonuclease (“DNase”) technology is designed to improve outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”), which are involved in cancer progression. Xenetic is currently focused on advancing its systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors.

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various United States (“U.S.”) federal trademark registrations and applications along with unregistered trademarks and service marks, including but not limited to XCART, OncoHist™, PolyXen®, ErepoXen™, and ImuXen™, which are used throughout this Annual Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

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

Foreign Currency Transactions

Realized and unrealized gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies are recognized in “Other (expense) income” in the consolidated statements of operations. Monetary assets and liabilities that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the consolidated statements of operations.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2024 and 2023, the carrying amount of certain of the Company’s financial instruments approximates fair value due to their short maturities. See Note 7, Fair Value Measurements, for discussion of the Company’s fair value measurements.

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

Indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or when events or changes in the business environment indicate that it is more likely than not that the carrying value may be impaired. The Company also has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the acquired indefinite-lived intangible assets are impaired. If the Company chooses to first assess the qualitative factors and it is determined that it is not more likely than not acquired indefinite-lived intangible assets are impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to perform in some periods but not in others. The impairment loss, if any, is measured as the excess of the carrying value of the intangible asset over its fair value.

Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, indefinite-lived intangible asset impairment charges are likely to occur in future periods. Estimating the fair value of indefinite-lived intangible assets for potential impairment is highly sensitive to changes in projections and assumptions and changes to assumptions could potentially lead to impairment. The Company believes its estimates and assumptions are reasonable and otherwise consistent with assumptions market participants would use in their estimates of fair value. However, if future results are not consistent with the Company’s estimates and assumptions, then the Company may be exposed to an impairment charge, which could be material. Use of different estimates and judgments could yield materially different results in the Company’s analysis and could result in materially different asset values or expense.

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

As part of the accounting for these arrangements, the Company must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In developing the stand-alone price for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the stand-alone selling price for performance obligations by evaluating whether changes in the key assumptions used to determine the stand-alone selling prices will have a significant effect on the allocation of transaction price between multiple performance obligations. The Company recognizes a contract asset or liability for the difference between the Company’s performance (i.e., the goods or services transferred to the customer) and the customer’s performance (i.e., the consideration paid by, and unconditionally due from, the customer).

The terms of the Company’s license agreements may include delivery of an intellectual property license to a collaboration partner. The Company may be compensated under license arrangements through a combination of non-refundable upfront receipts, development and regulatory objective receipts and royalty receipts on future product sales by partners. The Company anticipates recognizing non-refundable upfront license payments and development and regulatory milestone payments received by the Company in license and collaboration arrangements that include future obligations, such as supply obligations, ratably over the Company’s expected performance period under each respective arrangement. The Company makes its best estimate of the period over which the Company expects to fulfill the Company’s performance obligations, which may include technology transfer assistance, research activities, clinical development activities, and manufacturing activities from development through the commercialization of the product. Given the uncertainties of these collaboration arrangements, significant judgment is required to determine the duration of the performance period.

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

See also Note 4, Significant Strategic Collaborations.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, pre-clinical development, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) and other outside expenses. The Company expenses research and development costs as incurred. The Company expenses upfront, non-refundable payments made for research and development services as obligations are incurred, except when deposits are made for specifically identified future services. The value ascribed to intangible assets acquired but which have not met capitalization criteria is expensed as research and development at the time of acquisition. Upfront payments under license agreements are expensed upon receipt of the license. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

The Company is required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel and consultants to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of the estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

• •	Collaborative partners performing research and development and pre-clinical activities; Program managers in connection with overall program management of clinical trials;
•	CMOs in connection with cGMP manufacturing;
•	CROs in connection with clinical trials; and
•	Investigative sites in connection with clinical trials.

The Company bases its expenses related to research and development, pre-clinical activities, manufacturing and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions, CMOs and CROs that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. The Company has recorded approximately $0.3 million and $0.5 million of prepayments as a component of prepaid expenses and other current assets as of December 31, 2024 and 2023, respectively. In addition, the Company had recorded accrued program expense of approximately $0.2 million and $0.1 million as a component of accrued expenses as of each of December 31, 2024 and 2023, respectively.

Share-based Expense

The Company grants share-based payments in the form of options and RSUs to employees and non-employees to purchase shares of the Company’s common stock. In addition, prior to the Company relocating to the U.S. in 2014, the Company had issued Joint Share Ownership Plan (“JSOP”) awards to employees and entered into agreements to issue common stock in exchange for services provided by non-employees.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense on a straight-line basis over the requisite service period or at the date of issuance if there is not a service period or if service has already been rendered. Warrant arrangements are more fully described in Note 9, Stockholders’ Equity.

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

For the years ended December 31, 2024 and 2023, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2024 and 2023, approximately 3,000 and 5,000 potentially dilutive securities were deemed anti-dilutive for each period.

Segment Information

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Under this ASU, a company is required to enhance its segment disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. This ASU was adopted effective for the Company’s fiscal year ending December 31, 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM, who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Revenue	$2,500,284	$2,539,986
Program expenses(1)	1,898,121	2,886,985
Non-program expenses(2)	2,754,895	2,386,508
Salaries and wages	1,879,882	1,499,123
Other segment items(3)	(72,339)	(98,052)
Net loss	$(3,960,275)	$(4,134,578)

(1)	Includes external research and development.
(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.
(3)	Includes stock-based compensation expense, interest income and other expense (income).

Leases

The Company leases administrative facilities under operating leases. The Company recognizes a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. See Note 12, Commitments and Contingencies for further information.

Recent Accounting Standards

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

Takeda Pharmaceutical Co. Ltd. ( together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $2.5 million were recorded as revenue for each year by the Company during the years ended December 31, 2024 and 2023 and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

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

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions. The Company has paid Catalent approximately $2.5 million through December 31, 2024, of which $28,000 and $0.1 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of December 31, 2024 and 2023, respectively, and approximately $0.1 million has been recognized as a liability and is included in accrued expenses and other current liabilities as of December 31, 2024. There was no accrual as of December 31, 2023. In addition, approximately $0.3 million has been recognized within other assets as of both December 31, 2024 and 2023.

Scripps Research

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which the Company has agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of the Company’s DNase technology. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement. During the second quarter of 2024, the Company amended the Agreement to extend the term to October 31, 2024 with no additional funding required.

On November 1, 2024, the Company and Scripps Research entered into a Second Amendment to the Agreement (the “Second Amendment”) extending the term of the Agreement for an additional twelve (12) month period and to provide Scripps Research additional funding in an aggregate amount of up to approximately $400,000 to fund continuing research. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $65,000 on the date of the Amendment and subsequent monthly payments of approximately $65,000 over a 5-month period. All other terms of the Original Agreement remain unchanged.

The Company paid Scripps Research approximately $0.9 million under the Agreement through December 31, 2024, of which approximately $0.4 million had been recognized as an advance payment and was included in prepaid expenses and other current assets as of December 31, 2023. There was no amount prepaid as of December 31, 2024.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. Pursuant to the UVA agreement, as amended, UVA will build on the preclinical and translational data produced to date and continue to investigate combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company paid UVA approximately $0.4 million under the UVA Agreement through December 31, 2024, of which $0.1 million has been recognized as an advance payment and is included within prepaid expenses and other current assets as of December 31, 2024. There were no amounts incurred as of December 31, 2023.

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

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary, SynBio, LLC (“SynBio”), had a share ownership in the Company of approximately 3.4% of the total outstanding common stock as of both December 31, 2024 and 2023, respectively. In addition to its common stock ownership, Pharmsynthez owns approximately 1.5 million shares of our outstanding Series B Preferred Stock (as defined in Note 9, Stockholders’ Equity.)

In August 2011, SynBio and the Company entered into a stock subscription and collaborative development agreement (the “Co-Development Agreement”). The Company granted an exclusive license to SynBio to develop, market and commercialize certain drug candidates utilizing molecules based on SynBio’s technology and the Company’s proprietary technologies (PolyXen, OncoHist and ImuXen) in Russia and Commonwealth of Independent States, collectively referred to herein as the SynBio Market. In return, SynBio granted an exclusive license to the Company to use the preclinical and clinical data generated by SynBio in certain agreed products and to engage in the development of commercial candidates in any territory outside of the SynBio Market.

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

Through December 31, 2024, Pharmsynthez continued to engage in research and development activities with no resultant commercial products. In December 2020, Pharmsynthez reported positive data from its Phase 3 clinical study of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging the Company’s PolyXen technology. Pharmsynthez filed a registration dossier to obtain approval in Russia and informed the Company that it has received a response letter indicating certain deficiencies in the dossier. Pharmsynthez further informed the Company that it developed a gap mitigation strategy and is currently determining next steps. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2024 and 2023.

Serum Institute of India Limited

In August 2011, the Company entered into a collaborative research and development agreement with Serum Institute of India Limited (“Serum Institute”) providing Serum Institute an exclusive license to use the Company’s PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. There are no milestone or other research-related payments due under the collaborative arrangement. Serum Institute has informed the Company that it is not actively pursuing this program but may seek to leverage Pharmsynthez’ trial data and potential Russian marketing authorization to request a waiver for a Phase III clinical trial in India, subject to local regulatory authority approval. Through December 31, 2024, no commercial products were developed and no royalty revenue or expense was recognized by the Company related to the arrangement. Serum Institute had a share ownership of less than 1% of the total outstanding common stock of the Company as of each of December 31, 2024 and 2023.

5.	Other Assets

In 2016, the Company entered into an agreement with Serum Institute for the prepayment of clinical polysialic acid (“PSA’) supply in exchange for the Company’s common stock. As of December 31, 2023 the Company had classified $0.7 million of prepaid clinical supply as long-term as it did not anticipate utilizing the majority of the PSA supply within the next 12 months. No clinical supply was utilized during the years ended December 31, 2024 and 2023. Long-lived assets to be held and used are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. While the prepayment remains a valid claim for future PSA supply, the Company concluded that the following factors indicated that the long-lived asset was impaired: the failure to identify potential third-party partners to develop, sell or license the PSA technology; a change in both the Company’s management and the Board of Directors (the “Board”); and a decision by the Company and the Board to no longer pursue development of the PSA supply and allow current patent protection for the PSA technology to lapse. During the year ended December 31, 2024, the Company recorded an asset impairment charge of $0.7 million, which is presented within research and development expenses in the consolidated statements of operations, representing the excess of the long-lived asset’s carrying value over its estimated fair value. As a result, there was no clinical supply recorded as of December 31, 2024. No long-lived asset impairment was recorded during the year ended December 31, 2023.

6.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Accrued payroll and benefits	$243,396	$216,547
Accrued professional fees	143,661	233,950
Accrued research costs	189,388	70,000
Other	34,203	48,256
	$610,648	$568,753

On June 19, 2024, the Company entered into a confidential separation agreement and general release with each of Jeffrey F. Eisenberg, the Company’s former Chief Executive Officer (the “Eisenberg Separation Agreement”), and Curtis Lockshin, the Company’s former Chief Scientific Officer (together, the “Separation Agreements”) pursuant to which Messrs. Eisenberg and Lockshin were each eligible for certain severance payments and benefits consistent with the terms of their existing employment agreements as described under “Employment Agreements with our Named Executive Officers” in our Proxy Statement on Schedule 14A filed by the Company with the SEC on October 31, 2024. In addition, the Eisenberg Separation Agreement provided for accelerated vesting of all of the unvested stock options held by Mr. Eisenberg as of May 16, 2024. During the year ended December 31, 2024, the Company expensed approximately $0.8 million of accrued payroll and benefits related to the Separation Agreements. In addition, the Company recorded approximately $13,000 of share-based expense for the accelerated vesting of unvested stock options. As of December 31, 2024, approximately $0.2 million was accrued within accrued expenses and other current liabilities related to these obligations.

7.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended December 31, 2024 and 2023.

8.	Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. There was no income tax provision (benefit) for the years ended December 31, 2024 and 2023, as the Company has incurred losses to date.

The components of loss before income taxes are as follows:

	Year ended December 31,
	2024	2023
Domestic (U.S.)	$(6,251,785)	$(6,424,969)
Foreign (U.K.)	2,460,945	2,440,857
Foreign (Germany)	(153,332)	(136,977)
Foreign (Switzerland)	(16,103)	(13,489)
Loss before income taxes	$(3,960,275)	$(4,134,578)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit, is as follows:

	Year ended December 31,
	2024	2023
Federal	$(831,658)	$(868,261)
State	(311,694)	(373,684)
Change in valuation allowance	1,463,230	1,116,036
Permanent differences, net	122,683	271,546
Foreign rate differential	80,187	81,227
Share-based expense, net	6,495	7,213
Enhanced research and development tax credits	(139,259)	(238,631)
Other items	(389,984)	4,554
Net benefit for income taxes	$–	$–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2024	2023
Deferred tax assets:
U.K. net operating loss carryforwards	$21,938,273	$14,664,858
U.K. capital loss carryforwards	1,745,821	1,545,934
U.S. federal net operating loss carryforwards	7,518,011	6,573,614
Switzerland net operating loss carryforwards	13,392	23,868
IPR&D	586,746	8,066,098
Share-based expense	1,979,372	2,235,214
Enhanced research and development tax credits	2,165,119	2,038,421
Germany net operating loss carryforwards	700,617	693,007
Capitalized research and experimental expenditure	1,804,979	1,473,049
U.S. state net operating loss carryforwards	2,468,919	2,142,380
Other	208,288	250,669
Total deferred tax assets before valuation allowance	41,129,537	39,707,112
Valuation allowance for deferred tax assets	(41,129,537)	(39,707,112)
Net deferred tax assets	–	–
Deferred tax liabilities:
Total deferred tax liabilities	–	–
Net deferred liability	$–	$–

For the years ended December 31, 2024 and 2023, the Company had U.K. net operating loss carryforwards of approximately $89.6 million and $61.3 million, respectively, U.S. federal net operating loss carryforwards of approximately $35.8 million and $31.3 million, respectively, U.S. state net operating loss carryforwards of approximately $39.1 million and $33.9 million, respectively, Germany net operating loss carryforwards of approximately $2.2 million and $2.2 million, respectively, and Switzerland net operating loss carryforwards of approximately $0.2 million and $0.3 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. $22.4 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely, and the remaining U.S. federal and state net operating loss carryforwards begin to expire in 2031. The Switzerland net operating loss carryforwards begin to expire in 2026.

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

As of December 31, 2024 and 2023, the Company did not record any uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years through 2024 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2024. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2024, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

9.	Stockholders’ Equity

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

At the Market (“ATM”) Offering

On November 19, 2021, the Company entered into an ATM Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as the exclusive sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of its common stock, par value $0.001 per share. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus, and is limited to a number of securities the Company can sell pursuant to General Instruction I.B.6 of Form S-3. In October 2024, the Company filed a new shelf registration statement on Form S-3 (the “2024 Shelf Registration”) replacing the previously filed shelf registration statement. The ATM Offering was not updated in connection the 2024 Shelf Registration and, as a result, is not currently effective.

No shares were sold under the ATM Agreement during the years ended December 31, 2024 and 2023. The Company incurred approximately $0.2 million of costs associated with the ATM offering which were expensed during the year ended December 31, 2023.

Series A Preferred Stock

The Company has designated 1,000,000 shares as Series A preferred stock with each share having a par value of $0.001 and stated value of $4.80 (the “Series A Preferred Stock”). During 2023, the holder of the Series A Preferred Stock converted all of their shares into 8,084 shares of Company common stock. As a result, there was no Series A Preferred Stock outstanding as of both December 31, 2024 and 2023.

Series B Preferred Stock

The Company has designated 2,500,000 shares as Series B preferred stock with each share having a stated value of $4.00 per share (the “Series B Preferred Stock”). The following is a summary of the material terms of the Company’s Series B Preferred Stock.

Liquidation.    Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B Preferred Stock will be entitled to receive distributions out of the Company’s assets of an amount equal to the stated value per share of Series B Preferred Stock (as adjusted for stock splits, combinations, reorganizations and the like) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the amended and restated certificate of designation before any distributions shall be made on the common stock or any series of preferred stock ranked junior to the Series B Preferred Stock. A fundamental transaction or change of control under the amended and restated certificate of designation shall constitute a liquidation for purposes of this right. Xenetic will give each holder of Series B Preferred Stock written notice of any liquidation at least 30 days before any meeting of stockholders to approve such liquidation or at least 45 days before the date of such liquidation if no meeting is to be held.

Dividends.    Subject to any preferential rights of any outstanding series of preferred stock created by the Company’s Board from time to time, the holders of shares of the Company’s Series B Preferred Stock will be entitled to such cash dividends, non-cumulative, as may be declared from time to time by the Company’s Board on shares of the Company’s common stock (on an as-converted basis) from funds available therefore. The Company shall not directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any junior securities as long as any dividends due on the Series B Preferred Stock remain unpaid, nor shall any monies be set aside for or applied to the purchase or redemption of any junior securities or shares pari passu with the Series B Preferred Stock.

Conversion.     Series B Preferred Stock is convertible, at any time and from time to time at the option of the holder thereof, at a rate of one preferred share to approximately 0.033 common share basis, subject to an issuable maximum and the adjustments described below. There were no Series B Preferred Stock conversions during the years ended December 31, 2024 and 2023.

Subsequent Equity Sales.    The Series B Preferred Stock has ratchet price based anti-dilution protection, subject to customary carve outs, in the event of a down-round financing at a price per share below the stated value of the Series B Preferred Stock. There is no bifurcation of the embedded conversion option being clearly and closely related to the host instrument.

The Series B Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2024 and 2023, there were approximately 1.8 million shares of Series B Preferred Stock issued and outstanding which are convertible into approximately 60,000 shares of common stock in each year, which represents the issuable maximum that can be issued upon the conversion of the currently outstanding Series B Preferred Stock.

Warrants Related to Financing Arrangements

The Company has warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of both December 31, 2024 and December 31, 2023. The Series A Warrants are immediately exercisable at a price of $33.00 per share of common stock and expire on February 23, 2025. No Series A Warrants were exercised or forfeited during the year ended December 31, 2024 and 2023.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both December 31, 2024 and December 31, 2023. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the years ended December 31, 2024 and 2023.

In addition, the Company had publicly traded warrants to purchase approximately 2,100 shares of common stock outstanding as of December 31, 2023. These warrants had an exercise price of $130.00 per share of common stock and expired on July 19, 2024. The warrants ceased trading on Nasdaq under the symbol “XBIOW” upon expiration. The warrants also provided that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock, as adjusted for the Reverse Stock Split. Warrants to purchase approximately 1,038 shares of common stock were exercised on a cashless, one-for-one basis during the year ended December 31, 2024. None of these warrants were exercised or forfeited during the year ended December 31, 2023. All of the remaining public warrants outstanding as of July 19, 2024 expired, and no public warrants were outstanding at December 31, 2024.

10.	Share-Based Expense

Total share-based expense related to stock options, RSUs and common stock awards was approximately $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. Share-based expense is classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
Research and development expenses	$11,433	$56,112
General and administrative expenses	160,381	226,973
	$171,814	$283,085

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan. The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For stock options issued in 2024 and 2023 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee and non-employee stock options. For all other stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees and non-employees. The expected life of non-employee options is the contractual life of the option.

Employee Stock Options

During the years ended December 31, 2024 and 2023, 30,000 and 57,500 total stock options to purchase shares of common stock were granted by the Company, respectively. The weighted average grant date fair value per option was $3.41 and $3.49, respectively. No employee stock options were exercised during the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, 32,535 shares having a weighted average grant date fair value of $40.07 per option were forfeited. No employee stock options were forfeited or expired during the year ended December 31, 2023.

During the years ended December 31, 2024 and 2023, 53,750 and 33,333 total stock options vested, respectively, with total fair values of approximately $0.3 million in both periods. As of December 31, 2024, there was approximately $0.1 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 2.1 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	111.50	121.50
Weighted-average risk-free interest rate (%)	4.20	4.21
Weighted-average expected life of option (years)	5.67	5.76
Weighted-average exercise price ($)	4.07	4.00

The following is a summary of employee stock option activity for the years ended December 31, 2024 and 2023:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	143,888	$49.43	7.78	$–
Granted	57,500	4.00
Expired	–	–
Outstanding as of December 31, 2023	201,388	$36.46	7.69	$–
Granted	30,000	4.07
Expired	(32,535)	(61.90)
Outstanding as of December 31, 2024	198,853	$27.41	4.28	$3,300

Vested or expected to vest as of December 31, 2024	198,853	$27.41	4.28	$3,300

Exercisable as of December 31, 2023	133,888	$52.10	6.69	$–
Exercisable as of December 31, 2024	166,770	$31.84	3.28	$2,567

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2024, and the changes during the year ended December 31, 2024, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2024	67,500	$4.77
Granted	30,000	3.41
Forfeited	(11,667)	(4.32)
Vested	(53,750)	(4.87)
Balance as of December 31, 2024	32,083	$3.49

Restricted Stock Units

There were 417 RSUs outstanding as of December 31, 2023. The RSUs were fully vested and had a grant date fair value of $253.70 per share. No RSUs were granted or expired during the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, the Company issued 417 shares of common stock representing the exercise of all outstanding RSUs. As a result, no RSUs were outstanding at December 31, 2024.

Non-Employee Stock Options

Share-based expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. No non-employee stock options to purchase shares of common stock were granted or exercised during the years ended December 31, 2024 and 2023. No compensation expense related to non-employee options during the years ended December 31, 2024 and December 31, 2023 as all non-employee stock options were fully vested as of December 31, 2020.

The following is a summary of non-employee stock option activity for the years ended December 31, 2024 and 2023:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2023	2,009	$120.83	1.83	$–
Granted	–	–
Expired	(84)	231.60
Outstanding as of December 31, 2023	1,925	115.99	0.91	–
Granted	–	–
Expired	(1,672)	50.20
Outstanding as of December 31, 2024	253	$550.80	0.68	$–

Vested or expected to vest as of December 31, 2024	253	$550.80	0.68	$–

Exercisable as of December 31, 2023	1,925	$115.99	0.91	$–
Exercisable as of December 31, 2024	253	$550.80	0.68	$–

Common Stock Awards

The Company has granted common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized as services are rendered on a straight-line basis. No common stock awards were granted or issued during the years ended December 31, 2024 and 2023.

Joint Share Ownership Plan

As of December 31, 2024 and 2023, there were approximately 2,701 JSOP awards issued and outstanding to two former senior executives. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2024 and 2023.

11.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2024 and 2023, the Company made contributions of approximately $31,000 and $41,000 to the 401(k) Plan, respectively.

12.	Commitments and Contingencies

Leases

The Company determines whether an arrangement is a lease at inception. The Company leases office space in a shared office location in Framingham, Massachusetts. As this lease had a term of 6 months at inception, the Company did not apply the provisions of ASU 2016-02 and will account for it as an operating lease. As of December 31, 2024, total minimum lease payments on this lease were approximately $3,000.

The Company did not apply the provisions of ASU 2016-02 to the lease of its office space in Miami, Florida as this lease had a term of 12 months at inception. As a result, the Company accounts for it as an operating lease. This lease was terminated in November 2024 and no further minimum lease payments are due.

Letter of Credit

As of December 31, 2024, the Company has an outstanding letter of credit of approximately $0.1 million in support of an intercompany loan with its Hesperix subsidiary. As the intercompany loan is eliminated in consolidation, the letter of credit has no effect on the consolidated financial statements.

13.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Serum Institute and Pharmsynthez, each a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes. Please refer to Note 4, Significant Strategic Collaborations, and Note 5, Other Assets, for details on arrangements with collaboration partners that are also related parties.

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

Pharmsynthez paid all obligations due under the Pharmsynthez Loan in May 2023, and no further amounts are due under the Pharmsynthez Loan. As a result, no amounts were outstanding as of December 31, 2024 and December 31, 2023. The Company did not recognize any interest income related to the Pharmsynthez Loan during the year ended December 31, 2024. The Company recognized approximately $65,000 of income related to interest and fees associated with the Pharmsynthez Loan including approximately $40,000 related to interest income during the twelve months ended December 31, 2023.

During the fourth quarter of 2024, the Company entered into a clinical trial services agreement with PeriNess Ltd. (“PeriNess”) to advance the Company’s development program for its systemic DNase I technology in Israeli medical centers. One of our directors, Dr. Dmitry Genkin, is a significant shareholder of PeriNess and another of our directors, Mr. Moshe Mizrahy, is a majority shareholder and director of PeriNess. The Company expensed approximately $50,000 related to this agreement during the year ended December 31, 2024. As of December 31, 2024, approximately $45,000 was recorded as an advanced payment and included in Prepaid expenses and other on the December 31, 2024 consolidated balance sheet.

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective based on the criteria set forth by COSO of the Treadway Commission in Internal Control — Integrated Framework.

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

ITEM 9B – OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2025 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2024 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2025 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2024 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2025 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2024 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2025 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2024 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2025 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2024 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

	•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
	•	Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 60 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.9	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
3.10	Certificate of Change Pursuant to NRS 78.209	8-K	06/24/2019	3.1
3.11	Certificate of Amendment to Articles of Incorporation	8-K	06/24/2019	3.2
3.12	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.12
3.13	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.13
3.14	Certificate of Amendment to Articles of Incorporation	10-K	03/22/2023	3.14
3.15	Certificate of Change to Articles of Incorporation	8-K	05/12/2023	3.1
4.1	Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.3	Form of Common Stock Purchase Warrant	8-K	06/25/2019	4.1
4.5	Form of Series A Warrant	8-K	07/28/2021	4.1

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, as amended, effective as of December 7, 2021	DEF14A	10/15/2021	Appendix A
10.2#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.3	Novation of Agreement on Co-Development and the Terms of Exclusive License, dated December 17, 2021, between Xenetic Biosciences (UK) Limited (formerly Lipoxen plc), Lipoxen Technologies Limited, SynBio LLC and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.3
10.4##	Exclusive License Agreement, dated December 20, 2021, between Lipoxen Technologies Limited and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.4
10.5#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.6#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.7#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.8	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.9†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.10†	Amendment to Employment Agreement, dated June 18, 2024, between James F. Parslow and Xenetic Biosciences, Inc.	10-Q	08/13/2024	10.3
10.11†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.12†	Confidential Separation Agreement and General Release, dated June 19, 2024, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.	10-Q	08/13/2024	10.1
10.13†	Confidential Separation Agreement and General Release, dated June 19, 2024, between Curtis Lockshin and Xenetic Biosciences, Inc.	10-Q	08/13/2024	10.2
10.14#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH	10-K	03/30/2018	10.46
10.15	Assignment Agreement between Xenetic Biosciences, Inc. and OPKO Pharmaceuticals, LLC, dated March 1, 2019	8-K/A	05/20/2019	10.1
10.16	First Amendment to Assignment Agreement dated June 7, 2019	8-K	06/13/2019	10.1
10.17	Second Amendment to Assignment Agreement dated June 24, 2019	8-K	06/24/2019	10.1
10.18	Third Amendment to Assignment Agreement dated July 15, 2019	8-K	07/16/2019	10.1
10.19	Form of Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated June 24, 2019	8-K	06/25/2019	10.1
10.20	Consent Agreement by and among Xenetic Biosciences, Inc. and certain purchasers dated July 16, 2019	8-K	07/16/2019	10.1
10.21†	Form of Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc.	10-K	03/26/2020	10.51
10.22†	Form of Xenetic Biosciences, Inc. Stock Option Grant Notice	10-K	03/26/2020	10.52
10.23†	Xenetic Biosciences, Inc. Stock Option Grant Notice, dated December 4, 2019, between Jeffrey Eisenberg and Xenetic Biosciences, Inc.	10-K	03/26/2020	10.53

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.24##	Exclusive Sublicense Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.1
10.25##	Exclusive License Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.2
10.26	Form of Subscription Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.3
10.27##	Statement of Work, dated June 30, 2022, between Xenetic Biosciences, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/11/2022	10.4
10.28##	Research Funding and Option Agreement, dated March 17, 2023, between the Company and the Scripps Research Institute	10-Q	5/11/2023	10.1
10.29	First Amendment to Research Funding and Option Agreement, dated June 1, 2024, between Xenetic Biosciences, Inc. and the Scripps Research Institute				X
10.30##	Second Amendment to Research Funding and Option Agreement, dated November 1, 2024, between Xenetic Biosciences, Inc. and the Scripps Research Institute				X
10.31##	Consulting Agreement, dated January 1, 2025, between Xenetic Biosciences, Inc. and Dmitry Genkin				X
19.1	Insider Trading Policy and Procedures				X
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
97.1	Policy Regarding the Mandatory Recovery of Compensation	10-K	3/21/2024	97.1
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

XENETIC BIOSCIENCES, INC.

Date: March 18, 2025	By:	/s/ JAMES PARSLOW
James Parslow
Interim Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Xenetic Biosciences, Inc., hereby severally constitute and appoint James Parslow, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Xenetic Biosciences, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 18th day of March, 2025.

Signature	Title(s)

/s/ JAMES PARSLOW	Interim Chief Executive Officer and Chief Financial Officer
James Parslow	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
Date: March 18, 2025

/s/ GRIGORY BORISENKO	Director
Grigory Borisenko
Date: March 18, 2025

/s/ FIRDAUS JAL DASTOOR	Director
Firdaus Jal Dastoor
Date: March 18, 2025

/s/ Dmitry Genkin	Director
Dmitry Genkin
Date: March 18, 2025

/s/ ROGER KORNBERG	Director
Roger Kornberg
Date: March 18, 2025

/s/ MOSHE MIZRAHY	Director
Moshe Mizrahy
Date: March 18, 2025

/s/ ALEXEY VINOGRADOV	Director
Alexey Vinogradov
Date: March 18, 2025

