Form 10-K/A
period 2024-12-31
Xenetic Biosciences, Inc.
filed 2025-05-13
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025, as amended by that Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2025 (as amended, the “Original Filing”). We are filing this Amendment solely to add a new paragraph under the heading “Equity Award Grant Practices” in Item 11 of Part III and to include certain required XBRL tagging with respect thereto, which was inadvertently omitted in the Original Filing.

Part III, Item 11 of the Original Filing is being amended and restated in its entirety by this Amendment. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended to contain the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibit 31.5 and Exhibit 31.6, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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

i

XENETIC BIOSCIENCES, INC.

2024 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART III

Item 11	Executive Compensation	1

PART IV

Item 15	Exhibits and Financial Statement Schedules	8

ii

PART III

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

Equity Award Grant Practices

We do not currently have any policies or procedures that require us to grant equity awards, including stock options, to executive officers on specified dates. Equity awards to executive officers are granted at such times as determined in the discretion of the Compensation Committee. Neither the Compensation Committee nor the Board of Directors takes material nonpublic information into account when determining the timing and terms of equity awards, including stock options, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant any equity awards to any of our NEOs within four business days prior to or one business day after making any filing on Forms 10-K, 10-Q or 8-K (other than a current report on Form 8-K disclosing a new material option award grant under Item 5.02(e) of that form) that disclosed any material non-public information.

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

See “Certain Related Person Transactions” in the Original Filing for compensation arrangements involving specific members of the Board.

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

(b)	Exhibits: The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
31.5	Certification of Principal Executive Officer, as required by Rule 13a-14(a) and Rule 15d-14(a)				X
31.6	Certification of Principal Financial Officer, as required by Rule 13a-14(a) and Rule 15d-14(a)				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

Date: May 13, 2025	By:	/s/ JAMES PARSLOW
James Parslow
Interim Chief Executive Officer

