Form 10-Q
period 2025-03-31
Xenetic Biosciences, Inc.
filed 2025-05-13
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, the number of outstanding shares of the registrant’s common stock was 1,542,139.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$5,163,676	$6,165,568
Prepaid expenses and other	313,620	421,954
Total current assets	5,477,296	6,587,522

Other assets	313,921	313,921
Total assets	$5,791,217	$6,901,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$240,293	$283,615
Accrued expenses and other current liabilities	427,634	610,648
Total current liabilities	667,927	894,263

Total liabilities	667,927	894,263

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,804	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 1,544,840 shares issued as of March 31, 2025 and December 31, 2024; 1,542,139 shares outstanding as of March 31, 2025 and December 31, 2024	1,545	1,545
Additional paid in capital	208,244,999	208,225,748
Accumulated deficit	(198,097,612)	(197,194,471)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	5,123,290	6,007,180
Total liabilities and stockholders' equity	$5,791,217	$6,901,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue:
Royalty revenue	$593,261	$510,817
Total revenue	593,261	510,817

Operating costs and expenses:
Research and development	(879,029)	(944,321)
General and administrative	(656,641)	(834,910)
Total operating costs and expenses	(1,535,670)	(1,779,231)
Loss from operations	(942,409)	(1,268,414)

Other income:
Other income	78	52
Interest income, net	39,190	73,249
Total other income, net	39,268	73,301

Net loss	$(903,141)	$(1,195,113)

Basic and diluted net loss per share	$(0.59)	$(0.78)

Weighted-average shares of common stock outstanding, basic and diluted	1,542,139	1,540,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2025

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,225,748	$(197,194,471)	$253,734	$(5,281,180)	$6,007,180
Share-based expense	–	–	–	–	19,251	–	–	–	19,251
Net loss	–	–	–	–	–	(903,141)	–	–	(903,141)
Balance as of March 31, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,244,999	$(198,097,612)	$253,734	$(5,281,180)	$5,123,290

THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641
Share-based expense	–	–	–	–	77,074	–	–	–	77,074
Net loss	–	–	–	–	–	(1,195,113)	–	–	(1,195,113)
Balance as of March 31, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,131,009	$(194,429,309)	$253,734	$(5,281,180)	$8,677,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(903,141)	$(1,195,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	19,251	77,074
Changes in operating assets and liabilities:
Prepaid expenses and other	108,334	51,785
Accounts payable, accrued expenses and other liabilities	(226,336)	(93,091)
Net cash used in operating activities	(1,001,892)	(1,159,345)

Net change in cash	(1,001,892)	(1,159,345)
Cash at beginning of period	6,165,568	8,983,046

Cash at end of period	$5,163,676	$7,823,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

2.	Risks and Uncertainties

Impact of Global Events and Conflicts on Operations

The short and long-term implications of geopolitical events and global conflicts, including those in Ukraine and the Middle East are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

3.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025, and amended on April 29, 2025.

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

Segment Information

The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the condensed consolidated net loss for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$593,261	$510,817
Program expenses(1)	875,798	775,692
Non-program expenses(2)	422,515	418,126
Salaries and wages	218,106	508,339
Other segment items(3)	(20,017)	3,773
Net loss	$(903,141)	$(1,195,113)

(1)	Includes external research and development.

(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.

(3)	Includes stock-based compensation expense, interest income and other expense (income).

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

For the three months ended March 31, 2025 and 2024, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.6 million and $0.5 million were recorded as revenue during the three months ended March 31, 2025 and 2024, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions. The Company has paid Catalent approximately $2.5 million through March 31, 2025, of which $28,000 has been recognized as an advance payment and is included in prepaid expenses and other current assets as of both March 31, 2025 and December 31, 2024, and approximately $0.1 million has been recognized as a liability and is included in accrued expenses and other current liabilities as of both March 31, 2025 and December 31, 2024. In addition, approximately $0.3 million has been recognized within other assets as of both March 31, 2025 and December 31, 2024.

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

On November 1, 2024, the Company and Scripps Research entered into a Second Amendment to the Agreement (the “Second Amendment”) extending the term of the Agreement for an additional twelve (12) month period and to provide Scripps Research additional funding in an aggregate amount of up to approximately $400,000 to fund continuing research. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $65,000 on the date of the Second Amendment and subsequent monthly payments of approximately $65,000 over a 5-month period. All other terms of the Agreement remain unchanged.

The Company paid Scripps Research approximately $0.9 million under the Agreement through March 31, 2025, of which approximately $0.4 million had been recognized as an advance payment and was included in prepaid expenses and other current assets as of December 31, 2024. There were no advance payments as of March 31, 2025.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. Pursuant to the UVA agreement, as amended, UVA will build on the preclinical and translational data produced to date and continue to investigate combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company paid UVA approximately $0.4 million under the UVA Agreement through December 31, 2024 of which $0.1 million had been recognized as an advance payment and was included within prepaid expenses and other current assets as of December 31, 2024. There were no advance payments as of March 31, 2025.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2025. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three months ended March 31, 2025 and 2024, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2025 and 2024.

6.	Stockholders’ Equity

Warrants

The Company had warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of December 31, 2024. The Series A Warrants were immediately exercisable at a price of $33.00 per share of common stock. No Series A Warrants were exercised or forfeited during the three months ended March 31, 2025 and 2024. These warrants expired in February 2025 and, as a result, no Series A Warrants were outstanding as of March 31, 2025.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both March 31, 2025 and December 31, 2024. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three months ended March 31, 2025 and 2024.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock units (“RSUs”) was approximately $19,000 and $77,000 during each of the three months ended March 31, 2025 and 2024, respectively.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$–	$15,237
General and administrative expenses	19,251	61,837
	$19,251	$77,074

Employee Stock Options and RSUs

No stock option awards to purchase shares of common stock were granted during the three months ended March 31, 2025 and 2024. The Company recognized a total of approximately $19,000 and $77,000 of share-based expense related to employee stock options during each of the three months ended March 31, 2025 and 2024. No employee stock options or RSUs were exercised during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, options to purchase 25,836 shares of common stock expired. No options or RSUs expired during the three-months ended March 31, 2024.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during the three months ended March 31, 2025 and 2024. No non-employee stock option grants expired during the three months ended March 31, 2025 and 2024. The Company did not recognize any share-based expense related to non-employee stock options during the three months ended March 31, 2025 and 2024.

8.	Income Taxes

During the three months ended March 31, 2025 and 2024, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $41.4 million and $41.1 million as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company did not record any unrecognized tax positions.

9.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with PeriNess Ltd. (“PeriNess”), Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025, as amended on April 29, 2025. The Company paid PeriNess approximately $20,000 during the three months ended March 31, 2025. As of March 31, 2025, approximately $42,000 was recorded as an advanced payment and included in Prepaid expenses and other on the March 31, 2025 condensed consolidated balance sheet. No amounts were incurred in connection with agreements with Serum Institute and Pharmsynthez during the three months ended March 31, 2025 and 2024.

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board of Directors, to provide consulting services to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company paid Dr. Genkin approximately $0.1 million during the three months ended March 31, 2025, of which approximately $30,000 was reflected within accounts payable as of March 31, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board of Directors.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future results of operations and financial position, our business strategy and plans, future revenues, projected costs, prospects and our objectives for future operations, are forward-looking statements.

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

Some factors that could cause actual results to differ materially include without limitation:

•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase technology;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market;
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	costs, diversion and other adverse effects of the actions of activist shareholders;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the conflicts in Ukraine and the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing difficult to treat cancers. Our proprietary DNase technology is designed to improve outcomes of existing treatments, including immunotherapies, by targeting NETs, which are involved in cancer progression. We are currently focused on advancing our systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors.

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three months ended March 31, 2025, was on the advancement of our DNase technology.

Impact of the Global Events and Conflicts on Our Operations

The short and long-term implications of geopolitical events and global conflicts, including those in Ukraine and the Middle East are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 2025 and 2024

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2025 to the fiscal quarter ended March 31, 2024 is as follows:

Description	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$593,261	$510,817	$82,444	16.1
Operating costs and expenses:
Research and development	(879,029)	(944,321)	(65,292)	(6.9)
General and administrative	(656,641)	(834,910)	(178,269)	(21.4)
Total operating costs and expenses	(1,535,670)	(1,779,231)	(243,561)	(13.7)
Loss from operations	(942,409)	(1,268,414)	(326,005)	(25.7)
Other income:
Other income	78	52	26	50.0
Interest income, net	39,190	73,249	(34,059)	(46.5)

Net loss	$(903,141)	$(1,195,113)	$(291,972)	(24.4)

Revenue

Revenue for the three months ended March 31, 2025 increased by approximately $0.1 million, or 16.1%, to approximately $0.6 million from approximately $0.5 million for the three months ended March 31, 2024. Royalty revenue for the three months ended March 31, 2024 was negatively impacted by the timing of rebates related to our sublicense agreement with Takeda Pharmaceutical Co. Ltd. There was no similar impact on revenue during the three months ended March 31, 2025.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended March 31, 2025 decreased by approximately $65,000, or 6.9%, to approximately $0.9 million from approximately $0.9 million in the comparable quarter in 2024. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended March 31, 2025 and 2024:

	Quarter Ended
Category of Expense	March 31, 2025	March 31, 2024
Outside services and contract research organizations	$875,798	$745,672
Personnel costs	–	145,805
Share-based expense	–	15,237
Other	3,231	37,607
Total research and development expense	$879,029	$944,321

The decrease in personnel costs and share-based expense during the first quarter of 2025 was related to the departure of our former Chief Scientific Officer during the second quarter of 2024. The increase in outside services and contract research organizations expense was primarily due to increased consulting costs and spending in connection with the commencement of exploratory studies during the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 decreased by approximately $178,000, or 21.4%, to approximately $0.7 million from approximately $0.8 million in the comparable quarter in 2024. The decrease was primarily due to a decrease in personnel costs and share-based expense related to the departure our former Chief Executive Officer during the second quarter of 2024.

Other Income

Other income was approximately $78 for the three months ended March 31, 2025 compared to approximately $52 of other income for the comparable quarter in 2024. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the three months ended March 31, 2025 as compared to the same period in 2024.

Interest Income, net

Interest income, net decreased to approximately $39,000 during the three months ended March 31, 2025 as compared to approximately $73,000 for the same period in the prior year. This decrease is primarily due to lower average invested funds during the three months ended March 31, 2025 as compared to the same period in 2024.

Liquidity and Capital Resources

We incurred a net loss of approximately $0.9 million for the three months ended March 31, 2025. We had an accumulated deficit of approximately $198.1 million at March 31, 2025, as compared to an accumulated deficit of approximately $197.2 million at December 31, 2024. Working capital was approximately $4.8 million at March 31, 2025 and $5.7 million at December 31, 2024. During the three months ended March 31, 2025, our working capital decreased by $0.9 million primarily due to our net loss for the three months ended March 31, 2025.

Our principal source of liquidity consists of cash. At March 31, 2025, we had approximately $5.2 million in cash and $0.7 million in current liabilities. At December 31, 2024, we had approximately $6.2 million in cash and $0.9 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. However, we anticipate we will need additional capital in the long-term to pursue our business initiatives. While we believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq Stock Market, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2025 totaled approximately $1.0 million, which was primarily due to our net loss for the period and, to a lesser extent, a decrease in accounts payable, accrued expenses and other current liabilities due to payments made in accordance with severance arrangements. Cash flows used in operating activities for the three months ended March 31, 2024 totaled approximately $1.2 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2025 and 2024.

Cash Flows from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2025 and 2024.

Contractual Obligations and Commitments

As of March 31, 2025, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended on April 29, 2025.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended on April 29, 2025, for a discussion of recent accounting standards.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes may differ materially from our estimates, judgments and assumptions. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended on April 29, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025, as amended on April 29, 2025.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
10.1	Consulting Agreement, dated January 1, 2025, between Xenetic Biosciences, Inc. and Dmitry Genkin (incorporated by reference to Exhibit 10.31 filed with the Company’s Annual Report on Form 10-K on March 18, 2025).
31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

May 13, 2025	By:	/s/ JAMES PARSLOW
James Parslow
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

