Form 10-Q
period 2025-06-30
Xenetic Biosciences, Inc.
filed 2025-08-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, the number of outstanding shares of the registrant’s common stock was 1,542,139.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash	$4,779,846	$6,165,568
Prepaid expenses and other	573,854	421,954
Total current assets	5,353,700	6,587,522

Other assets	–	313,921
Total assets	$5,353,700	$6,901,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$346,828	$283,615
Accrued expenses and other current liabilities	556,602	610,648
Total current liabilities	903,430	894,263

Total liabilities	903,430	894,263

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1,804	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,544,840 shares issued as of June 30, 2025 and December 31, 2024; 1,542,139 shares outstanding as of June 30, 2025 and December 31, 2024	1,545	1,545
Additional paid in capital	208,260,682	208,225,748
Accumulated deficit	(198,786,315)	(197,194,471)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	4,450,270	6,007,180
Total liabilities and stockholders' equity	$5,353,700	$6,901,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024

Revenue:
Royalty revenue	$589,897	$726,404	$1,183,158	$1,237,221
Total revenue	589,897	726,404	1,183,158	1,237,221

Operating costs and expenses:
Research and development	(656,557)	(933,771)	(1,535,586)	(1,878,092)
General and administrative	(657,752)	(1,130,029)	(1,314,393)	(1,964,939)
Total operating costs and expenses	(1,314,309)	(2,063,800)	(2,849,979)	(3,843,031)
Loss from operations	(724,412)	(1,337,396)	(1,666,821)	(2,605,810)

Other income (expense):
Other income (expense)	1,477	(21)	1,555	31
Interest income, net	34,232	63,447	73,422	136,696
Total other income	35,709	63,426	74,977	136,727

Net loss	$(688,703)	$(1,273,970)	$(1,591,844)	$(2,469,083)

Basic and diluted net loss per share	$(0.45)	$(0.83)	$(1.03)	$(1.60)

Weighted-average shares of common stock outstanding, basic and diluted	1,542,139	1,540,799	1,542,139	1,540,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of April 1, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,244,999	$(198,097,612)	$253,734	$(5,281,180)	$5,123,290
Share-based expense	–	–	–	–	15,683	–	–	–	15,683
Net loss	–	–	–	–	–	(688,703)	–	–	(688,703)
Balance as of June 30, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,260,682	$(198,786,315)	$253,734	$(5,281,180)	$4,450,270

SIX MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,225,748	$(197,194,471)	$253,734	$(5,281,180)	$6,007,180
Share-based expense	–	–	–	–	34,934	–	–	–	34,934
Net loss	–	–	–	–	–	(1,591,844)	–	–	(1,591,844)
Balance as of June 30, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,260,682	$(198,786,315)	$253,734	$(5,281,180)	$4,450,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of April 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,131,009	$(194,429,309)	$253,734	$(5,281,180)	$8,677,602
Issuance of common stock in connection with restricted stock	–	–	417	–	–	–	–	–	–
Share-based expense	–	–	–	–	42,096	–	–	–	42,096
Net loss	–	–	–	–	–	(1,273,970)	–	–	(1,273,970)
Balance as of June 30, 2024	1,804,394	$1,804	1,543,802	$1,544	$208,173,105	$(195,703,279)	$253,734	$(5,281,180)	$7,445,728

SIX MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641
Issuance of common stock in connection with restricted stock	–	–	417	–	–	–	–	–	–
Share-based expense	–	–	–	–	119,170	–	–	–	119,170
Net loss	–	–	–	–	–	(2,469,083)	–	–	(2,469,083)
Balance as of June 30, 2024	1,804,394	$1,804	1,543,802	$1,544	$208,173,105	$(195,703,279)	$253,734	$(5,281,180)	$7,445,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,591,844)	$(2,469,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	34,934	119,170
Changes in operating assets and liabilities:
Prepaid expenses and other	(151,900)	(112,553)
Other assets	313,921	–
Accounts payable, accrued expenses and other liabilities	9,167	778,017
Net cash used in operating activities	(1,385,722)	(1,684,449)

Net change in cash	(1,385,722)	(1,684,449)
Cash at beginning of period	6,165,568	8,983,046

Cash at end of period	$4,779,846	$7,298,597

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

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

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various United States (“U.S.”) federal trademark registrations and applications along with unregistered trademarks and service marks, including but not limited to XCART™, OncoHist™, PolyXen®, ErepoXen™, and ImuXen™, which may be used throughout this Quarterly Report. All other company and product names may be trademarks of the respective companies with which they are associated.

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

3.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025, and amended on April 29, 2025 and May 13, 2025.

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

Segment Information

The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the condensed consolidated net loss for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,
	2025	2024
Revenue	$589,897	$726,404
Program expenses(1)	645,021	474,850
Non-program expenses(2)	486,895	533,307
Salaries and wages	166,710	1,013,547
Other segment items(3)	(20,026)	(21,330)
Net loss	$(688,703)	$(1,273,970)

	Six Months Ended June 30,
	2025	2024
Revenue	$1,183,158	$1,237,221
Program expenses(1)	1,520,819	1,220,522
Non-program expenses(2)	909,410	981,453
Salaries and wages	384,816	1,521,886
Other segment items(3)	(40,043)	(17,557)
Net loss	$(1,591,844)	$(2,469,083)

(1)	Includes external research and development.
(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.
(3)	Includes stock-based compensation expense, interest income and other income (expense).

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

Basic and diluted net loss per share are the same in each respective three or six month period due to the Company’s net loss position in each period. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.6 million and $1.2 million were recorded as revenue by the Company during the three and six months ended June 30, 2025, respectively, and approximately $0.7 million and $1.2 million were recorded as revenue by the Company during the three and six months ended June 30, 2024, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. The Company has paid Catalent approximately $2.7 million through June 30, 2025, of which approximately $0.3 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of June 30, 2025 , and approximately $0.2 million has been recognized as a liability and is included in accounts payable and accrued expenses and other current liabilities as of June 30, 2025. As of December 31, 2024, approximately $28,000 was recognized as an advance payment and is included in prepaid expenses and other current assets and approximately $0.1 million had been recognized as a liability and is included in accrued expenses and other current liabilities. In addition, approximately $0.3 million was recognized within other assets as of December 31, 2024.

Scripps Research Institute (“Scripps Research”)

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (the “Agreement”), pursuant to which the Company had agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of the Company’s DNase technology. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement. During the second quarter of 2024, the Company amended the Agreement to extend the term to October 31, 2024 with no additional funding required.

On November 1, 2024, the Company and Scripps Research entered into a Second Amendment to the Agreement (the “Second Amendment”) extending the term of the Agreement for an additional twelve (12) month period and to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.4 million to fund continuing research. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $65,000 on the date of the Second Amendment and subsequent monthly payments of approximately $65,000 over a 5-month period. All other terms of the Agreement remain unchanged.

Effective May 1, 2025, the Company and Scripps Research entered into a Third Amendment to the Agreement (the “Third Amendment”), pursuant to which the Company amended the Agreement in order to expand the services to be performed under the Agreement and to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.4 million to fund continuing research. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $70,000 on the date of the Third Amendment and subsequent monthly payments of approximately $70,000 over a 5-month period. All other terms of the Agreement remain unchanged.

The Company has paid Scripps Research approximately $1.4 million under the Agreement through June 30, 2025, of which approximately $0.1 million was accrued as of June 30, 2025. As of December 31, 2024, approximately $0.4 million was recognized as an advance payment and was included in prepaid expenses and other current assets. There were no advance payments as of June 30, 2025.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. Pursuant to the UVA agreement, as amended, UVA will build on the preclinical and translational data produced to date and continue to investigate combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company paid UVA approximately $0.4 million under the UVA Agreement through June 30, 2025, of which $0.1 million had been recognized as an advance payment and was included within prepaid expenses and other current assets as of December 31, 2024. There were no advance payments as of June 30, 2025.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2025. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and six months ended June 30, 2025 and 2024, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

6.	Stockholders’ Equity

Warrants

The Company had warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of December 31, 2024. The Series A Warrants were immediately exercisable at a price of $33.00 per share of common stock. No Series A Warrants were exercised or forfeited during the three and six months ended June 30, 2025 and 2024. These warrants expired in February 2025 and, as a result, no Series A Warrants were outstanding as of June 30, 2025.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both June 30, 2025 and December 31, 2024. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three and six months ended June 30, 2025 and 2024.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock units (“RSUs”) was approximately $16,000 and $42,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $35,000 and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$–	$(3,804)	$–	$11,433
General and administrative expenses	15,683	45,900	34,934	107,737
	$15,683	$42,096	$34,934	$119,170

Employee Stock Options and RSU’s

No stock option awards to purchase shares of common stock were granted during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, 20,000 stock options to purchase shares of common stock were granted by the Company. No RSUs were granted during each of the three and six months ended June 30, 2025 and 2024. The Company recognized a total of approximately $16,000 and $42,000 of share-based expense related to employee stock options during the three months ended June 30, 2025 and 2024, respectively, and approximately $35,000 and $0.1 million during the six months ended June 30, 2025 and 2024, respectively. No employee stock options or RSUs were exercised during the three and six months ended June 30, 2025. The Company issued 417 shares of common stock during the three and six months ended June 30, 2024 related to RSUs representing all RSUs outstanding. No employee stock options were exercised during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025, options to purchase 64,062 shares and 89,878 shares of common stock expired. During the three and six months ended June 30, 2024, stock options to purchase 11,667 shares of common stock were forfeited.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during each of the three and six months ended June 30, 2025 and 2024. No non-employee stock option grants expired during each of the three and six months ended June 30, 2025 and 2024. The Company did not recognize any expense related to non-employee stock options during each of the three and six months ended June 30, 2025 and 2024.

8.	Income Taxes

During each of the three and six months ended June 30, 2025 and 2024, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $41.6 million and $41.1 million as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the Company did not record any unrecognized tax positions.

9.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with PeriNess Ltd. (“PeriNess”), Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025, as amended on April 29, 2025 and May 13, 2025. The Company paid PeriNess approximately $55,000 during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, approximately $50,000 was recorded as an advanced payment and included in Prepaid expenses and other. In addition, approximately $22,000 and $8,000 was reflected in accounts payable as of June 30, 2025 and December 31, 2024, respectively. No amounts were incurred in connection with agreements with Serum Institute and Pharmsynthez during the six months ended June 30, 2025 and 2024.

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board of Directors, to provide consulting services to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company paid Dr. Genkin approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2025, of which approximately $30,000 was reflected within accounts payable as of June 30, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board of Directors.

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

These forward-looking statements include, but are not limited to, statements concerning: anticipated effects of geopolitical events, including the conflicts in Ukraine and the Middle East and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; the uncertainty surrounding government actions, as well as any changes to existing or newly proposed legislation that may affect the healthcare regulatory space; our expectations regarding the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of royalty and other future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to advance innovative immune-oncology technologies addressing difficult to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) technology, such as regarding the DNase technology being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”); our expectations to focus our efforts and resources on advancing the DNase technology into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors; and our expectations regarding our PolyXen® platform and any partnerships with respect thereto.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the six months ended June 30, 2025, was on the advancement of our DNase technology.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2025 and 2024

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2025 to the fiscal quarter ended June 30, 2024 is as follows:

Description	Quarter Ended June 30, 2025	Quarter Ended June 30, 2024	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$589,897	$726,404	$(136,507)	(18.8)
Operating costs and expenses:
Research and development	(656,557)	(933,771)	(277,214)	(29.7)
General and administrative	(657,752)	(1,130,029)	(472,277)	(41.8)
Total operating costs and expenses	(1,314,309)	(2,063,800)	(749,491)	(36.3)
Loss from operations	(724,412)	(1,337,396)	(612,984)	(45.8)
Other income (expense):
Other income (expense)	1,477	(21)	1,498	7,133.3
Interest income, net	34,232	63,447	(29,215)	(46.0)

Net loss	$(688,703)	$(1,273,970)	$(585,267)	(45.9)

Revenue

Revenue for the three months ended June 30, 2025 decreased by approximately $0.1 million, or 18.8%, to approximately $0.6 million from approximately $0.7 million for the three months ended June 30, 2024. This decrease represented a decrease in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) as compared to the same period in 2024 due to the timing of rebates.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended June 30, 2025 decreased by approximately $277,000, or 29.7%, to approximately $0.7 million from $0.9 million in the comparable quarter in 2024. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended June 30, 2025 and 2024:

	Quarter Ended,
Category of Expense	June 30, 2025	June 30, 2024
Outside services and contract research organizations	$645,021	$474,850
Personnel costs	–	415,807
Share-based expense	–	(3,804)
Other	11,536	46,918
Total research and development expense	$656,557	$933,771

The decrease in personnel costs during the second quarter of 2025 was related to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer. The increase in outside services and contract research organizations expense was primarily due to increased consulting costs and spending in connection with the commencement of exploratory studies during the three months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 decreased by approximately $472.000, or 41.8%, to approximately $0.7 million from approximately $1.1 million in the comparable quarter in 2024. The decrease was primarily due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer.

Other Income (Expense)

Other income was $1,477 for the three months ended June 30, 2025 compared to approximately $21 of other expense for the comparable quarter in 2024. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the three months ended June 30, 2025 as compared to the same period in 2024.

Interest Income, net

Interest income, net decreased to approximately $34,000 during the three months ended June 30, 2025 as compared to approximately $63,000 for the same period in the prior year. This decrease is primarily due to lower average invested funds during the three months ended June 30, 2025 as compared to the same period in 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

The comparison of our historical results of operations for the six months ended June 30, 2025 to the six months ended June 30, 2024 is as follows:

Description	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$1,183,158	$1,237,221	$(54,063)	(4.4)
Operating costs and expenses:
Research and development	(1,535,586)	(1,878,092)	(342,506)	(18.2)
General and administrative	(1,314,393)	(1,964,939)	(650,546)	(33.1)
Total operating costs and expenses	(2,849,979)	(3,843,031)	(993,052)	(25.8)
Loss from operations	(1,666,821)	(2,605,810)	(938,989)	(36.0)
Other income (expense):
Other income	1,555	31	1,524	4,916.1
Interest income, net	73,422	136,696	(63,274)	(46.3)

Net loss	$(1,591,844)	$(2,469,083)	$(877,239)	(35.5)

Revenue

Revenue for the six months ended June 30, 2025 decreased by approximately $54,000, or 4.4%, to approximately $1.2 million from approximately $1.2 million for the six months ended June 30, 2024. This decrease represented a decrease in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2024 due to the timing of rebates.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2025 decreased by approximately $343,000, or 18.2%, to approximately $1.5 million from approximately $1.9 million in the comparable period in 2024. The table below sets forth the R&D costs incurred by the Company by category of expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended,
Category of Expense	June 30, 2025	June 30, 2024
Outside services and contract research organizations	$1,520,819	$1,220,522
Personnel costs	–	561,612
Share-based expense	–	11,433
Other	14,767	84,525
Total research and development expense	$1,535,586	$1,878,092

The decrease in personnel costs and share-based expense during the six months ended June 30, 2025 was related to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer. The increase in outside services and contract research organizations expense was primarily due to increased consulting costs and spending in connection with the commencement of exploratory studies during the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 decreased by approximately $0.7 million, or 33.1%, to approximately $1.3 million from approximately $2.0 million in the comparable period in 2024. The decrease was primarily due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer.

Other Income

Other income was $1,555 for the six months ended June 30, 2025 compared to approximately $31 for the comparable period in 2024. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the six months ended June 30, 2025 as compared to the same period in 2024.

Interest Income

Interest income, net decreased to approximately $73,000 during the six months ended June 30, 2025 as compared to approximately $137,000 for the same period in the prior year. This decrease is primarily due to lower average invested funds during the six months ended June 30, 2025 as compared to the same period in 2024.

Liquidity and Capital Resources

We incurred a net loss of approximately $1.6 million for the six months ended June 30, 2025. We had an accumulated deficit of approximately $198.8 million at June 30, 2025, as compared to an accumulated deficit of approximately $197.2 million at December 31, 2024. Working capital was approximately $4.5 million at June 30, 2025, and approximately $5.7 million at December 31, 2024. During the six months ended June 30, 2024, our working capital decreased by approximately $1.2 million primarily due to our net loss for the six months ended June 30, 2025.

Our principal source of liquidity consists of cash. At June 30, 2025, we had approximately $4.8 million in cash and approximately $0.9 million in current liabilities. At December 31, 2024, we had approximately $6.2 million in cash and $0.9 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. However, we anticipate we will need additional capital in the long-term to pursue our business initiatives. While we believe we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq Stock Market, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2025 totaled approximately $1.4 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. The decrease in other assets was due to the reclassification of long-term assets to prepaid expenses and other current assets as of June 30, 2025. Cash flows used in operating activities for the six months ended June 30, 2024 totaled approximately $1.7 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense during the period.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2025 and 2024.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the six months ended June 30, 2025 and 2024.

Contractual Obligations and Commitments

As of June 30, 2025, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended on April 29, 2025 and May 13, 2025.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended on April 29, 2025 and May 13, 2025, for a discussion of recent accounting standards.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes may differ materially from our estimates, judgments and assumptions. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended on April 29, 2025 and May 13, 2025.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025, as amended on April 29, 2025 and May 13, 2025.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION

10.1*	Third Amendment to Research Funding and Option Agreement, dated May 1, 2025, between Xenetic Biosciences, Inc. and the Scripps Research Institute.
31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

August 12, 2025	By:	/S/ JAMES PARSLOW
James Parslow Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

