Form 10-Q
period 2025-09-30
Xenetic Biosciences, Inc.
filed 2025-11-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, the number of outstanding shares of the registrant’s common stock was 2,291,056.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash	$4,121,599	$6,165,568
Prepaid expenses and other	946,361	421,954
Total current assets	5,067,960	6,587,522

Other assets	–	313,921
Total assets	$5,067,960	$6,901,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$578,250	$283,615
Accrued expenses and other current liabilities	533,525	610,648
Total current liabilities	1,111,775	894,263

Total liabilities	1,111,775	894,263

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,804,394 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1,804	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,544,840 shares issued as of September 30, 2025 and December 31, 2024; 1,542,139 shares outstanding as of September 30, 2025 and December 31, 2024	1,545	1,545
Additional paid in capital	208,276,537	208,225,748
Accumulated deficit	(199,296,255)	(197,194,471)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	3,956,185	6,007,180
Total liabilities and stockholders' equity	$5,067,960	$6,901,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Revenue:
Royalty revenue	$1,026,957	$614,243	$2,210,115	$1,851,464
Total revenue	1,026,957	614,243	2,210,115	1,851,464

Operating costs and expenses:
Research and development	(756,482)	(367,985)	(2,292,068)	(2,246,077)
General and administrative	(815,209)	(745,731)	(2,129,602)	(2,710,670)
Total operating costs and expenses	(1,571,691)	(1,113,716)	(4,421,670)	(4,956,747)
Loss from operations	(544,734)	(499,473)	(2,211,555)	(3,105,283)

Other income:
Other income	4,011	1,504	5,566	1,535
Interest income, net	30,783	61,298	104,205	197,994
Total other income	34,794	62,802	109,771	199,529

Net loss	$(509,940)	$(436,671)	$(2,101,784)	$(2,905,754)

Basic and diluted net loss per share	$(0.33)	$(0.28)	$(1.36)	$(1.89)

Weighted-average shares of common stock outstanding, basic and diluted	1,542,139	1,541,722	1,542,139	1,541,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2025

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of July 1, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,260,682	$(198,786,315)	$253,734	$(5,281,180)	$4,450,270
Share-based expense	–	–	–	–	15,855	–	–	–	15,855
Net loss	–	–	–	–	–	(509,940)	–	–	(509,940)
Balance as of September 30, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,276,537	$(199,296,255)	$253,734	$(5,281,180)	$3,956,185

NINE MONTHS ENDED SEPTEMBER 30, 2025

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,225,748	$(197,194,471)	$253,734	$(5,281,180)	$6,007,180
Share-based expense	–	–	–	–	50,789	–	–	–	50,789
Net loss	–	–	–	–	–	(2,101,784)	–	–	(2,101,784)
Balance as of September 30, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,276,537	$(199,296,255)	$253,734	$(5,281,180)	$3,956,185

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,101,784)	$(2,905,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	50,789	146,706
Changes in operating assets and liabilities:
Prepaid expenses and other	(524,407)	415,740
Other assets	313,921	–
Accounts payable, accrued expenses and other liabilities	217,512	199,822
Net cash used in operating activities	(2,043,969)	(2,143,486)

Net change in cash	(2,043,969)	(2,143,486)
Cash at beginning of period	6,165,568	8,983,046

Cash at end of period	$4,121,599	$6,839,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

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

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. In addition, subsequent to quarter end, the Company raised approximately $3.9 million in an underwritten offering of common stock as more fully described in Note 10 to the condensed consolidated interim financial statements. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes it will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Recent Developments

The Company and its board of directors (the “Board”) have initiated a formal strategic review process with the assistance of outside financial and legal advisors. The Company is considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”. An independent committee of the Board has engaged in preliminary discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on the Company’s stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of the Company’s outstanding common stock following consummation of the potential transaction. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if the Company does enter into definitive agreements with respect to a potential transaction, the Company expects that consummation of the potential transaction would be subject to a number of conditions, including approval by the Company’s stockholders and Nasdaq, and other customary conditions, which would be out of the Company’s control and may never be satisfied. The Company remains committed to advancing its DNase technology and does not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

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

Segment Information

The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the condensed consolidated net loss for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,
	2025	2024
Revenue	$1,026,957	$614,243
Program expenses(1)	751,179	360,549
Non-program expenses(2)	622,979	545,255
Salaries and wages	181,678	180,376
Other segment items(3)	(18,939)	(35,266)
Net loss	$(509,940)	$(436,671)

	Nine Months Ended September 30,
	2025	2024
Revenue	$2,210,115	$1,851,464
Program expenses(1)	2,271,998	1,581,070
Non-program expenses(2)	1,532,389	1,526,708
Salaries and wages	566,494	1,702,263
Other segment items(3)	(58,982)	(52,823)
Net loss	$(2,101,784)	$(2,905,754)

(1)	Includes external research and development.
(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.
(3)	Includes stock-based compensation expense, interest income and other income.

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

Basic and diluted net loss per share are the same in each respective three or nine month period due to the Company’s net loss position in each period. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $1.0 million and $2.2 million were recorded as revenue by the Company during the three and nine months ended September 30, 2025, respectively, and approximately $0.6 million and $1.9 million were recorded as revenue by the Company during the three and nine months ended September 30, 2024, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform current Good Manufacturing Principles (“cGMP”) of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. The Company has paid Catalent approximately $2.8 million through September 30, 2025, of which approximately $0.3 million has been recognized as an advance payment and is included in prepaid expenses and other current assets as of September 30, 2025, and approximately $140,000 has been recognized as a liability including approximately $70,000 in accounts payable and approximately $70,000 in accrued expenses and other current liabilities as of September 30, 2025. As of December 31, 2024, approximately $28,000 was recognized as an advance payment and is included in prepaid expenses and other current assets and approximately $0.1 million had been recognized as a liability and is included in accrued expenses and other current liabilities. In addition, approximately $0.3 million was recognized within other assets as of December 31, 2024.

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

On November 1, 2024, the Company and Scripps Research entered into a Second Amendment to the Agreement (the “Second Amendment”) extending the term of the Agreement for an additional twelve (12) month period and to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.4 million to fund continuing research. The research funding was payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provided for an initial payment of approximately $65,000 on the date of the Second Amendment and subsequent monthly payments of approximately $65,000 over a 5-month period. All other terms of the Agreement remained unchanged.

Effective May 1, 2025, the Company and Scripps Research entered into a Third Amendment to the Agreement (the “Third Amendment”), pursuant to which the Company expanded the services to be performed under the Agreement and provided Scripps Research additional funding in an aggregate amount of up to approximately $0.4 million to fund continuing research. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $70,000 on the date of the Third Amendment and subsequent monthly payments of approximately $70,000 over a 5-month period. All other terms of the Agreement remain unchanged.

Subsequent to quarter end, the Company and Scripps Research entered into a Fourth Amendment to the Agreement (the “Fourth Amendment”), pursuant to which the Company extended and expanded the services to be performed under the Agreement and to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.3 million. Effective November 1, 2025, the research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $85,000 on the effective date of the Fourth Amendment and subsequent monthly payments of approximately $85,000 over a 3-month period. All other terms of the Agreement remain unchanged.

The Company has incurred approximately $1.7 million under the Agreement through September 30, 2025, of which approximately $0.1 million was included in accounts payable. At December 31, 2024, approximately $0.4 million was recognized as an advance payment and was included in prepaid expenses and other current assets. There were no advance payments as of September 30, 2025. In addition, approximately $0.1 million was accrued and reflected in accrued expenses and other current liabilities as of September 30, 2025. There were no amounts accrued as of December 31, 2024.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, oversees the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. Pursuant to the UVA agreement, as amended, UVA will build on the preclinical and translational data produced to date and continue to investigate combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company paid UVA approximately $0.5 million under the UVA Agreement through September 30, 2025, of which approximately $30,000 and $0.1 million had been recognized as an advance payment and was included within prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024, respectively.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2025. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and nine months ended September 30, 2025 and 2024, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

6.	Stockholders’ Equity

Warrants

The Company had warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of December 31, 2024. These warrants expired in February 2025 and, as a result, no Series A Warrants were outstanding as of September 30, 2025. The Series A Warrants were immediately exercisable at a price of $33.00 per share of common stock. No Series A Warrants were exercised or forfeited during the three and nine months ended September 30, 2025 and 2024.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both September 30, 2025 and December 31, 2024. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three and nine months ended September 30, 2024.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock units (“RSUs”) was approximately $16,000 and $28,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $0.1 million for both the nine months ended September 30, 2025 and 2024.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$–	$–	$–	$11,433
General and administrative expenses	15,855	27,536	50,789	135,273
	$15,855	$27,536	$50,789	$146,706

Employee Stock Options and RSUs

No stock option awards to purchase shares of common stock were granted during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, 20,000 stock options to purchase shares of common stock were granted by the Company. No stock options to purchase shares of common stock were granted during the three months ended September 30, 2024. No RSUs were granted during each of the three and nine months ended September 30, 2025 and 2024. The Company recognized a total of approximately $16,000 and $28,000 of share-based expense related to employee stock options during the three months ended September 30, 2025 and 2024, respectively, and approximately $0.1 million during both the nine months ended September 30, 2025 and 2024. No employee stock options or RSUs were exercised during the three and nine months ended September 30, 2025. The Company issued 417 shares of common stock during the nine months ended September 30, 2024 related to RSUs representing all RSUs outstanding. No employee stock options were exercised during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, options to purchase 1,585 shares and 91,463 shares of common stock expired. During each of the three and nine months ended September 30, 2024 stock options to purchase 20,847 shares of common stock were cancelled and, during the nine months ended September 30, 2024, stock options to purchase 11,667 shares of common stock were forfeited.

Non-Employee Stock Options

There were no non-employee stock options granted or exercised during each of the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025, options to purchase 253 shares of common stock expired. As of September 30, 2025 no non-employee stock options were outstanding. No non-employee stock option grants expired during each of the three and nine months ended September 30, 2025 and 2024. The Company did not recognize any expense related to non-employee stock options during each of the three and nine months ended September 30, 2025 and 2024.

8.	Income Taxes

During each of the three and nine months ended September 30, 2025 and 2024, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $41.7 million and $41.1 million as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the Company did not record any unrecognized tax positions.

9.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Peri-Ness Ltd. (“Peri-Ness”), Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 18, 2025, as amended on April 29, 2025 and May 13, 2025. The Company paid Peri-Ness approximately $83,000 during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, approximately $50,000 was recorded as an advanced payment and included in prepaid expenses and other. In addition, approximately $9,000 and $8,000 was reflected in accounts payable as of September 30, 2025 and December 31, 2024, respectively. No amounts were incurred in connection with agreements with Serum Institute and Pharmsynthez during the nine months ended September 30, 2025 and 2024.

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board, to provide consulting services related to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company paid Dr. Genkin approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2025, of which approximately $30,000 was reflected within accounts payable as of September 30, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board.

10.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as described in Note 4 and below.

Underwritten Offering

On October 10, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC as representative of the underwriters named therein, relating to an underwritten public offering (the “Offering”) of 735,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $6.12 per share. The Company estimates that the net proceeds from the Offering will be approximately $3.9 million after deducting underwriting discounts and commissions and other estimated offering expenses to be paid by the Company.

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

Some factors that could cause actual results to differ materially include without limitation:

•	risks and uncertainties as to the outcome and timing of the strategic review process being conducted by the Company’s board of directors (the “Board”) and a special independent committee thereof, including the possibility that the Board may decide not to undertake a strategic alternative following the evaluation process; the Company’s inability to consummate any proposed strategic alternative resulting from the review due to, among other things, market, regulatory and other factors; the potential for disruption to our business resulting from the review process; and potential adverse effects on the Company’s stock price from the announcement, suspension or consummation of the evaluation process and the results thereof, as well as risks and uncertainties related to the potential impacts of consummation of a strategic transaction on the Company’s current business operations, anticipated business strategy and product development plans;
•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase technology;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”);
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;

•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	costs, diversion and other adverse effects of the actions of activist shareholders;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the conflicts in Ukraine and the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the nine months ended September 30, 2025, was on the advancement of our DNase technology.

Recent Developments

We and our Board have initiated a formal strategic review process with the assistance of outside financial and legal advisors. We are considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”. An independent committee of the Board has engaged in preliminary discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on our stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of our outstanding common stock following consummation of the potential transaction. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if we do enter into definitive agreements with respect to a potential transaction, we expect that consummation of the potential transaction would be subject to a number of conditions, including approval by our stockholders and Nasdaq, and other customary conditions, which would be out of our control and may never be satisfied. We remain committed to advancing our DNase technology and do not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2025 and 2024

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2025 to the fiscal quarter ended September 30, 2024 is as follows:

Description	Quarter Ended September 30, 2025	Quarter Ended September 30, 2024	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$1,026,957	$614,243	$412,714	67.2
Operating costs and expenses:
Research and development	(756,482)	(367,985)	388,497	105.6
General and administrative	(815,209)	(745,731)	69,478	9.3
Total operating costs and expenses	(1,571,691)	(1,113,716)	457,975	41.1
Loss from operations	(544,734)	(499,473)	45,261	9.1
Other income:
Other income	4,011	1,504	2,507	166.7
Interest income, net	30,783	61,298	(30,515)	(49.8)

Net loss	$(509,940)	$(436,671)	$73,269	16.8

Revenue

Revenue for the three months ended September 30, 2025 increased by approximately $0.4 million, or 67.2%, to approximately $1.0 million from approximately $0.6 million for the three months ended September 30, 2024. This increase represented an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. (“Takeda”) as compared to the same period in 2024 primarily due to royalties recognized from certain countries during the third quarter of 2025 compared to the same period in 2024.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended September 30, 2025 increased by approximately $0.4 million, or 105.6%, to approximately $0.8 million from $0.4 million in the comparable quarter in 2024. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended September 30, 2025 and 2024:

	Quarter Ended,
Category of Expense	September 30, 2025	September 30, 2024
Outside services and contract research organizations	$751,179	$360,549
Other	5,303	7,436
Total research and development expense	$756,482	$367,985

The increase in outside services and contract research organizations expense was primarily due to increased manufacturing development efforts and pre-clinical research as well as increased consulting costs during the three months ended September 30, 2025 compared to the same period as last year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 increased by approximately $0.1 million, or 9.3%, to approximately $0.8 million from approximately $0.7 million in the comparable quarter in 2024. The increase was primarily due to increased legal costs in connection with our strategic review process.

Other Income

Other income was approximately $4,000 for the three months ended September 30, 2025 compared to approximately $1,500 of other income for the comparable quarter in 2024. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the three months ended September 30, 2025 as compared to the same period in 2024.

Interest Income, net

Interest income, net decreased to approximately $31,000 during the three months ended September 30, 2025 as compared to approximately $61,000 for the same period in the prior year. This decrease is primarily due to lower average invested funds during the three months ended September 30, 2025 as compared to the same period in 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024

The comparison of our historical results of operations for the nine months ended September 30, 2025 to the nine months ended September 30, 2024 is as follows:

Description	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$2,210,115	$1,851,464	$358,651	19.4
Operating costs and expenses:
Research and development	(2,292,068)	(2,246,077)	45,991	2.0
General and administrative	(2,129,602)	(2,710,670)	(581,068)	(21.4)
Total operating costs and expenses	(4,421,670)	(4,956,747)	(535,077)	(10.8)
Loss from operations	(2,211,555)	(3,105,283)	(893,728)	(28.8)
Other income:
Other income	5,566	1,535	4,031	262.6
Interest income, net	104,205	197,994	(93,789)	(47.4)

Net loss	$(2,101,784)	$(2,905,754)	$(803,970)	(27.7)

Revenue

Revenue for the nine months ended September 30, 2025 increased by approximately $0.4 million, or 19.4%, to approximately $2.2 million from approximately $1.9 million for the nine months ended September 30, 2024. This increase represented an increase in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2024 primarily due to royalties recognized from certain countries during the nine months ended September 30, 2025 compared to the same period in 2024.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2025 increased by approximately $46,000, or 2.0%, to approximately $2.3 million from approximately $2.2 million in the comparable period in 2024. The table below sets forth the R&D costs incurred by the Company by category of expense for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended,
Category of Expense	September 30, 2025	September 30, 2024
Outside services and contract research organizations	$2,271,998	$1,581,070
Personnel costs	–	561,612
Share-based expense	–	11,433
Other	20,070	91,962
Total research and development expense	$2,292,068	$2,246,077

The increase in outside services and contract research organizations expense was primarily due to increased consulting and manufacturing development efforts as well as costs incurred in connection with the commencement of exploratory studies during the nine months ended September 30, 2025. The decrease in personnel costs and share-based expense during the nine months ended September 30, 2025 was related to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 decreased by approximately $0.6 million, or 21.4%, to approximately $2.1 million from approximately $2.7 million in the comparable period in 2024. The decrease was primarily due to certain severance and benefits expensed in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer. This decrease was partially offset by an increase in legal costs.

Other Income

Other income was approximately $5,600 for the nine months ended September 30, 2025 compared to approximately $1,500 for the comparable period in 2024. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the nine months ended September 30, 2025 as compared to the same period in 2024.

Interest Income

Interest income, net decreased to approximately $104,000 during the nine months ended September 30, 2025 as compared to approximately $198,000 for the same period in the prior year. This decrease is primarily due to lower average invested funds during the nine months ended September 30, 2025 as compared to the same period in 2024.

Liquidity and Capital Resources

We incurred a net loss of approximately $2.1 million for the nine months ended September 30, 2025. We had an accumulated deficit of approximately $199.3 million at September 30, 2025, as compared to an accumulated deficit of approximately $197.2 million at December 31, 2024. Working capital was approximately $4.0 million at September 30, 2025, and approximately $5.7 million at December 31, 2024. During the nine months ended September 30, 2025, our working capital decreased by approximately $1.7 million primarily due to our net loss for the nine months ended September 30, 2025.

Our principal source of liquidity consists of cash. At September 30, 2025, we had approximately $4.1 million in cash and approximately $1.1 million in current liabilities. At December 31, 2024, we had approximately $6.2 million in cash and $0.9 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. In addition, subsequent to quarter end, we raised approximately $3.9 million in an underwritten offering of common stock. However, we anticipate we will need additional capital in the long-term to pursue our business initiatives. While we believe we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our clinical development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on the Nasdaq, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2025 totaled approximately $2.0 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. The decrease in other assets was due to the reclassification of long-term assets to prepaid expenses and other current assets as of September 30, 2025. In addition to the increase of $0.3 million due to the reclassification from other assets, prepaid expenses and other increased approximately $0.2 million and current liabilities increased approximately $0.2 million during the period. Cash flows used in operating activities for the nine months ended September 30, 2024 totaled approximately $2.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense during the period. In addition, prepaid expenses and other decreased approximately $0.4 million and current liabilities increased approximately $0.2 million during the period.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2025 and 2024.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the nine months ended September 30, 2025 and 2024.

Contractual Obligations and Commitments

As of September 30, 2025, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended on April 29, 2025 and May 13, 2025.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 12, 2025	By:	/S/ JAMES PARSLOW
James Parslow Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

