Form 10-K
period 2025-12-31
Xenetic Biosciences, Inc.
filed 2026-03-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2025

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File Number: 001-37937

XENETIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-2952962 (IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completely second fiscal quarter, based upon the closing price of the registrant’s common stock on the Nasdaq Capital Market on that date of $3.92, was approximately $5,110,488. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 6, 2026, the number of outstanding shares of the registrant’s common stock was 2,291,056.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders, information statement or an amendment to this Annual Report on Form 10-K. The registrant intends to file a definitive proxy statement, information statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended December 31, 2025.

XENETIC BIOSCIENCES, INC.

2025 ANNUAL REPORT ON FORM 10-K

TABLE CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, future revenues, projected costs, and prospects are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning: anticipated effects of geopolitical events, including the conflicts in the Ukraine and the Middle East and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; the uncertainty surrounding government actions, as well as any changes to existing or newly proposed legislation that may affect the healthcare regulatory space; our expectations regarding the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of royalty and other future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to advance innovative immune-oncology technologies addressing difficult to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) technology, such as regarding the DNase technology being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”); our expectations to focus our efforts and resources on advancing the DNase technology into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors; our expectations regarding our PolyXen® platform and any partnerships with respect thereto; and all statements under the heading “Opportunity to Address Multiple Oncology Indications” in Item 1 of Part I to this Form 10-K.

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

Some factors that could cause actual results to differ materially include without limitation:

•	risks and uncertainties as to the outcome and timing of the strategic review process being conducted by the Company’s board of directors (the “Board”) and a special independent committee thereof, and risks related thereto;
•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase technology;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”);
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;
•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;

ii

•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	costs, diversion and other adverse effects of the actions of activist shareholders;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the conflicts in Ukraine and the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

Summary Risk Factors

Our business is subject to numerous risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K. Some of the principal risks relating to our business include:

•	The outcome and timing of the strategic review process being conducted by the Company’s Board and a special independent committee thereof, including the possibility that the Board may decide not to undertake a strategic alternative following the evaluation process; the Company’s inability to consummate any proposed strategic alternative resulting from the review due to, among other things, market, regulatory and other factors; the potential for disruption to our business resulting from the review process; and potential adverse effects on the Company’s stock price from the announcement, suspension or consummation of the evaluation process and the results thereof, as well as risks and uncertainties related to the potential impacts of consummation of a strategic transaction on the Company’s current business operations, anticipated business strategy and product development plans.
•	We have never been profitable and may never achieve or sustain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.
•	We will require substantial additional funding to achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit or terminate our product development efforts, other operations or commercialization efforts.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.
•	We may not continue to meet the continued listing requirements of the Nasdaq, which could result in a delisting of our common shares.
•	Our business is substantially dependent on the success of the DNase technology.
•	We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.
•	We are an early-stage company in the business of developing pharmaceutical products including drug candidates and technologies. Given the uncertainty of such development, our business operations may never fully materialize and create value for investors.
•	If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.
•	We expect to rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.
•	Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.
•	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our pharmaceutical products.
•	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future drug candidates on a timely basis, if at all.
•	If we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a drug candidate, or the approval may be for a more narrow indication than we expect.
•	If we obtain regulatory approval for a drug candidate, our drug candidate will remain subject to regulatory scrutiny.
•	The commercial success of any current or future pharmaceutical products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
•	The commercial potential of a pharmaceutical candidate in development is difficult to predict. If the market size for a new drug candidate or technology is significantly smaller than we anticipate, it could significantly and negatively impact our revenue, results of operations and financial condition.
•	Failure to obtain or maintain adequate coverage and reimbursement for our drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
•	We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.
•	We may not be successful in our efforts to identify or discover additional pharmaceutical products.

iv

•	The market opportunities for our drug candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
•	We have no manufacturing, sales, marketing or distribution capabilities, and we may have to invest a significant amount of resources to develop these capabilities.
•	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
•	If we fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.
•	Issued patents covering our drug candidates could be found invalid or unenforceable if challenged in court.
•	If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.
•	If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third-parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
•	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Our inability to protect our confidential information and trade secrets would harm our business and competitive position.
•	Our future success depends on our ability to retain principal members of our executive team, consultants and advisors and to attract, retain and motivate qualified personnel.
•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•	The market price of our securities may be highly volatile, and you may not be able to sell our securities.
•	Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
•	Our preferred stockholders have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could result in the interests of our preferred stockholders differing from those of our common stockholders.

v

PART I

ITEM 1 – BUSINESS

Overview

We are a biopharmaceutical company focused on advancing innovative immuno-oncology technologies addressing difficult to treat cancers. Our proprietary DNase technology is designed to improve outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”), which are involved in cancer growth, metastasis and progression, and contribute to immunotherapy, chemotherapy and radiotherapy resistance.

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

We are focused on advancing the development of our DNase technology toward a first-in-human, multicenter, dose escalation and dose-expansion study of IV rhDNase I in subjects with locally advanced or metastatic solid tumors. Our systemic DNase program is initially targeting multi-billion-dollar indications including pancreatic cancer, including pancreatic ductal adenocarcinoma (“PDAC”), colorectal carcinoma (“CRC”) and other gastrointestinal cancers. These are all cancer indications with significant unmet need, and with opportunities for substantial improvement of the currently available therapeutic options.

PDAC has a low rate of early diagnosis, a high mortality rate and a poor five-year survival prognosis. Symptoms are usually non-specific and as a result, PDAC is often not diagnosed until it reaches an advanced stage. Once the disease has metastasized, or spread to other organs, it becomes especially difficult to treat. Globally, there are over 500,000 new pancreatic cancers annually and according to the American Cancer Society, in 2025, an estimated 67,000 people in the U.S. will be diagnosed with pancreatic cancer, with approximately 52,000 deaths projected from the disease; this translates to a high mortality rate, as the five-year relative survival rate for pancreatic cancer remains around 13%, which constitutes the highest mortality rate among solid tumor malignancies; among those diagnosed with metastatic disease, the overall five-year survival rate is only 3%. Recent developments that have improved the survival in many cancer types have not been effective for pancreatic cancer patients, highlighting the urgent need for the development of newer, more effective therapeutic options. For those few patients that present with earlier stage PDAC, surgical resection followed by chemotherapy is possible, but for the majority of PDAC patients that present at diagnosis with advanced disease, chemotherapy is the only option, and has only very limited benefit. Second-line patients that were diagnosed already with metastatic disease have even fewer therapeutic options. The only approved regimen for second-line patients is Onivyde®, a liposomal irinotecan in combination with 5FU and LV. For these Stage IV at diagnosis patients reaching second-line therapy, median overall survival is only 4.7 months (Macarulla et al, Pancreas 2020).

CRC is the second most common cause of cancer death in the U.S. after lung cancer. CRC is the third most commonly diagnosed cancer in males and the second in females, globally, according to the World Health Organization GLOBOCAN database. According to the American Cancer Society, in 2025, an estimated 154,000 people in the US will be diagnosed with colorectal cancer, with approximately 53,000 deaths expected from the disease; this translates to around 107,000 new colon cancer cases and 47,000 new rectal cancer cases. CRC is in decline in older patients (>65 years) but that is offset by a steady increase in CRC diagnoses and deaths in individuals younger than 55 years of age. Despite continued overall declines, CRC is rapidly shifting to diagnosis at a younger age, at a more advanced stage, and in the left colon/rectum. If CRC is diagnosed at a localized stage, the 5-year survival rate is 91%. However, if the cancer has spread to surrounding tissues or organs and/or the regional lymph nodes, the 5-year relative survival rate is 72%. There are numerous treatment options for earlier stage CRC patients, but as they progress to advanced and metastatic disease (“mCRC”), those options become limited. Approximately 22% of CRC cases have metastasis at presentation, and 19% will develop metastasis after primary tumor removal. Unfortunately, if CRC has spread to distant parts of the body, the 5-year relative survival rate is 13%.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration (“FDA”) nor in any other countries or territories by any applicable agencies. As noted above, we are receiving ongoing royalties pursuant to a license of our PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts in 2025 was on the licensing and advancement of our DNase technology.

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

We intend to pursue orphan and orpha drug designations and accelerated approval pathways for relevant oncology indications as appropriate in both the U.S. and Europe. If our orphan oncology drug candidates are granted orphan drug designation, then we may benefit from certain key advantages of orphan status including certain market exclusivities.

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

Business Developments

Strategic Review Process

While we believe our DNase platform technology holds promise, given we are in early stage development, we have initiated a formal strategic review process with the assistance of outside financial and legal advisors. We are considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”, share exchange or similarly structured transaction. An independent committee of the Board has engaged in preliminary discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on the Company’s stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of the Company’s outstanding common stock following consummation of the potential transaction. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if we do enter into definitive agreements with respect to a potential transaction, we expect that consummation of the potential transaction would be subject to a number of conditions, including approval by our stockholders and Nasdaq, and other customary conditions, which would be out of our control and may never be satisfied. We remain committed to advancing our DNase technology and do not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

PeriNess Ltd (“PeriNess”)

During the fourth quarter of 2024, we entered into a clinical trial services agreement with PeriNess, a privately held Israeli company, to advance our development program for our systemic DNase I oncology program in combination with chemotherapy and immunotherapy platforms for the treatment of pancreatic carcinoma, colorectal cancer and other locally advanced or metastatic solid tumors toward institutional, investigator led exploratory studies in Israel. Under this agreement, PeriNess has announced the dosing of patients in an exploratory study of systemic DNase I in combination with Folfirinox for the first line treatment of unresectable, locally advanced or metastatic pancreatic cancer at Bnei Zion Medical Center. In addition, PeriNess announced that it had entered into a clinical study agreement with the Tel-Aviv Sourasky Medical Center in Israel to support an exploratory study of DNase I in combination with anti-CD 19 CAR T cells in patients with large B cell lymphoma.

Scripps Research Institute (“Scripps Research”)

On March 17, 2023, we entered into a Research Funding and Option Agreement (the “Scripps Agreement”) with Scripps Research, pursuant to which we agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of our DNase technology. Under the Scripps Agreement, we have the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Scripps Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Scripps Agreement) solely for our internal research purposes during the performance of the research program contemplated by the Scripps Agreement. During the second quarter of 2024, the Company amended the Scripps Agreement to extend the term to October 31, 2024 with no additional funding required.

On November 1, 2024, we entered into a Second Amendment to the Scripps Agreement with Scripps Research (the “Second Amendment”) extending the term of the Scripps Agreement for an additional twelve (12) month period and to provide Scripps Research additional funding in an aggregate amount of up to approximately $400,000 to fund continuing research. The research funding is payable by us to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $65,000 on the date of the Amendment and subsequent monthly payments of approximately $65,000 over a 5-month period. All other terms of the Scripps Agreement remain unchanged.

Effective May 1, 2025, we entered into a Third Amendment to the Scripps Agreement with Scripps Research (the “Third Amendment”), pursuant to which we expanded the services to be performed under the Scripps Agreement and provided Scripps Research additional funding in an aggregate amount of up to approximately $0.4 million to fund continuing research. The research funding is payable by us to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $70,000 on the date of the Third Amendment and subsequent monthly payments of approximately $70,000 over a 5-month period. All other terms of the Scripps Agreement remain unchanged.

Effective November 1, 2025, we entered into a Fourth Amendment to the Scripps Agreement with Scripps Research (the “Fourth Amendment”), pursuant to which we extended and expanded the services to be performed under the Scripps Agreement and provided Scripps Research with additional funding in an aggregate amount of up to approximately $0.3 million. The research funding is payable by us to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $85,000 on the effective date of the Fourth Amendment and subsequent monthly payments of approximately $85,000 over a 3-month period. All other terms of the Scripps Agreement remain unchanged.

Effective March 1, 2026, we entered into a Fifth Amendment to the Scripps Agreement with Scripps Research (the “Fifth Amendment”), pursuant to which we extended and expanded the services to be performed under the Scripps Agreement and agreed to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.5 million. The research funding is payable by us to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $80,000 on the effective date of the Fifth Amendment and subsequent monthly payments of approximately $80,000 over a 5-month period. All other terms of the Scripps Agreement remain unchanged.

University of Virginia (“UVA”)

On December 21, 2023, we entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, we have an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, oversees the research conducted under the UVA Agreement. In November 2024, we entered into an amendment to extend the term of the UVA Agreement through December 2025. UVA produced preclinical and translational data under the UVA Agreement and has investigated combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company is currently in discussions with UVA concerning completion of current activities and expansion of the scope of work under the UVA Agreement.

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

The Technologies

During the year ended December 31, 2025, the focus of our internal development efforts was on the advancement of our DNase technology. We have not been actively pursuing development efforts for XCART or PolyXen or any of our other technologies.

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

Program Highlights:

	•	Exclusive license and sublicense agreements with CLS Therapeutics Ltd. (“CLS”) to develop its interventional DNase technology, which is aimed at improving outcomes of existing treatments, including immunotherapies;
	•	Value-driving milestones expected over the next 12 -24 months;
	•	Systemic DNase program initially targeting multi-billion-dollar indications including pancreatic carcinoma and other locally advanced or metastatic solid tumors including CRC;
	•	Collaboration with UVA to advance the development of our systemic DNase program;
	•	Pre-clinical development related to DNase-armored CAR T program has been completed;
	•	Advancing mechanism-of-action and translational studies related to DNase-armored CAR T program;
	•	Ongoing collaboration with Scripps Research to conduct several CAR T in vivo models and enhance the function of CAR T cells within solid tumor microenvironments; and
	•	Exploratory studies in pancreatic cancer and large B cell lymphoma being conducted in Israel medical centers;

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

•	Scripps Research, one of the world’s largest, private non-profit research organizations;

•	The University of Virginia, a non-profit, educational, research and healthcare institution; and

•	PeriNess, a privately held Israeli company focused on the use of DNase I in male infertility.

Accordingly, in addition to pursuing our development of the DNase technology, we also have significant interests in drug candidates being developed by our collaborators to treat other conditions. We may collect some combination of milestone payments and royalties pursuant to these collaborations to the extent that these drugs are successfully developed and marketed. However, other than royalty payments under a sublicense with Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”) and potential royalty payments under our collaboration agreement with PJSC Pharmsynthez (“Pharmsynthez”), we do not anticipate any milestone or royalty payments in the near term, if at all. For further detail, please read the section titled “Significant Collaborations and Strategic Arrangements” below.

Our Drug Candidate Pipeline

Our product pipeline contains drug candidates under development internally and with our biotechnology and pharmaceutical collaborators. The following table summarizes key information regarding our current drug candidates:

ErepoXen

ErepoXen, or polysialylated erythropoietin (“PSA-EPO”), uses our legacy PolyXen platform technology for the treatment of anemia in chronic kidney disease (“CKD”) patients. It is designed to reduce the dosing frequency by extending the circulating half-life of the therapeutic in the body. We are not pursuing clinical development of ErepoXen but continue to entertain out-license opportunities for the drug candidate in our licensed territories.

We have collaboration agreements with Pharmsynthez and Serum Institute to develop and launch ErepoXen in limited markets pursuant to which we will collect royalties if they are successful in these efforts.

Pharmsynthez received regulatory approval to commence a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this trial of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging our PolyXen technology. Pharmsynthez filed a registration dossier to obtain approval in Russia and informed us that it had received a response letter indicating certain deficiencies in the dossier. Pharmsynthez further informed the Company that they developed a gap mitigation strategy and are awaiting further feedback from regulatory authorities.

Serum Institute informed the Company that it finished Phase I/II clinical trials in India of ErepoXen for in-center-dialysis patients. Serum Institute further informed the Company that it is not actively pursuing this program but may seek to leverage Pharmsynthez’ trial data and potential Russian marketing authorization to request a waiver for a Phase III clinical trial in India, subject to local regulatory authority approval.

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

Significant Collaborations and Strategic Arrangements

Significant collaborations with Scripps Research, PeriNess and UVA are described above under the “Business Developments” section of this Item 1 to Part I of the Form 10-K.

Takeda

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to our PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $3.0 million and $2.5 million were recorded as revenue by us during the years ended December 31, 2025 and 2024 and are based on single digit royalties on net sales of certain covered products.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, we entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform current Good Manufacturing Practices (“cGMP”) manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions.

Other Agreements

We have also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), Pharmsynthez and SynBio, a wholly owned subsidiary of Pharmsynthez. Our collaborative partners continued to engage in research and development activities with our legacy technologies as discussed above with no resultant commercial products through December 31, 2025. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during each of the years ended December 31, 2025 and 2024.

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

Our drug candidates are in various stages of development, each protected by patent and pending patent applications in the U.S. with the U.S. Patent and Trademark Office (“USPTO”) and in certain other developed countries. Our first issued patents expired in 2021 with the remaining PolyXen technology expiring over the next few years as we are not renewing patents and pending patent applications related to our legacy PolyXen technology going forward. Our DNase patent families include patent applications that were recently filed, with those most recently filed having an expiration date of 2042.

Our patent strategy is to file patent applications on innovations and improvements in those jurisdictions that comprise the major pharmaceutical markets in the world or locations where a pharmaceutical may be manufactured. These jurisdictions generally include for our key patent portfolios, but are not limited to, the U.S., U.K., Australia, Japan, Canada, South Korea, Israel, China, India, Russia and certain other countries in the European Union (“E.U.”), though we do not necessarily file a patent application in each of these jurisdictions for every patent family.

As of February 10, 2026, we directly or indirectly own (e.g., through a license with CLS), through our wholly-owned subsidiaries, Hesperix and Xenetic U.K., and Xenetic U.K.’s wholly-owned subsidiaries, Lipoxen, XTI and SymbioTec, 32 U.S. and international patents and pending patent applications that cover various aspects of our technologies. This number includes patents and patent applications that we have acquired or filed covering various aspects of our DNase and XCART platform technology, including all rights throughout the world in and to patents and patent applications related to “Articles And Methods Directed To Personalized Therapy Of Cancer.” as well as our other product candidates. More specifically, our patents and patent applications cover cancer treatments, method of use, drug conjugates, formulations, along with methods of administering polymer conjugates.

We have also received patent protection for our DNase technology, which covers the use of DNase for the treatment of cancer and amelioration of the side effects associated with a cancer treatment. The DNase can be administered alone or in combination with a cancer therapeutic. This portfolio provides coverage for the use of certain types of CAR-T cells, with or without the addition of a DNase to treat a cancer. The portfolio further covers the use of CAR-T cells with or without DNase that are administered with an immune checkpoint inhibitor or modulator to treat a cancer.

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

The patent positions of pharmaceutical and biotechnology companies, such as ours, are uncertain and involve complex legal and factual issues. There can be no assurance that patents that have been issued will be held valid and enforceable in a court of law. Even for patents that are held valid and enforceable, the legal process associated with obtaining such a judgment is time consuming and costly. Additionally, issued patents can be subject to opposition or other proceedings that can result in the revocation of the patent or maintenance of the patent in amended form (and potentially in a form that renders the patent without commercially relevant and/or broad coverage). Further, our competitors may be able to circumvent and otherwise design around our patents. Even if a patent is issued and enforceable, because development and commercialization of pharmaceutical products can be subject to substantial delays, patents may expire early and provide only a short period of protection, if any, following the commercialization of products encompassed by our patent(s). We may have to participate in interference proceedings declared by the USPTO, which could result in a loss of the patent and/or substantial cost to us. Further, we understand that if any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property ( IP) protection.

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

U.S. Regulation

Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and in the case of biologics, also under the Public Health Service Act and the FDCA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative actions or judicial sanctions. These actions or sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, required additional studies, license revocation, a clinical hold, warning letters or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Prior to marketing a drug or biologic in the U.S. the drug or biologic sponsor generally must complete the following steps:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practices (“GLP”) regulations and other applicable regulations;

•	submission to the FDA of an Investigational New Drug (“IND”), which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMPs requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

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

Changes in regulations, statutes or the interpretation of existing regulations, including those resulting from the Trump Administration or the Executive Branch’s actions, could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the Trump Administration laid out a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. In December of 2020, the Trump Administration issued interim final rules focused on attempting to lower drug prices, including permitting the importation of certain drugs from Canada, most-favored nation pricing for certain drug categories under Medicare Part B and modifications to the Medicare Part D drug rebate program by modifying the U.S. federal Anti-Kickback Statute. The Part B most-favored nation rule was blocked from taking effect on January 4, 2021, by a federal judge stating that the rule was rushed and the public was not provided time to give comment as required by the Administrative Procedures Act. Then, on December 29, 2021, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that formally rescinded the most-favored nation rule. There is also pending litigation to stay the changes to the Medicare Part D drug rebate program and the Anti-Kickback Statute. On January 30, 2021, the District Court for the District of Columbia granted the parties’ stipulated request to delay the effective date of the Part D rebate rule to January 1, 2023. On August 7, 2022, Congress passed the Inflation Reduction Act of 2022 which delayed the implementation of the changes to the Medicare Part D drug rebate program and the U.S. Federal Anti-Kickback Statute until January 2032. It is unclear whether the Trump Administration will renew, resume, or enact any similar efforts or proposals that may impact drug pricing and/or drug reimbursement in the U.S.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, President Trump signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Although the Supreme Court ruled the plaintiffs did not have standing in June of 2021, any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Affordable Care Act provisions and other federal healthcare programs may be adversely affected by broader political or budgetary events, including disputes over healthcare funding and coverage mechanisms under the Affordable Care Act, such as delays in appropriations or temporary lapses in government funding. In October 2025, disagreements in Congress regarding healthcare funding priorities, including funding related to Affordable Care Act coverage provisions, contributed to a federal government shutdown until mid-November 2025. Government shutdowns or similar disruptions could impair the operations of federal agencies responsible for administering healthcare programs, delay regulatory or payment processes, and create additional uncertainty regarding the administration, coverage, or reimbursement of pharmaceutical products.

Regardless of the future of the Affordable Care Act provisions, Congress will continue to debate a range of policies that could impact the prices pharmaceutical companies charge for products or how much they are reimbursed. Moreover, whether and to what extent the Trump Administration will take further actions, whether through new legislation, changes in regulations, or Executive Orders, that may impact pricing and/or reimbursement for pharmaceutical products remains to be seen.

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

Employees

At December 31, 2025, we employed two full-time employees. We are not a party to any collective bargaining agreement with our employees, nor are any of our employees a member of any labor unions.

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

The key competitive factors affecting the success of any of our product candidates, if approved, are likely to be their efficacy, safety, side effects, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

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

DNase for pancreatic cancer and solid tumors

In the field of pancreatic cancer, we will compete with the few, currently approved treatments for pancreatic carcinoma, including pancreatic ductal adenocarcinoma (“PDAC”). In the first line setting, Gemcitabine in combination with Abraxane® or FOLFIRINOX regimen are the current standard of care, although NALIRIFOX, which substitutes liposomal irinotecan (Onivyde) for irinotecan, is poised to become the standard of care in first-line treatment of metastatic pancreatic adenocarcinoma. Oncologists have limited options of existing therapies for second-line metastatic patients. The only FDA-approved second-line treatment is Onivyde® in combination with Fluorouracil (5FU) and leucovorin (LV) for gemcitabine-treated patients. In addition to chemotherapy, Merck’s KEYTRUDA® was approved for MSI-H cancers (approximately 1% of all cases) and Lynparza® was approved for maintenance of BRCA (or “BReast CAncer gene”) mutated pancreatic cancer (approximately 7% of all cases).

In the last few years there have been a number of late-stage clinical failures of compounds for advanced PDAC. Most of these failed trials have been based on a single promising endpoint. There are still a number of compounds in advanced stages of development in PDAC.

With respect to other solid tumors, there are a large number of companies developing treatments intended to be used in combination with approved immunotherapies, including immune checkpoint inhibitors, to treat a variety of solid tumor indications. In the field of CRC, there are numerous approved treatments for CRC diagnosed at earlier stages. However, for mCRC, chemotherapy remains the mainstay of systemic treatment for MSS/MMRp mCRC, which at 85%, represent the majority of mCRC patients. Chemotherapy regimens will typically consist of a fluoropyrimidine (5-FU or capecitabine) paired in a two-drug regimen (doublet) with irinotecan or oxaliplatin. Treatment regimens can be 5-FU- or capecitabine-based and can be either oxaliplatin-based (FOLFOX or CAPEOX) or irinotecan- based (FOLFIRI or CAPIRI) with no difference in survival. Regimens with a three-drug (triplet) combination, FOLFIRINOX or FOLFOXIRI, are also available as first-line therapy and are commonly paired with the anti-VEGF antibody bevacizumab. Second-line therapy is tailored according to previous therapies. In general, patients who receive oxaliplatin-based chemotherapy upfront should be treated with irinotecan-based chemotherapy and vice versa [20–22]. Biologics such as aflibercept ramucirumab are added based on molecular profiling. After progression on second-line therapy, patients with RAS/BRAF wild-type disease receive an EGFR inhibitor combined with irinotecan. Alternatively, if they have HER2 mutation, trastuzumab is typically preferred. Patients with the BRAFV600E mutation typically receive an encorafenib-cetuximab regimen.

For those 15% of patients with MSI-H/MMRd mCRC, immune checkpoint inhibitors are now the preferred first line therapy. However, 50% of those will fail and the therapeutic options then become very limited. Immunotherapy is so far largely considered ineffective in MSS/MMRp mCRC. We will compete with novel combinations of ICIs with conventional cancer drugs or immunotherapeutics that have started to expose vulnerabilities in MSS/MMRp mCRC. These include dual immune checkpoint inhibition of both the PD-1/L1 axis and CTLA-4. Other combinations being explored include immunotherapies combined with anti-EGFR antibodies, small molecule VEGFR inhibitors, small molecule inhibitors against other targets (for example, KRAS), and novel ICIs targeting lymphocyte activation gene 3 (LAG3). These combination have shown modest benefit and with the exception of LAG3, do not directly address the main reasons for ICI failure, which are lower mutation and neoantigen loads in MSS/MMRp mCRC compared to MSI-H/MMRd mCRC, and immunosuppression.

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

As of December 31, 2025, we had an accumulated deficit of approximately $199.9 million. We expect to incur additional significant operating losses as we expand our research and development activities and our commercialization, marketing and sales efforts. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our current drug candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

As of December 31, 2025, we had cash of approximately $7.9 million. We expect that we will require additional capital to commence and complete clinical trials, obtain regulatory approval for, and to commercialize, our drug candidates, including our other preclinical drug candidates and our future drug candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Additional funding may come through public or private equity or debt financings, third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements (or a combination of these approaches). In any event, we will require additional capital to pursue preclinical and clinical activities, pursue regulatory approval for, and to commercialize, our longer term pipeline drug candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our business substantially depends on the successful clinical development, regulatory approval and commercialization of the DNase technology. It will require substantial clinical development and regulatory approval efforts before we are permitted to commence its commercialization, if ever. We have, and plan to continue to pursue our clinical development strategy through academic and strategic collaborations. If we have difficulty maintaining, obtaining, or are unable to obtain these collaborations and additional academic collaborations as planned, we may need to delay, limit or terminate any ongoing or planned clinical development, which would have an adverse effect on our business. The clinical trials and manufacturing and marketing of DNase and any other product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S., the European Union and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we have currently raised. Of the large number of drugs in development for approval in the U.S. and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency regulatory-approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing or identify an academic or strategic collaboration partner to continue to fund our research, development and clinical programs, we cannot assure you that DNase or any of our other product candidates will be successfully developed or commercialized.

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

Furthermore, there have been and continue to be a number of initiatives at the federal and state level that seek to reduce healthcare costs. Most significantly, in March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was signed into law, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. In addition, on January 20, 2017, President Trump signed an executive order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 12, 2017, President Trump issued another executive order requiring the Secretaries of HHA and the Departments of Labor and Treasury to consider proposing regulations or revising existing guidance to allow more employers to form association health plans that would be allowed to provide coverage across state lines, increase the availability of short-term, limited-duration health insurance plans, which are generally not subject to the requirements of the ACA, and increase the availability and permitted use of health reimbursement arrangements. On October 13, 2017, the Department of Justice announced that the United States Department of Health and Human Services (“HHS”) was immediately stopping its cost sharing reduction payments to insurance companies based on the determination that those payments had not been appropriated by Congress. Furthermore, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “TCJA”) into law that, in addition to overhauling the federal tax system, also, effective as of January 1, 2019, repealed the penalties associated with the individual mandate. Congress or the President of the United States also could consider subsequent legislation or executive action to replace, eliminate or reaffirm elements of the ACA. We will continue to evaluate the effect that the ACA and any future measures to modify, repeal, replace or reaffirm the ACA have on our business.

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

We are not able to provide any assurance that the continued healthcare reform debate will not result in legislation, regulation, litigation or executive action by the President of the United States that is adverse to our business. Moreover, we are not, at this time, able to evaluate any potential legislative, regulatory or Executive Order actions that the current presidential administration may take which could have a material impact on our business.

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

We are a party to certain collaboration agreements, and may enter into one or more collaborations in the future, pursuant to which we may be required to relinquish important rights to and control over the development of our drug candidates or otherwise be subject to unfavorable terms.

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

Risks Related to Our Business Operations

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and the strategic review process and any strategic transactions that we may consummate could have negative consequences.

We have initiated a strategic review process to with the assistance of outside financial and legal advisors. We are considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”. An independent committee of the Board has engaged in preliminary discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on the Company’s stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of the Company’s outstanding common stock following consummation of the potential transaction. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if we do enter into definitive agreements with respect to a potential transaction, we expect that consummation of the potential transaction would be subject to a number of conditions, including approval by our stockholders and Nasdaq, and other customary conditions, which would be out of our control and may never be satisfied.

The process of continuing to evaluate our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. We may also incur additional unanticipated expenses in connection with this process. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving us may place minimal or no value on our assets and our public listing. Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources to resume or continue development of our future drug candidates and may attribute little or no value, in such a transaction, to our future drug candidates.

Further, any strategic transactions that we may pursue could have a variety of negative consequences, and we may enter into a transaction that yields unexpected results that adversely affect our business and decrease the remaining cash available for use in our business. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

If we are not successful in setting forth a new strategic path for us, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of us could cause our stock price to fluctuate significantly.

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

As of December 31, 2025, we had two full-time employees. As we mature, we may need to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees, all of which may have a material adverse effect on our business, results of operations and prospects. Any future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our common shares are listed on the Nasdaq. We have in the past been, and may in the future be, unable to comply with certain listing standards that we are required to meet to maintain the listing of our common shares on the Nasdaq. For instance, on December 11, 2025, we announced that our 2025 Annual Meeting of Stockholders (the “Annual Meeting”), originally scheduled for December 11, 2025, had been adjourned until January 8, 2026 in order to achieve a quorum and allow additional time to solicit proxies on behalf of the Company’s board of directors. On January 8, 2026, we reconvened and again adjourned the Annual Meeting, without any business being conducted, due to lack of a requisite quorum. We intend to reconvene the Annual Meeting at a new date and time that has yet to be determined, and will provide stockholders with requisite advance notice of such meeting date and time; however, at this time, the Company has not held its Annual Meeting. There is no assurance that we will be able to continue to maintain the continued listing requirements for Nasdaq. If Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

As of March 6, 2026, we had approximately 2.3 million shares of common stock outstanding, excluding approximately 0.2 million of potentially dilutive common stock related to outstanding preferred stock, warrants and options.

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

Our ability to use potential future operating losses and our federal and state net operating loss (“NOL”) carryforwards to offset taxable income from revenue generated from operations or corporate collaborations could be limited.

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

ITEM 2 – PROPERTIES

We rent office space at an office share location at 945 Concord Street in Framingham, Massachusetts. The lease agreement is for 6-months through June 30, 2026. We believe that this space is adequate for our current needs and that if additional space is required, it can be obtained at commercially reasonable terms nearby.

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

There are no matters, as of December 31, 2025, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “XBIO”.

Holders of Record

As of March 6, 2026, there were 423 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

During the quarter ended December 31, 2025, we did not repurchase any of our outstanding shares of common stock.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the years ended December 31, 2025 and 2024, was on the advancement of our DNase technology.

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

We are required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel and consultants to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. We make estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	Collaborative partners performing research and development and pre-clinical activities;
•	Program managers in connection with overall program management of exploratory studies and clinical trials;
•	CMOs in connection with cGMP manufacturing;
•	CROs in connection with exploratory studies and clinical trials; and
•	Investigative sites in connection with exploratory studies and clinical trials.

We base our expenses related to research and development, pre-clinical activities, manufacturing and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions, CMOs and CROs that conduct and manage exploratory studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Recent Developments

We and our board of directors (“Board”) have initiated a formal strategic review process with the assistance of outside financial and legal advisors. We are considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”, share exchange or similarly structured transaction. An independent committee of the Board has engaged in preliminary discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on our stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of our outstanding common stock following consummation of the potential transaction. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if we do enter into definitive agreements with respect to a potential transaction, we expect that consummation of the potential transaction would be subject to a number of conditions, including approval by our stockholders and Nasdaq, and other customary conditions, which would be out of our control and may never be satisfied. We remain committed to advancing our DNase technology and do not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

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

Results of Operations

The table below sets forth the comparison of our historical results of operations for the year ended December 31, 2025 to the year ended December 31, 2024.

Description	2025	2024	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$2,976,411	$2,500,284	$476,127	19.0%
Operating costs and expenses:
Research and development	(3,065,484)	(3,288,332)	(222,848)	(6.8%	)
General and administrative	(2,745,509)	(3,416,380)	(670,871)	(19.6%	)
Total operating costs and expenses	(5,810,993)	(6,704,712)	(893,719)	(13.3%	)
Loss from operations	(2,834,582)	(4,204,428)	(1,369,846)	(32.6%	)
Other income (expense):
Other income (expense)	5,725	(5,708)	11,433	200.3%
Interest income, net	147,997	249,861	(101,864)	(40.8%	)
Net loss	$(2,680,860)	$(3,960,275)	$(1,279,415)	(32.3%	)

Revenue

Revenue for the year ended December 31, 2025 increased by approximately $0.5 million, or 19.0%, to approximately $3.0 million from approximately $2.5 million for the year ended December 31, 2024. This increase represented an increase in royalty revenue related to our sublicense agreement with Takeda as compared to the same period in 2024, primarily due to royalties recognized from certain countries during the year ended December 31, 2025 compared to the same period in 2024.

Research and Development Expense

Overall, R&D expenses for the year ended December 31, 2025 decreased by approximately $0.2 million, or 6.8%, to $3.1 million from $3.3 million in the comparable period in 2024 primarily due to approximately $0.7 million of expense related to the impairment of long-lived assets associated with our legacy PSA technology incurred in 2024. There was no similar expense in 2025. Excluding the $0.7 million impairment charge from total R&D expense of $3.3 million for the year ended December 31, 2024, adjusted R&D expenses for the year ended December 31, 2025 increased approximately $0.5 million, or 18.6%, to $3.1 million, from $2.6 million for the year ended December 31, 2024. The table below sets forth the R&D costs incurred by us, by category of expense, for the years ended December 31, 2025 and 2024:

	Year ended December 31,
Category of Expense	2025	2024
Impairment of long-lived assets	$–	$704,431
Outside services and contract research organizations	3,018,568	1,898,121
Salaries and wages	–	562,571
Share-based expense	–	11,434
Other	46,916	111,775
Total research and development expense	$3,065,484	$3,288,332

The increase in outside services and contract research organizations expense was primarily due to increased consulting, pre-clinical and manufacturing development efforts as well as costs incurred in connection with the commencement of DNase exploratory studies during the year ended December 31, 2025. The decrease in salaries and wages and share-based expense during the year ended December 31, 2025 was related to certain severance and benefits expensed during the year ended December 31, 2024 in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Scientific Officer, for which there were none in 2025.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2025 decreased by approximately $0.7 million, or 19.6%, to approximately $2.7 million from approximately $3.4 million in the comparable period in 2024. The decrease was primarily due to certain severance and benefits expensed during the year ended December 31, 2024 in connection with a separation agreement entered into during the second quarter of 2024 with our former Chief Executive Officer and, to a lesser extent, a decrease in board of director fees. This decrease was partially offset by an increase in legal and accounting costs.

Other Income (Expense)

Other income was approximately $6,000 for the year ended December 31, 2025 compared to approximately $6,000 of other expense for the comparable period in 2024. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the year ended December 31, 2025 as compared to the same period in 2024.

Interest Income, net

Interest income, net decreased to approximately $148,000 during the year ended December 31, 2025 as compared to approximately $250,000 for the same period in the prior year. This decrease is primarily due to lower average invested funds during the year ended December 31, 2025 as compared to the same period in 2024.

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

Liquidity and Capital Resources

We incurred a net loss of approximately $2.7 million for the year ended December 31, 2025. We had an accumulated deficit of approximately $199.9 million at December 31, 2025, as compared to an accumulated deficit of approximately $197.2 million at December 31, 2024. Working capital was approximately $7.1 million at December 31, 2025, and approximately $5.7 million at December 31, 2024, respectively. During the year ended December 31, 2025, our working capital increased by approximately $1.4 million primarily due to net proceeds of approximately $4.0 million from our October 2025 underwritten public offering substantially offset by our net loss for the year ended December 31, 2025.

Our principal source of liquidity consists of cash. At December 31, 2025, we had approximately $7.9 million in cash and approximately $1.0 million in current liabilities. At December 31, 2024, we had approximately $6.2 million in cash and approximately $0.9 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception, and we expect to continue to incur operating losses in the near-term. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. In addition, the Company raised net proceeds of approximately $4.0 million in an underwritten public offering of common stock in October 2025. However, we anticipate we will need additional capital in the long-term to pursue our business initiatives. While we believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our product development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on Nasdaq, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the year ended December 31, 2025 totaled approximately $2.3 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. In addition, prepaid expenses and other decreased approximately $0.3 million and accounts payable, accrued expenses and other current liabilities increased approximately $0.1 million during the year ended December 31, 2025 compared to the prior year. Cash flows used in operating activities for the year ended December 31, 2024 totaled approximately $2.8 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. In addition, prepaid expenses and other decreased approximately $0.2 million, other assets decreased by approximately $0.7 million due to the impairment of long-lived assets and accounts payable, accrued expenses and other current liabilities increased approximately $0.1 million during the year ended December 31, 2024 compared to the prior year.

Cash Flows from Investing Activities

There were no cash flows from investing activities for each of the years ended December 31, 2025 and 2024.

Cash Flows from Financing Activities

Cash flows from financing activities for the year ended December 31, 2025 totaled approximately $4.0 million representing net proceeds from our underwritten public common stock offering in October 2025. There were no cash flows from financing activities for the year ended December 31, 2024.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third-parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from a property lease for office space. Although we do have obligations for CMO and CRO services, the table below excludes potential payments we may be required to make under our agreements with CMOs and CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts may also contain variable costs that are hard to predict as they are based on such things as patients enrolled and exploratory study sites, which can vary and, therefore, are also not included in the table below. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following tables represent our contractual obligations as of December 31, 2025, aggregated by type:

	Payments Due by Period As of December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$6,655	$6,655	$–	$–	$–
Total	$6,655	$6,655	$–	$–	$–

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the change in accounting due to the adoption of ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2015 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Hartford, CT

March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Xenetic Biosciences, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the accompanying consolidated balance sheet of Xenetic Biosciences, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) and the 2024 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). In our opinion, based on our audit, the 2024 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2015 through 2025.

Hartford, CT

March 18, 2025

XENETIC BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$7,883,632	$6,165,568
Prepaid expenses and other	166,294	421,954
Total current assets	8,049,926	6,587,522

Other assets	313,921	313,921
Total assets	$8,363,847	$6,901,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258,109	$283,615
Accrued expenses and other current liabilities	709,916	610,648
Total current liabilities	968,025	894,263
Total liabilities	968,025	894,263

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,454,545 and 1,804,394 shares issued and outstanding as of December 31, 2025 and December 31, 2024	1,454	1,804
Common stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 2,293,757 and 1,544,840 shares issued as of December 31, 2025 and December 31, 2024, respectively; 2,291,056 and 1,542,139 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	2,294	1,545
Additional paid in capital	212,294,851	208,225,748
Accumulated deficit	(199,875,331)	(197,194,471)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	7,395,822	6,007,180
Total liabilities and stockholders' equity	$8,363,847	$6,901,443

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2025	2024

Revenue
Royalty revenue	$2,976,411	$2,500,284
Total revenue	2,976,411	2,500,284

Operating costs and expenses:
Research and development	(3,065,484)	(3,288,332)
General and administrative	(2,745,509)	(3,416,380)
Total operating costs and expenses	(5,810,993)	(6,704,712)

Loss from operations	(2,834,582)	(4,204,428)

Other income (expense):
Other income (expense)	5,725	(5,708)
Interest income, net	147,997	249,861
Total other income, net	153,722	244,153

Net loss	$(2,680,860)	$(3,960,275)

Basic and diluted net loss per share	$(1.58)	$(2.57)

Weighted-average shares of common stock outstanding, basic and diluted	1,701,571	1,541,339

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2024	1,804,394	$1,804	1,543,385	$1,544	$208,053,935	$(193,234,196)	$253,734	$(5,281,180)	$9,795,641
Issuance of common stock in connection with restricted stock units	–	–	417	–	–	–	–	–	–
Exercise of purchase warrants	–	–	1,038	1	(1)	–	–	–	–
Share-based expense	–	–	–	–	171,814	–	–	–	171,814
Net loss	–	–	–	–	–	(3,960,275)	–	–	(3,960,275)
Balance as of December 31, 2024	1,804,394	$1,804	1,544,840	$1,545	$208,225,748	$(197,194,471)	$253,734	$(5,281,180)	$6,007,180
Issuance of common stock in October 2025 underwritten public offering, net of issuance costs	–	–	735,000	735	4,003,980	–	–	–	4,004,715
Conversion of Series B preferred stock to shares of common stock	(349,849)	(350)	13,917	14	336	–	–	–	–
Share-based expense	–	–	–	–	64,787	–	–	–	64,787
Net loss	–	–	–	–	–	(2,680,860)	–	–	(2,680,860)
Balance as of December 31, 2025	1,454,545	$1,454	2,293,757	$2,294	$212,294,851	$(199,875,331)	$253,734	$(5,281,180)	$7,395,822

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,680,860)	$(3,960,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	64,787	171,814
Changes in operating assets and liabilities:
Prepaid expenses and other	255,660	181,874
Other long-term assets	–	704,431
Accounts payable, accrued expenses and other current liabilities	73,762	84,678
Net cash used in operating activities	(2,286,651)	(2,817,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in October 2025 underwritten public offering	4,004,715	–
Net cash provided by financing activities	4,004,715	–

Net change in cash	1,718,064	(2,817,478)
Cash at beginning of period	6,165,568	8,983,046

Cash at end of period	$7,883,632	$6,165,568

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock from cashless exercise of purchase warrants	$–	$1
Conversion of Series B preferred stock to common stock	$350	$–

The accompanying notes are an integral part of these consolidated financial statements.

XENETIC BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Background

Xenetic Biosciences, Inc. (“Xenetic” or the “Company”), incorporated in the state of Nevada and based in Framingham, Massachusetts, is a biopharmaceutical company focused on advancing innovative immune-oncology technologies addressing difficult to treat cancers. The Company’s proprietary Deoxyribonuclease (“DNase”) technology is designed to improve outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps or NETs, which are involved in cancer progression. Xenetic is currently focused on advancing its systemic DNase program into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors.

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various United States (“U.S.”) federal trademark registrations and applications along with unregistered trademarks and service marks, including but not limited to XCART™, OncoHist™, PolyXen®, ErepoXen™, and ImuXen™, which may be used throughout this Annual Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. In addition, the Company raised $4.0 million in an underwritten offering of common stock as more fully described in Note 8, Stockholders’ Equity, to the consolidated financial statements. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes it will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Recent Developments

The Company and its board of directors (the “Board”) have initiated a formal strategic review process with the assistance of outside financial and legal advisors. The Company is considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”, share exchange or similarly structured transaction. An independent committee of the Board has engaged in preliminary discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on the Company’s stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of the Company’s outstanding common stock following consummation of the potential transaction. Given the preliminary stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if the Company does enter into definitive agreements with respect to a potential transaction, the Company expects that consummation of the potential transaction would be subject to a number of conditions, including approval by the Company’s stockholders and Nasdaq, and other customary conditions, which would be out of the Company’s control and may never be satisfied. The Company remains committed to advancing its DNase technology and does not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

2.	Risks and Uncertainties

Impact of Global Conflicts on Operations

The short and long-term implications of geopolitical events and global conflicts, including those in Ukraine and the Middle East are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business, financial condition, and results of operations.

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

Foreign Currency Transactions

Realized and unrealized gains and losses resulting from foreign currency transactions arising from exchange rate fluctuations on balances denominated in currencies other than the functional currencies are recognized in “Other income (expense)” in the consolidated statements of operations. Monetary assets and liabilities that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the consolidated statements of operations.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2025 and 2024, the carrying amount of certain of the Company’s financial instruments approximates fair value due to their short maturities. See Note 6, Fair Value Measurements, for discussion of the Company’s fair value measurements.

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

Financial instruments that potentially subject the Company to credit risk consist primarily of cash on deposit with financial institutions, the balances of which may exceed federally insured limits. The Company has not experienced any losses on such accounts, and does not believe it is exposed to any unusual credit risk beyond the normal credit risk currently associated with commercial banking relationships. The Company maintains banking relationships with two large financial institutions and all cash on deposit is covered under federally insured limits.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. Impairment, if any, is calculated as the amount by which an asset’s carrying value exceeds its fair value, typically using discounted cash flows to determine fair value. During the year ended December 31, 2024, the Company recorded an asset impairment charge of $0.7 million, which is presented within research and development expenses in the consolidated statements of operations, representing the excess of the long-lived asset’s carrying value over its estimated fair value.

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

The Company is required to estimate accrued research and development expenses at each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel and consultants to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met. However, some require advanced payments. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of the estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

• •	Collaborative partners performing research and development and pre-clinical activities; Program managers in connection with overall program management of exploratory studies and clinical trials;
•	CMOs in connection with cGMP manufacturing;
•	CROs in connection with exploratory studies and clinical trials; and
•	Investigative sites in connection with exploratory studies and clinical trials.

The Company bases its expenses related to research and development, pre-clinical activities, manufacturing and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions, CMOs and CROs that conduct and manage exploratory studies and clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid accordingly. Although it does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of accrued research and development expenses. The Company has recorded approximately $0.1 million and $0.3 million of prepayments as a component of prepaid expenses and other current assets as of December 31, 2025 and 2024, respectively. In addition, the Company had recorded accrued research costs of approximately $0.4 million and $0.2 million as a component of accrued expenses and other current liabilities as of each of December 31, 2025 and 2024, respectively.

Share-based Expense

The Company grants share-based payments in the form of options and restricted stock units (“RSUs”) to employees and non-employees to purchase shares of the Company’s common stock. In addition, prior to the Company relocating to the U.S. in 2014, the Company had issued Joint Share Ownership Plan (“JSOP”) awards to employees and entered into agreements to issue common stock in exchange for services provided by non-employees.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued to collaboration partners in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense on a straight-line basis over the requisite service period or at the date of issuance if there is not a service period or if service has already been rendered. Warrant arrangements are more fully described in Note 8, Stockholders’ Equity.

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

For the years ended December 31, 2025 and 2024, basic and diluted net loss per share are the same for each year due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive. As of December 31, 2025 and 2024, approximately 29,000 and 3,000 potentially dilutive securities were deemed anti-dilutive due to the Company’s net loss position for each period.

Segment Information

The Company is required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM, who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net loss for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Revenue	$2,976,411	$2,500,284
Program expenses(1)	3,018,568	1,898,121
Non-program expenses(2)	1,989,368	2,754,895
Salaries and wages	738,270	1,879,882
Other segment items(3)	(88,935)	(72,339)
Net loss	$(2,680,860)	$(3,960,275)

(1)	Includes external research and development.

(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.

(3)	Includes stock-based compensation expense, interest income and other (income) expense.

Leases

The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) and recognizes a lease liability and a right-of-use asset for all leases, with the exception of short-term leases, at the commencement date. The Company leases administrative facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. See Note 11, Commitments and Contingencies for further information.

Recent Accounting Standards

Income Taxes - Improvements to Income Tax Disclosures (Topic 740). In December 2023, the FASB issued ASU No. 2023-09, to improve income tax disclosure requirements, primarily through enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This ASU is effective for fiscal 2025, with early adoption permitted, and may be applied retrospectively. The Company adopted this ASU on a retrospective basis and such adoption did not have a material impact on its consolidated financial statements.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. ( together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $3.0 million and $2.5 million were recorded as revenue by the Company during the years ended December 31, 2025 and 2024, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform current Good Manufacturing Practices of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. The Company has paid Catalent approximately $2.9 million through December 31, 2025, of which approximately $53,000 and $28,000 has been recognized as an advance payment and is included in prepaid expenses and other current assets as of December 31, 2025 and 2024, respectively, and approximately $0.1 million has been recognized as a liability and is included in accrued expenses and other current liabilities as of both December 31, 2025 and 2024. In addition, approximately $0.3 million has been recognized as long-term within other assets as of both December 31, 2025 and 2024.

Scripps Research

On March 17, 2023, the Company and Scripps Research entered into a Research Funding and Option Agreement (as amended to date, the “Agreement”), pursuant to which the Company had agreed to provide Scripps Research an aggregate of up to $0.9 million to fund research relating to advancing the pre-clinical development of the Company’s DNase technology. Under the Agreement, the Company has the option to acquire a worldwide exclusive license to Scripps Research’s rights in the Technology or Patent Rights (as defined in the Agreement), as well as a non-exclusive, royalty-free, non-transferrable license to make and use TSRI Technology (as defined in the Agreement) solely for the Company’s internal research purposes during the performance of the research program contemplated by the Agreement. During the second quarter of 2024, the Company amended the Agreement to extend the term to October 31, 2024 with no additional funding required.

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

Effective November 1, 2025, the Company and Scripps Research entered into a Fourth Amendment to the Agreement (the “Fourth Amendment”), pursuant to which the Company extended and expanded the services to be performed under the Agreement and provided Scripps Research with additional funding in an aggregate amount of up to approximately $0.3 million. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $85,000 on the effective date of the Fourth Amendment and subsequent monthly payments of approximately $85,000 over a 3-month period. All other terms of the Agreement remained unchanged.

Effective March 1, 2026, the Company and Scripps Research entered into a Fifth Amendment to the Agreement (the “Fifth Amendment”), pursuant to which the Company extended and expanded the services to be performed under the Agreement and agreed to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.5 million. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $80,000 on the effective date of the Fifth Amendment and subsequent monthly payments of approximately $80,000 over a 5-month period. All other terms of the Agreement remain unchanged.

The Company has incurred approximately $1.8 million under the Agreement through December 31, 2025, of which approximately $0.2 million was included in accrued expenses and other current liabilities. There were no amounts accrued as of December 31, 2024.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, oversees the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. UVA produced preclinical and translational data under the UVA Agreement and has investigated combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company is currently in discussions with UVA concerning completion of current activities and potential expansion of the scope of work under the UVA Agreement. The Company paid UVA approximately $0.5 million under the UVA Agreement through December 31, 2025, of which approximately $31,000 was recorded within accrued expenses and other current liabilities as of December 31, 2025 and $0.1 million had been recognized as an advance payment and was included within prepaid expenses and other current assets as of December 31, 2024.

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

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary, SynBio, LLC (“SynBio”), had a share ownership in the Company of approximately 2.3% and 3.4% of the total outstanding common stock as of December 31, 2025 and 2024, respectively. In addition to its common stock ownership, Pharmsynthez owns all of our outstanding Series B Preferred Stock (as defined in Note 8, Stockholders’ Equity.)

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

Through December 31, 2025, Pharmsynthez continued to engage in research and development activities with no resultant commercial products. Pharmsynthez received regulatory approval to commence a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this trial of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging the Company’s PolyXen technology. Pharmsynthez filed a registration dossier to obtain approval in Russia and informed the Company that it has received a response letter indicating certain deficiencies in the dossier. Pharmsynthez further informed the Company that it developed a gap mitigation strategy and is awaiting further feedback from regulatory authorities.. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2025 and 2024.

Serum Institute of India Limited

The Company entered into a collaborative research and development agreement with Serum Institute of India Limited (“Serum Institute”) in 2011 providing Serum Institute an exclusive license to use the Company’s PolyXen technology to research and develop one potential commercial product, Polysialylated Erythropoietin. Serum Institute is responsible for conducting all preclinical and clinical trials required to achieve regulatory approvals within the certain predetermined territories at Serum Institute’s own expense. Royalty payments are payable by Serum Institute to the Company for net sales to certain customers in the Serum Institute sales territory. There are no milestone or other research-related payments due under the collaborative arrangement. Serum Institute has informed the Company that it is not actively pursuing this program but may seek to leverage Pharmsynthez’ trial data and potential Russian marketing authorization to request a waiver for a Phase III clinical trial in India, subject to local regulatory authority approval. Through December 31, 2025, no commercial products were developed and no royalty revenue or expense was recognized by the Company related to the arrangement. Serum Institute had a share ownership of less than 1% of the total outstanding common stock of the Company as of each of December 31, 2025 and 2024.

5.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
Accrued payroll and benefits	$84,475	$243,396
Accrued professional fees	215,056	143,661
Accrued research costs	386,510	189,388
Other	23,875	34,203
	$709,916	$610,648

On June 19, 2024, the Company entered into a confidential separation agreement and general release with each of Jeffrey F. Eisenberg, the Company’s former Chief Executive Officer (the “Eisenberg Separation Agreement”), and Curtis Lockshin, the Company’s former Chief Scientific Officer (together, the “Separation Agreements”) pursuant to which Messrs. Eisenberg and Lockshin were each eligible for certain severance payments and benefits consistent with the terms of their then current employment agreements. In addition, the Eisenberg Separation Agreement provided for accelerated vesting of all of the unvested stock options held by Mr. Eisenberg as of May 16, 2024. During the year ended December 31, 2024, the Company expensed approximately $0.8 million of accrued payroll and benefits related to the Separation Agreements. In addition, the Company recorded approximately $13,000 of share-based expense for the accelerated vesting of unvested stock options. As of December 31, 2024, approximately $0.2 million was accrued within accrued expenses and other current liabilities related to these obligations. There was no expense recorded during the year ended December 31, 2025 and there was no accrual as of December 31, 2025 as all obligations were settled during 2025.

6.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended December 31, 2025 and 2024.

7.	Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on the Company’s deferred tax assets because the Company believes it is more likely than not that its deferred tax assets will not be realized. The Company evaluates the recoverability of its deferred tax assets on a quarterly basis. There was no income tax provision (benefit) for the years ended December 31, 2025 and 2024, as the Company has incurred losses to date.

The components of loss before income taxes are as follows:

	Year ended December 31,
	2025	2024
Domestic (U.S.)	$(5,466,353)	$(6,251,785)
Foreign (U.K.)	2,966,647	2,460,945
Foreign (Germany)	(164,853)	(153,332)
Foreign (Switzerland)	(16,301)	(16,103)
Loss before income taxes	$(2,680,860)	$(3,960,275)

The reconciliation of income tax benefit at the U.S. corporation tax rate, being the rate applicable to the country of domicile of the Company to net income tax benefit, is as follows:

	Year ended December 31,
	2025		2024
Federal	$(562,981)	21.0%	$(831,658)	21.0%
Domestic Federal
Tax credits	(117,620)	4.4	(120,379)	3.0
Effect of cross-border tax laws	430,088	(16.0)	153,506	(3.9)
Change in valuation allowance	(759,494)	28.3	1,057,187	(26.7)
Share-based expense, net	1,105,585	(41.2)	223,523	(5.6)
Other	489,375	(18.3)	(962)	–
Foreign
United Kingdom
Rate differential	113,467	(4.2)	93,731	(2.4)
Valuation allowance	(703,161)	26.2	37,533	(0.9)
Attribute adjustments	–	–	(617,109)	15.6
Other	(33,301)	1.2	(30,954)	0.8
Other	38,042	(1.4)	35,582	(0.9)
Net benefit for income taxes	$–	–	$–	–

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2025	2024
Deferred tax assets:
U.K. net operating loss carryforwards	$21,235,111	$21,938,273
U.K. capital loss carryforwards	1,745,821	1,745,821
U.S. federal net operating loss carryforwards	8,127,082	7,518,011
Switzerland net operating loss carryforwards	22,480	13,392
IPR&D	534,753	586,746
Share-based expense	429,581	1,979,372
Enhanced research and development tax credits	2,278,855	2,165,119
Germany net operating loss carryforwards	844,276	700,617
Capitalized research and experimental expenditure	1,660,590	1,804,979
U.S. state net operating loss carryforwards	2,762,009	2,468,919
Other	151,294	208,288
Total deferred tax assets before valuation allowance	39,791,852	41,129,537
Valuation allowance for deferred tax assets	(39,791,852)	(41,129,537)
Net deferred tax assets	–	–
Deferred tax liabilities:
Total deferred tax liabilities	–	–
Net deferred liability	$–	$–

For the years ended December 31, 2025 and 2024, the Company had U.K. net operating loss carryforwards of approximately $86.8 million and $89.6 million, respectively, U.S. federal net operating loss carryforwards of approximately $38.7 million and $35.8 million, respectively, U.S. state net operating loss carryforwards of approximately $43.7 million and $39.1 million, respectively, Germany net operating loss carryforwards of approximately $2.7 million and $2.2 million, respectively, and Switzerland net operating loss carryforwards of approximately $0.3 million and $0.2 million, respectively. The U.K. and Germany net operating loss carryforwards can be carried forward indefinitely. $25.3 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely, and the remaining U.S. federal and state net operating loss carryforwards begin to expire in 2031. The Switzerland net operating loss carryforwards begin to expire in 2026.

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

As of December 31, 2025 and 2024, the Company did not record any uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction, Massachusetts state tax jurisdiction, and certain foreign tax jurisdictions. The Company is subject to examination by the U.S. federal, state, foreign, and local income tax authorities for calendar tax years through 2025 due to available net operating loss carryforwards and research and development tax credits arising in those years. The Company has not been notified of any examinations by the Internal Revenue Service or any other tax authorities as of December 31, 2025. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

From time to time the Company may be assessed interest or penalties by major tax jurisdictions, namely the Commonwealth of Massachusetts. As of December 31, 2025, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by the Company to date.

8.	Stockholders’ Equity

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

Underwritten Public Offering

On October 10, 2025, the Company entered into an underwriting agreement with Canaccord Genuity LLC as representative of the underwriters named therein, relating to an underwritten public offering (the “Offering”) of 735,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $6.12 per share. Net proceeds from the Offering were approximately $4.0 million after deducting underwriting discounts and commissions and other offering expenses of approximately $0.5 million paid by the Company. The shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-282756), which was initially filed with the SEC on October 21, 2024, and was declared effective on November 1, 2024. The Offering closed on October 14, 2025.

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

The Series B Preferred Stock has additional terms covering stock dividends and splits, voting rights, fractional shares and fundamental transactions. As of December 31, 2025 and 2024, there were approximately 1.5 million and 1.8 million shares of Series B Preferred Stock issued and outstanding, respectively, which are convertible into approximately 45,000 and 60,000 shares of common stock in each year, respectively, which represents the issuable maximum that can be issued upon the conversion of the currently outstanding Series B Preferred Stock. During the year ended December 31, 2025, approximately 350,000 shares of Series B Preferred Stock were converted into approximately 14,000 shares of common stock. There were no conversions during the year ended December 31, 2024.

Warrants

The Company had warrants to purchase approximately 462,963 shares of the Company’s common stock (the “Series A Warrants”) outstanding as of December 31, 2024. These warrants expired in February 2025 and, as a result, no Series A Warrants were outstanding as of December 31, 2025. No Series A Warrants were exercised or forfeited during the years ended December 31, 2025 and 2024.

The Company also has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both December 31, 2025 and December 31, 2024. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the years ended December 31, 2025 and 2024.

In addition, the Company had publicly traded warrants to purchase approximately 2,100 shares of common stock outstanding as of December 31, 2023. These warrants had an exercise price of $130.00 per share of common stock and expired on July 19, 2024. The warrants ceased trading on Nasdaq under the symbol “XBIOW” upon expiration. The warrants also provided that if the weighted-average price of common stock on any trading day on or after 30 days after issuance is lower than the then-applicable exercise price per share, each warrant may be exercised, at the option of the holder, on a cashless basis for one share of common stock, as adjusted for stock splits. Warrants to purchase approximately 1,038 shares of common stock were exercised on a cashless, one-for-one basis during the year ended December 31, 2024. All of the remaining public warrants outstanding as of July 19, 2024 expired, and no public warrants were outstanding at each of December 31, 2025 and 2024.

9.	Share-Based Expense

Total share-based expense related to stock options, RSUs and common stock awards was approximately $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. Share-based expense is classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Research and development expenses	$–	$11,433
General and administrative expenses	64,787	160,381
	$64,787	$171,814

Stock Options

The Company grants stock option awards and RSUs to employees and non-employees with varying vesting terms under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan. The Company measures the fair value of stock option awards using the Black-Scholes option pricing model, which uses the assumptions noted in the tables below, including the risk-free interest rate, expected term, share price volatility, dividend yield and forfeiture rate. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. For stock options issued in 2025 and 2024 that qualify as “plain vanilla” stock options, the expected term is based on the simplified method. The Company has a limited history of stock option exercises, which does not provide a reasonable basis for the Company to estimate the expected term of employee and non-employee stock options. For all other stock options, the Company estimates the expected life using judgment based on the anticipated research and development milestones of the Company’s clinical projects and behavior of the Company’s employees and non-employees. The expected life of non-employee options is the contractual life of the option.

Employee Stock Options

During the years ended December 31, 2025 and 2024, 10,000 and 30,000 total stock options to purchase shares of common stock were granted by the Company, respectively. The weighted average grant date fair value per option was $1.78 and $3.41, respectively. No employee stock options were exercised during the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, 93,231 and 32,535 shares having a weighted average grant date fair value of $57.11 and $40.07 per option, respectively, were forfeited.

During the years ended December 31, 2025 and 2024, 18,749 and 53,750 total stock options vested, respectively, with total fair values of approximately $0.1 million and $0.3 million in December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $0.1 million of unrecognized share-based payments related to employee stock options that are expected to vest. The Company expects to recognize this expense over a weighted-average period of approximately 1.2 years.

Key assumptions used in the Black-Scholes option pricing model for options granted to employees during the years ending December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Weighted-average expected dividend yield (%)	–	–
Weighted-average expected volatility (%)	109.51	111.50
Weighted-average risk-free interest rate (%)	3.78	4.20
Weighted-average expected life of option (years)	5.5	5.67
Weighted-average exercise price ($)	2.17	4.07

The following is a summary of employee stock option activity for the years ended December 31, 2025 and 2024:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	201,388	$36.46	7.69	$–
Granted	30,000	4.07
Expired	(32,535)	(61.90)
Outstanding as of December 31, 2024	198,853	$27.41	4.28	$3,300
Granted	10,000	2.17
Expired	(93,231)	(36.45)
Outstanding as of December 31, 2025	115,622	$17.95	7.01	$–

Vested or expected to vest as of December 31, 2025	115,622	$17.95	7.01	$–

Exercisable as of December 31, 2024	166,770	$31.84	3.28	$2,567
Exercisable as of December 31, 2025	92,288	$21.57	6.49	$–

A summary of the status of the Company’s non-vested employee stock option shares as of December 31, 2025, and the changes during the year ended December 31, 2025, is as follows:

	Number of shares	Weighted- average grant date fair value
Balance as of January 1, 2025	32,083	$3.49
Granted	10,000	1.78
Forfeited	–	–
Vested	(18,749)	(3.58)
Balance as of December 31, 2025	23,334	$2.69

Restricted Stock Units

There were 417 fully vested RSUs with a grant date fair value of $253.70 per share outstanding as of December 31, 2023. No RSUs were granted or expired during the years ended December 31, 2025 and 2024. During the year ended December 31, 2024, the Company issued 417 shares of common stock representing the exercise of all outstanding RSUs. As a result, no RSUs were outstanding at both December 31, 2025 and 2024.

Non-Employee Stock Options

Share-based expense related to stock options granted to non-employees is recognized as the services are rendered on a straight-line basis. The Company determined that the fair value of the stock options is more reliably measurable than the fair value of the services received. No non-employee stock options to purchase shares of common stock were granted or exercised during the years ended December 31, 2025 and 2024. Non-employee stock option grants to purchase 253 shares of common stock expired during the year ended December 31, 2025, representing all remaining outstanding option grants. As a result, no non-employee stock option grants were outstanding as of December 31, 2025. There was no compensation expense related to non-employee options during the years ended December 31, 2025 and December 31, 2024 as all non-employee stock options became were fully vested.

The following is a summary of non-employee stock option activity for the years ended December 31, 2025 and 2024:

	Number of shares	Weighted- average exercise price	Weighted- average remaining life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2024	1,925	$115.99	0.91	$–
Granted	–	–
Expired	(1,672)	50.20
Outstanding as of December 31, 2024	253	550.80	0.68	–
Granted	–	–
Expired	(253)	550.80
Outstanding as of December 31, 2025	–	$–	–	$–

Vested or expected to vest as of December 31, 2025	–	$–	–	$–

Exercisable as of December 31, 2024	253	$550.80	0.68	$–
Exercisable as of December 31, 2025	–	$–	–	$–

Joint Share Ownership Plan

As of December 31, 2025 and 2024, there were approximately 2,701 JSOP awards issued and outstanding to two former senior executives. Under the JSOP, shares in the Company are jointly purchased at fair market value by the participating executives and the trustees of the JSOP trust, with such shares held in the JSOP trust. For U.S. GAAP purposes the awards were valued as employee options and recorded as a reduction in equity as treasury shares until they are exercised by the employee. The JSOP awards are fully vested and have no expiration date. There were no compensation charges during the years ended December 31, 2025 and 2024.

10.	Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pre-tax basis or make post-tax contributions. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2025 and 2024, the Company made contributions of approximately $16,000 and $31,000 to the 401(k) Plan, respectively.

11.	Commitments and Contingencies

Leases

The Company determines whether an arrangement is a lease at inception. The Company leases office space in a shared office location in Framingham, Massachusetts. As this lease had a term of 6 months at inception, the Company did not apply the provisions of ASU 2016-02 and will account for it as an operating lease. As of December 31, 2025, total minimum lease payments on this lease were approximately $7,000, representing a 6 month extension effective from January 1, 2026 through June 30, 2026.

Letter of Credit

As of December 31, 2025, the Company has an outstanding letter of credit of approximately $0.2 million in support of an intercompany loan with its Hesperix subsidiary. As the intercompany loan is eliminated in consolidation, the letter of credit has no effect on the consolidated financial statements.

12.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with Pharmsynthez, a related party whose relationship, ownership, and nature of transactions is disclosed within other sections of these footnotes. Please refer to Note 4, Significant Strategic Collaborations for details on these arrangements.

During the fourth quarter of 2024, the Company entered into a clinical trial services agreement with PeriNess Ltd. (“PeriNess”) to advance the Company’s development program for its systemic DNase I technology in Israeli medical centers. One of our directors, Dr. Dmitry Genkin, is a significant shareholder of PeriNess and another of our directors, Mr. Moshe Mizrahy, is a majority shareholder and director of PeriNess. The Company expensed approximately $123,000 and $50,000 under this agreement during the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and 2024, approximately $50,000 was recorded as an advanced payment and included in prepaid expenses and other current assets within the consolidated balance sheet in both years. In addition, and approximately $28,000 and $8,000 was reflected in accounts payable on the December 31, 2025 and 2024 consolidated balance sheet, respectively.

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board, to provide consulting services related to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company paid Dr. Genkin approximately $0.4 million during the year ended December 31, 2025, of which approximately $30,000 was reflected within accounts payable as of December 31, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board.

13.	Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as described in Note 4, Significant Strategic Collaborations.

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

Based on this evaluation our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B – OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2026 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2025 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2026 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2025 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2026 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2025 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2026 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2025 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the Company’s definitive proxy statement or information statement to be filed with the SEC in connection with the Company’s 2026 Annual Meeting of Stockholders within 120 days of the end of the Company’s fiscal year ended December 31, 2025 and is incorporated herein by reference, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of this Annual Report on Form 10-K:

	•	Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8;
	•	Financial Statement Schedules: All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits: The exhibits which are filed or furnished with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page 60 which is incorporated herein by reference.

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation	S-1	11/21/2011	3.1
3.2	Certificate of Amendment to Articles of Incorporation	8-K	02/12/2013	3.1
3.3	Certificate of Amendment to Articles of Incorporation	8-K	02/27/2013	3.1
3.4	Certificate of Amendment to Articles of Incorporation	10-Q	01/10/2014	3.1
3.5	Certificate of Change Pursuant to NRS 78.209	10-Q	01/10/2014	3.2
3.6	Certificate of Amendment to Articles of Incorporation	8-K	09/30/2015	3.1
3.7	Amended and Restated Bylaws	8-K	02/27/2017	3.1
3.8	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	S-1/A	10/31/2016	3.9
3.9	Certificate of Change Pursuant to NRS 78.209	8-K	06/24/2019	3.1
3.10	Certificate of Amendment to Articles of Incorporation	8-K	06/24/2019	3.2
3.11	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.12
3.12	Certificate of Amendment to Articles of Incorporation	10-K	03/16/2021	3.13
3.13	Certificate of Amendment to Articles of Incorporation	10-K	03/22/2023	3.14
3.14	Certificate of Change to Articles of Incorporation	8-K	05/12/2023	3.1
4.1	Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	03/18/2025	4.1
4.2	Form of Common Stock Certificate of the Registrant	S-1/A	07/14/2016	4.1
4.3	Form of Common Stock Purchase Warrant	8-K	06/25/2019	4.1

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.1†	Form of Amended and Restated Xenetic Biosciences, Inc. Equity Incentive Plan, as amended, effective as of December 7, 2021	DEF14A	10/15/2021	Appendix A
10.2#	Agreement on Co-Development and the Terms of Exclusive License dated August 4, 2011 between Lipoxen plc, Lipoxen Technologies LTD and SynBio LLC	10-K/A	02/18/2015	10.18
10.3	Novation of Agreement on Co-Development and the Terms of Exclusive License, dated December 17, 2021, between Xenetic Biosciences (UK) Limited (formerly Lipoxen plc), Lipoxen Technologies Limited, SynBio LLC and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.3
10.4##	Exclusive License Agreement, dated December 20, 2021, between Lipoxen Technologies Limited and Public Joint-Stock Company Pharmsynthez	10-K	03/22/2022	10.4
10.5#	Subscription Agreement in respect of ordinary shares in the capital of Lipoxen plc dated August 4, 2011 between SynBio LLC and Lipoxen plc	10-K/A	02/18/2015	10.19
10.6#	Collaboration, License and Development Agreement, dated November 11, 2009, between Pharmsynthez ZAO and Lipoxen Technologies Ltd.	10-K/A	02/18/2015	10.20
10.7#	Exclusive Patent and Know How License and Manufacturing Agreement, dated August 4, 2011, between Lipoxen plc, Lipoxen Technologies Ltd and Serum Institute of India Limited	10-K/A	02/18/2015	10.21
10.8	Intellectual Property Assignment between Dmitry Genkin, FDS Pharma, Lipoxen Technologies Limited and Xenetic Biosciences Inc.	10-K	04/15/2015	10.1
10.9†	Employment Agreement, dated March 23, 2017 between Xenetic Biosciences, Inc. and James F. Parslow	8-K	04/04/2017	10.1
10.10†	Amendment to Employment Agreement, dated June 18, 2024, between James F. Parslow and Xenetic Biosciences, Inc.	10-Q	08/13/2024	10.3
10.11†	Form of Indemnity Agreement by and between Xenetic Biosciences, Inc. and each of its directors and executive officers	10-Q	08/14/2017	10.1
10.12#	Right to Sublicense Agreement, dated October 27, 2017, by and among Xenetic Biosciences, Inc., Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH	10-K	03/30/2018	10.46
10.13†	Form of Letter Agreement re. Appointment of Non – Employee, Independent Director of Xenetic Biosciences, Inc.	10-K	03/26/2020	10.51
10.14†	Form of Xenetic Biosciences, Inc. Stock Option Grant Notice	10-K	03/26/2020	10.52
10.15##	Exclusive Sublicense Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.1
10.16##	Exclusive License Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.2
10.17	Form of Subscription Agreement, dated April 26, 2022, between Xenetic Biosciences, Inc. and CLS Therapeutics LTD	10-Q	8/11/2022	10.3
10.18##	Statement of Work, dated June 30, 2022, between Xenetic Biosciences, Inc. and Catalent Pharma Solutions, LLC	10-Q	8/11/2022	10.4
10.19##	Research Funding and Option Agreement, dated March 17, 2023, between the Company and the Scripps Research Institute	10-Q	5/11/2023	10.1
10.20	First Amendment to Research Funding and Option Agreement, dated June 1, 2024, between Xenetic Biosciences, Inc. and the Scripps Research Institute	10-K	3/18/2025	10.29

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
10.21##	Second Amendment to Research Funding and Option Agreement, dated November 1, 2024, between Xenetic Biosciences, Inc. and the Scripps Research Institute	10-K	3/18/2025	10.30
10.22##	Third Amendment to Research Funding and Option Agreement, dated May 1, 2025, between Xenetic Biosciences, Inc. and the Scripps Research Institute	10-Q	8/12/2025	10.1
10.23##	Fourth Amendment to Research Funding and Option Agreement, dated November 1, 2025, between Xenetic Biosciences, Inc. and the Scripps Research Institute				X
10.24##	Consulting Agreement, dated January 1, 2025, between Xenetic Biosciences, Inc. and Dmitry Genkin	10-K	3/18/2025	10.31
10.25	First Amendment to Consulting Agreement, dated December 31, 2025, between Xenetic Biosciences, Inc. and Dmitry Genkin				X
16.1	Letter from Marcum LLP dated April 8, 2025	8-K	4/10/2025	16.1
19.1	Insider Trading Policy and Procedures	10-K	3/18/2025	19.1
21.1	List of Subsidiaries				X
23.1	Consent of CBIZ CPAs P.C.				X
23.2	Consent of Marcum LLP				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X
97.1	Policy Regarding the Mandatory Recovery of Compensation	10-K	3/21/2024	97.1
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline “XRBL” Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain confidential material contained in this document. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
##	Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

Date: March 12, 2026	By:	/s/ JAMES PARSLOW
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 12th day of March, 2026.

Signature	Title(s)

/s/ JAMES PARSLOW	Interim Chief Executive Officer and Chief Financial Officer
James Parslow	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
Date: March 12, 2026

/s/ GRIGORY BORISENKO	Director
Grigory Borisenko
Date: March 12, 2026

/s/ FIRDAUS JAL DASTOOR	Director
Firdaus Jal Dastoor
Date: March 12, 2026

/s/ Dmitry Genkin	Director
Dmitry Genkin
Date: March 12, 2026

/s/ ROGER KORNBERG	Director
Roger Kornberg
Date: March 12, 2026

Director
Moshe Mizrahy
Date: March 12, 2026

/s/ ALEXEY VINOGRADOV	Director
Alexey Vinogradov
Date: March 12, 2026

