Form 10-K/A
period 2025-12-31
Xenetic Biosciences, Inc.
filed 2026-04-24
CIK 1534525

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

As of April 17, 2026, the number of outstanding shares of the registrant’s common stock was 2,291,056.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will be filed later this year.

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

i

XENETIC BIOSCIENCES, INC.

2025 ANNUAL REPORT ON FORM 10-K/A

TABLE CONTENTS

ii

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is the name, age, position and brief biographies of each of our executive officers and directors as of April 17, 2026.

Name	Age	Position

Mr. James Parslow	61	Interim Chief Executive Officer, Chief Financial Officer and Corporate Secretary
Dr. Grigory Borisenko	57	Director(1)
Mr. Firdaus Jal Dastoor, FCS	73	Director (1), (2), (3)
Dr. Dmitry Genkin	57	Director
Dr. Roger Kornberg	78	Director (3)
Mr. Moshe Mizrahy	73	Director
Dr. Alexey Vinogradov	55	Director(1), (2)

__________________

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Our Board of Directors

During fiscal year 2025, the following served as a member of the Company’s Board of Directors: Dr. Grigory Borisenko, Firdaus Jal Dastoor, Dr. Dmitry Genkin, Dr. Roger Kornberg, Mr. Moshe Mizrahy and Alexey Vinogradov. Directors shall hold office for a one-year term or until their successors have been duly elected and qualified. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes can be filled by the affirmative vote of a majority of the directors then in office. Any director so elected, shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been duly elected and qualified.

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

For the fiscal year 2025, the Audit Committee was composed of three directors Mr. Dastoor (chair), Dr. Borisenko and Dr. Vinogradov. On April 21, 2026, Dr. Kornberg relaced Dr. Borisenko on the Audit Committee. The Audit Committee met six times during fiscal year 2025. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.xeneticbio.com/. The information on our website is not incorporated by reference into, or a part of, this Amendment or the Original Filing.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for the following: Dr. Genkin has not yet filed the initial Form 3 since his election to the Board.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table – 2024 - 2025

The following table sets forth, for the years ended December 31, 2025 and 2024, the compensation information for James Parslow, our Interim Chief Executive Officer and Chief Financial Officer We refer to Mr. Parslow as our “named executive officer.”

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
James Parslow,	2025	$400,000	$–	$–	$136,027	(3)	$536,027
Interim Chief Executive Officer & Chief Financial Officer	2024	$378,378	$67,280	$–	$35,510	(4)	$481,168

_______________

(1)	The amounts represent the aggregate grant date fair value of stock options granted in the applicable fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are set forth in Note 9 to our audited consolidated financial statements included in Item 8 of the Original Filing.
(2)	Represents incentive compensation payments earned.
(3)	Includes $22,027 for health and welfare plans and $14,000 employer matching 401(k) contribution. Includes a retention bonus earned in 2025 as further described within “Employment Agreements with our Named Executive Officer” below.
(4)

Includes $21,710 for health and welfare plans and $13,800 employer matching 401(k) contribution. Does not include a retention bonus earned in 2025 as further described within “Employment Agreements with our Named Executive Officer” below.

401(k) Plan

The Company provides all full-time employees, including our named executive officer, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee pre-tax contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 80 percent of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. The 401(k) plan matches 100% of employee contributions up to a maximum of 4% of employees’ salary. Matching contributions are fully vested at the time of contribution.

Outstanding Equity Awards at Fiscal Year-End – 2025

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officer at December 31, 2025.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable		Number of Securities Underlying Unexercised Options, Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
James Parslow	1,459	(1)	–		548.40	4/3/2027	–	–
	8,000	(2)	–		13.10	12/4/2029	–	–
	5,000	(3)	–		26.00	3/18/2031	–	–
	5,000	(4)	–		11.20	3/24/2032	–	–
	6,667	(5)	3,333	(5)	3.88	12/11/2033	–	–
	10,000	(6)	10,000	(6)	3.99	6/18/2034	–	–

________________

(1)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(2)	Vested one-third upon the first anniversary of the grant date, one-third upon the second anniversary of the grant date and one-third upon the third anniversary of the grant date.
(3)	Vested one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 18, 2022 and ending on March 18, 2024.
(4)	Vested one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing June 24, 2023 and ending on March 24, 2025.
(5)	Vests one-third upon the first anniversary of the grant date and the remaining two-thirds over eight equal quarterly installments commencing March 11, 2025 and ending on December 11, 2026.
(6)	Vests one-fourth upon grant date, one-fourth on the first anniversary of the grant date, one-fourth upon the second anniversary of the grant date and one-fourth upon the third anniversary of the grant date.

Pay Versus Performance Disclosure

The following tables and related disclosures provide information about (i) the “total compensation” of our CEO, and our other named executive officers (the “Other NEOs” or the “Non-CEO NEOs”), (ii) the “compensation actually paid” to our CEO and our Other NEOs, as calculated pursuant to the SEC’s pay-versus-performance rules, (iii) certain financial performance measures, and (iv) the relationship of the “compensation actually paid” to those financial performance measures.

.

This disclosure has been prepared in accordance with Item 402(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and does not necessarily reflect value actually realized by the executives or how our compensation committee evaluates compensation decisions in light of company or individual performance.

Year	Summary Compensation Table Total for CEO (1) ($)	Compensation Actually Paid to CEO (1)(2)(3) ($)	Summary Compensation Table Total for Former CEO (1) ($)	Compensation Actually Paid to Former CEO (1)(2)(3) ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4) ($)	Net Loss ($)
2025	$536,027	$525,528	$–	$–	$76.11	$(2,680,860)
2024	$481,168	$469,659	$673,144	$622,644	$30.93	$(3,960,275)
2023	$–	–	$563,494	$560,385	$16.91	$(4,134,578)

Year	Average Summary Compensation Table for Non-CEO NEOs (1) ($)	Average Compensation Actually Paid to Non-CEO NEOs(1)(2)(3) ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4) ($)	Net Loss ($)
2025	$–	$–	$76.11	$(2,680,860)
2024	$554,083	$521,224	$30.93	$(3,960,275)
2023	$434,774	$433,219	$16.91	$(4,134,578)

_______________

(1)	Effective May 16, 2024, James Parslow was appointed Interim CEO. Prior to that time, Jeffrey Eisenberg was the CEO for 2024 and 2023. The Non-CEO NEOs for whom average compensation is presented in this table for 2024 is Dr. Curtis Lockshin. The Non-CEO NEOs for whom average compensation is presented in this table for 2023 are James Parslow and Dr. Curtis Lockshin.
(2)	The amounts shown as Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table for each year, adjusted as described in footnote 3 below.
(3)	Compensation Actually Paid reflects the exclusions and inclusions for the CEO and the Non-CEO NEOs set forth below. Amounts excluded, which are set forth in the table below in the “Minus Stock and Option Awards from Summ. Comp. Table” columns below, represent the Stock Awards and Option Awards reported in the Stock Awards and Option Awards columns of the Summary Compensation Table for each applicable year. Amounts added back to determine Compensation Actually Paid are made up of the following components as applicable: (i) the fair value as of the end of the fiscal year of outstanding and unvested equity awards granted in that year; (ii) the change in fair value during the year of equity awards granted in prior years that remained outstanding and unvested at the end of the year; (iii) the fair value as of the vesting date of equity awards that were granted and vested in that year, if any and (iv) the change in fair value during the year through the vesting date of equity awards granted in prior years that vested during that year. The fair value at the end of the prior year of awards granted in any prior year that failed to meet applicable vesting conditions during the covered year are subtracted in 2024. There were no such awards that failed to meet applicable vesting conditions for the CEOs or the Non-CEO NEOs in 2025 or 2023. Equity values are calculated in accordance with ASC Topic 718.

Year	Summary Comp. Table Total for CEO	Minus Stock and Option Awards from Summ. Comp. Table	Plus Year-End Equity Value of Unvested Awards Granted During Year	Plus Change in Value of Unvested Awards Granted in Prior Years	Plus Change in Value of Vested Awards Granted During Year	Plus Change in Value of Prior Years’ Awards Vested During Year	Comp. Actually Paid to CEO
2025	$536,027	$–	$–	$(25,278)	$–	$14,779	$525,528
2024	$481,168	$67,280	$49,007	$(1,622)	$16,193	$(7,807)	$469,659

Year	Summary Comp. Table Total for Former CEO	Minus Stock and Option Awards from Summ. Comp. Table	Plus Year-End Equity Value of Unvested Awards Granted During Year	Plus Change in Value of Unvested Awards Granted in Prior Years	Plus Change in Value of Prior Years’ Awards Vested During Year	Comp. Actually Paid to Former CEO
2025	$–	$–	$–	$–	$–	$–
2024	$673,144	$–	$–	$(64,967)	$14,467	$622,644
2023	$563,494	$67,863	$59,661	$1,103	$3,990	$560,385

Year	Avg. Summary Comp. Table Total for Other NEOs	Minus Avg. Stock and Option Awards from Summ. Comp. Table	Plus Avg. Year- End Equity Value of Unvested Awards Granted During Year	Plus Avg. Change in Value of Unvested Awards Granted in Prior Years	Plus Avg. Change in Value of Prior Year’s Awards Vested During Year	Average Comp. Actually Paid to Other NEOs
2025	$–	$–	$–	$–	$–	$–
2024	$554,083	$–	$–	$(33,544)	$685	$521,224
2023	$434,774	$33,932	$29,830	$552	$1,995	$433,219

For the equity values included in the above tables, the valuation assumptions used to calculate fair values of stock options were materially different from those disclosed at the time of the grant of the stock options. The assumptions used in determining fair value of the stock options that vested during 2023, 2024 and 2025, or that were outstanding as of December 31, 2023, December 31, 2024 or December 31, 2025, as applicable, are as follows:

	Options Vested During Year or Outstanding on December 31 of:
	2025	2024	2023
Expected Volatility	73.94% - 99.67%	74.42% - 112.22%	105.80% - 121.52%
Risk-Free Interest Rate	3.54% - 4.03%	3.45% - 5.41%	3.54% - 4.80%
Expected Dividend Yield	0%	0%	0%
Expected Term (in years)	3.5 – 4.71	0.5 - 5.46	3.63 - 5.82

(4)	Total Shareholder Return illustrates the value, as of the last day of the indicated fiscal year of an investment of $100 in Xenetic common stock on December 31, 2022.

Description of Relationship Between NEO Compensation Actually Paid and Company Total Shareholder Return (“TSR”) and Net Loss

The Compensation Actually Paid to our CEO increased in 2025 primarily due to a retention bonus paid in 2025, which corresponded to an increase in the Company’s TSR and decrease in Net Loss in 2025. The Compensation Actually Paid to our CEO and the average of Compensation Actually Paid to our Non-CEO NEOs increased in 2024 and 2023, which corresponded to the increase in the Company’s TSR and decrease in Net Loss in 2024 and 2023, respectively. The Compensation Actually Paid for both our former CEO and Non-CEO NEOs in 2024 increased primarily due to severance commitments incurred in 2024. The CEO and Non-CEO NEOs Non-Equity Incentive Plan Compensation is determined based on our strategic, financial and operating performance objectives that have been established by the Compensation Committee. While not directly tied to stock price performance and/or net loss, these performance objectives have been established as core drivers of TSR.

Employment Agreements with our Named Executive Officer

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

On May 16, 2024, the Board appointed Mr. Parslow to the position of Interim Chief Executive Officer, in addition to his role as the Company’s Chief Financial Officer. In connection with the foregoing, on June 18, 2024, the Company and Mr. Parslow entered into an amendment (the “Parslow Employment Amendment”) to the Parslow Employment Agreement, to provide for, effective as of May 16, 2024: (i) certain changes to Mr. Parslow’s title and responsibilities; (ii) an increase in Mr. Parslow’s base salary to $400,000; (iii) a $100,000 cash retention bonus if Mr. Parslow remains employed with the Company for a ten month period; and (iv) a stock option grant to Mr. Parslow to purchase 20,000 shares of common stock of the Company with an exercise price equal to the fair market value of the Company’s common stock on the effective date of the Parslow Employment Amendment. Such option grant was issued pursuant to the terms and conditions of the Company’s Amended and Restated Equity Incentive Plan, and shall vest one-fourth on the grant date and one-fourth upon the first, second and third anniversaries of the grant date, provided Mr. Parslow remains employed with the Company on the applicable vesting date. All other terms of the Parslow Employment Agreement remain in full force and effect.

Potential Payments Upon Termination or Change of Control

Our named executive officer may be entitled to payments upon termination or change of control. The details of such payments are included in the description of their employment agreements above.

Director Compensation

Each of our non-employee, independent directors is currently entitled to receive an annual retainer of $43,000, payable in equal quarterly installments, an option to acquire 2,500 shares of the Company’s common stock upon initial appointment to the Board, and an additional option to acquire 2,500 shares each year thereafter on the date of the later of the Company’s annual meeting of stockholders and December 31st of each year. All members of our Board are reimbursed for their usual and customary expenses incurred in connection with their service on the Board, including out-of-pocket expenses, transportation, and airfare on the Company’s business.

Equity Award Grant Practices

We do not currently have any policies or procedures that require us to grant equity awards, including stock options, to executive officers on specified dates. Equity awards to executive officers are granted at such times as determined in the discretion of the Compensation Committee. Neither the Compensation Committee nor the Board of Directors takes material nonpublic information into account when determining the timing and terms of equity awards, including stock options, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, we did not grant any equity awards to any of our NEOs within four business days prior to or one business day after making any filing on Forms 10-K, 10-Q or 8-K (other than a current report on Form 8-K disclosing a new material option award grant under Item 5.02(e) of that form) that disclosed any material non-public information.

Director Compensation Table

The following table sets forth information for the year ended December 31, 2025 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)

Dr. Grigory Borisenko	43,000	–	4,452	–	47,452
Firdaus Jal Dastoor	43,000	–	4,452	–	47,452
Dr. Dmitry Genkin(3)	–	–	–	–	–
Dr. Roger Kornberg	43,000	–	4,452	–	47,452
Mr. Moshe Mizrahy(3)	–	–	–	–	–
Dr. Alexey Vinogradov	43,000	–	4,452	–	47,452

__________

(1)	The amounts represent the aggregate grant date fair value of stock options granted during 2025, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodology used to calculate the value of our stock options, see Note 9 to our audited financial statements included in Item 8 of the Original Filing.
(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2025:

Name	Option Awards (#)

Dr. Grigory Borisenko	10,000
Firdaus Jal Dastoor	17,917
Dr. Dmitry Genkin	–
Dr. Roger Kornberg	18,126
Mr. Moshe Mizrahy	2,500
Dr. Alexey Vinogradov	17,500

(3)	The Board determined that Dr. Genkin and Mr. Mizrahy are not independent directors, and as such, neither were eligible for compensation during fiscal year 2025.

See “Certain Related Person Transactions” below for compensation arrangements involving specific members of the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes set forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2026 for:

•	each person known by us to be the beneficial owner of more than 5% of our capital stock;
•	our named executive officer;
•	each of our directors; and
•	all executive officers and directors as a group.

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

The percentage of shares beneficially owned is computed on the basis of 2,291,056 shares of our common stock outstanding as of March 31, 2026, on an as-converted basis. Shares of our common stock that a person has the right to acquire within 60 days after March 31, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Xenetic Biosciences, Inc., at 945 Concord Street, Framingham, Massachusetts 01701.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Class Beneficially Owned
Named Executive Officer and Current Directors

James Parslow	36,959	(2)	1.6%
Dr. Grigory Borisenko(3)	7,500	(4)	*
Firdaus Jal Dastoor	15,417	(5)	*
Dr. Dmitry Genkin(3)	215,964	(6)	9.4%
Dr. Roger Kornberg	15,626	(7)	*
Moshe Mizrahy	2,500	(8)	*
Alexey Vinogradov	33,679	(9)	1.5%
All current executive officers and directors as a group (7 persons)	180,145	(10)	7.6%
5% Current Stockholders
CLS Therapeutics Ltd.	147,500	(6)	6.4%
Renaissance Technologies, LLC	178,509	(11)	7.8%

_______________________

*	Represents beneficial ownership of less than one percent (1%).
(1)	Unless otherwise indicated below, this table is based upon corporate records, information supplied by officers, directors and, in the case of principal stockholders, information provided by our transfer agent.
(2)	The total beneficial ownership consists of 36,959 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2026.
(3)	Dr. Borisenko was employed by Rusnano LLC, an entity affiliated with Pharmsynthez, through March 31, 2022. Dr. Dmitry Genkin and Dr. Alexey Vinogradov are on the board of directors of Pharmsynthez, with Dr. Genkin serving as Executive Chairman. Refer to the “Transactions with Related Persons” section below for additional information with respect to certain related party transactions involving Dr. Genkin, Dr. Vinogradov and Pharmsynthez (including its wholly owned subsidiaries).
(4)	The total beneficial ownership consists of 7,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2026.
(5)	The total beneficial ownership consists of 15,417 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2026.
(6)	Based on the Schedule 13D/A filed with the SEC on March 18, 2024 by CLS Therapeutics Ltd., a limited company organized under the laws of Guernsey, United Kingdom (“CLS”), CLS Therapeutics, LLC, a Delaware limited liability company and subsidiary of CLS (“CLS LLC”), Dmitry Genkin (“Genkin”), Victor Tets (“VT”), Georgy Tets (“GT”) and M. Scott Maguire (“Maguire”) (the “CLS 13D”): CLS has sole voting and dispositive power as to 147,500 shares of common stock, which includes 85,000 shares of common stock owned by CLS LLC; CLS LLC has sole voting and dispositive power as to 85,000 shares of common stock; Genkin has sole voting and dispositive power as to 68,464 shares of common stock and shared voting and dispositive power as to 147,500 shares of common stock; VT and GT each have shared voting and dispositive power as to 147,500 shares of common stock; and Maguire has sole voting and dispositive power as to 3,800 shares of common stock, and shared voting and dispositive power as to 2,202 shares of common stock. CLS, as the ultimate parent of CLS LLC, may exercise voting and dispositive power over the shares owned by CLS LLC, and as such, may be deemed the beneficial owner of such shares. Genkin, VT and GT may exercise voting and dispositive power over the shares owned by CLS and CLS LLC, and as such, may be deemed to be the beneficial owner of such shares. According to the 13D, the address of Genkin is Piazzale Baracca 2, Milan, Italy; the address of CLS is PO Box 175, Frances House, Sir William Place, St. Peter Port Guernsey, GY1 4HQ; and the address of CLS LLC, VT and GT is 180 Varick Street, New York, NY 10014.
(7)	The total beneficial ownership consists of 15,626 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2026.
(8)	The total beneficial ownership consists of 2,500 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2026.
(9)	The total beneficial ownership consists of 18,679 shares of common stock owned directly and 15,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2026.
(10)	The total beneficial ownership consists of 87,143 shares of common stock owned directly and 93,002 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2026.
(11)	Based on the Schedule 13G filed with the SEC on February 12, 2026 by Renaissance Technologies LLC, a Delaware limited liability company, and Renaissance Technologies Holdings Corporation, a Delaware Corporation. According to the 13G, the address of Renaissance is 800 Third Avenue New York, New York 10022, and each of Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation has sole voting and dispositive power as to 178,509 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025 with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	114,163	(1)	$11.17	137,985
Equity compensation plans not approved by security holders	1,459	(2)	548.40	–
Total	115,622		$17.95	137,985
____________________

(1)	Consists of 114,163 shares of our common stock to be issued upon the exercise of outstanding stock options under the Xenetic Biosciences, Inc. Amended and Restated Equity Incentive Plan (“Equity Plan.”)
(2)	Represents inducement award granted to Mr. Parslow in 2017 in connection with his employment with the Company that was not covered under the Equity Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The option has a ten-year term and is fully vested.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended December 31, 2025 and December 31, 2024, there was not, nor is there any currently proposed transaction or series of similar transactions to which Xenetic was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any executive officer, director or holder of more than 5% of any class of voting securities of Xenetic and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” above and as disclosed below.

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

Certain Related Person Transactions

PJSC Pharmsynthez

Pharmsynthez directly, and indirectly through its wholly-owned subsidiary SynBio LLC (“SynBio”), had a share ownership in the Company of approximately 2% of the total outstanding common stock at March 31, 2026. In addition to its common stock ownership, Pharmsynthez holds approximately 1.5 million shares of our outstanding Series B Preferred Stock at March 31, 2026. In addition, two of our current directors, Dr. Dmitry Genkin and Dr. Alexey Vinogradov serve on the board of directors of Pharmsynthez, with Dr. Genkin serving as Executive Chairman, and, prior to March 31, 2022, Dr. Grigory Borisenko, one of our current directors, was employed as the Investment Director of Rusnano LLC, an entity affiliated with Pharmsynthez.

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

Through December 31, 2025, Pharmsynthez continued to engage in research and development activities with no resultant commercial products. Pharmsynthez received regulatory approval to commence a Phase II(b)/III human clinical trial of ErepoXen (also known as Epolong) in Russia with patient recruitment completed in 2020. In December 2020, Pharmsynthez reported positive data from this trial of Epolong, a treatment for anemia in patients with chronic kidney disease leveraging the Company’s PolyXen technology. Pharmsynthez filed a registration dossier to obtain approval in Russia and informed the Company that it has received a response letter indicating certain deficiencies in the dossier. Pharmsynthez further informed the Company that it developed a gap mitigation strategy and is awaiting further feedback from regulatory authorities. The Company did not recognize revenue in connection with the Co-Development Agreement during the years ended December 31, 2025 and 2024.

Peri-Ness Technologies Ltd.

During the fourth quarter of 2024, the Company entered into a clinical trial services agreement with PeriNess Ltd. (“PeriNess”) to advance the Company’s development program for its systemic DNase I technology in Israeli medical centers. One of our directors, Dr. Dmitry Genkin, is a significant shareholder of PeriNess and another of our directors, Mr. Moshe Mizrahy, is a majority shareholder and director of PeriNess. The services to be provided under this agreement are estimated to be approximately $0.3 million. The Company has incurred approximately $0.2 million under this agreement through December 31, 2025.

Consulting Services Agreement with Dr. Dmitry Genkin

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board, to provide consulting services related to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company paid Dr. Genkin approximately $0.4 million during the year ended December 31, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Dastoor, Dr. Kornberg, Dr. Vinogradov and Dr. Borisenko. In making these determinations, the Board considered the current and prior relationships that each non-employee director had with the Company and all other facts and circumstances our Board deemed relevant in determining independence, including those transactions set forth in the “Certain Related Person Transactions” section of this Form 10-K/A, as previously disclosed with the SEC.

During fiscal year 2025, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as independence is currently defined in Rule 5605 of the Nasdaq listing standards). In addition, all current members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are independent (as independence is currently defined in Rule 5605 of the Nasdaq listing standards).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2025 by CBIZ CPAs P.C. and December 31, 2024, by Marcum LLP, the Company’s principal accountants in each respective year.

	2025	2024
Audit Fees	$165,000	$160,000
Audit-Related Fees	43,000	5,000
Tax Fees	–	–
All Other Fees	–	–
	$208,000	$165,000

Audit Fees

Audit fees include the total fees incurred in connection with the audit of our annual consolidated financial statements for each of the years ended December 31, 2025 and 2024.

Audit-Related Fees

Audit related fees during the year ended December 31, 2025 include fees incurred in connection with comfort letters issued in connection with our underwritten public offering in October 2025. Audit related fees during the year ended December 31, 2024 include fees incurred in connection with our S-3 registration statement.

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

Our Audit Committee approved and retained CBIZ CPAs P.C. to audit our consolidated financial statements for 2025. Our Audit Committee reviewed all services provided by CBIZ CPAs P.C.in 2025 and concluded that the services provided were compatible with maintaining its independence.

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

EXHIBIT INDEX

Exhibit No.	Exhibit Index	Form	Filing Date	Exhibit Number	Filed Herewith
31.3	Certification of Principal Executive Officer, as required by Rule 13a-14(a) and Rule 15d-14(a)				X
31.4	Certification of Principal Financial Officer, as required by Rule 13a-14(a) and Rule 15d-14(a)				X
101.INS	Inline XBRL Instance Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the inline document and included in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENETIC BIOSCIENCES, INC.

Date: April 24, 2026	By:	/s/ JAMES PARSLOW
James Parslow
Interim Chief Executive Officer

