Form 10-Q
period 2026-03-31
Xenetic Biosciences, Inc.
filed 2026-05-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, the number of outstanding shares of the registrant’s common stock was 2,291,056.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$7,347,255	$7,883,632
Prepaid expenses and other	247,815	166,294
Total current assets	7,595,070	8,049,926

Other assets	313,921	313,921
Total assets	$7,908,991	$8,363,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$558,808	$258,109
Accrued expenses and other current liabilities	399,431	709,916
Total current liabilities	958,239	968,025

Total liabilities	958,239	968,025

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 1,454,545 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,454	1,454
Common stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 2,293,757 shares issued as of March 31, 2026 and December 31, 2025; 2,291,056 shares outstanding as of March 31, 2026 and December 31, 2025	2,294	2,294
Additional paid in capital	212,306,163	212,294,851
Accumulated deficit	(200,331,713)	(199,875,331)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	6,950,752	7,395,822
Total liabilities and stockholders' equity	$7,908,991	$8,363,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue:
Royalty revenue	$806,923	$593,261
Total revenue	806,923	593,261

Operating costs and expenses:
Research and development	(661,443)	(879,029)
General and administrative	(647,597)	(656,641)
Total operating costs and expenses	(1,309,040)	(1,535,670)

Loss from operations	(502,117)	(942,409)

Other (expense) income:
Other (expense) income	(21)	78
Interest income, net	45,756	39,190
Total other income, net	45,735	39,268

Net loss	$(456,382)	$(903,141)

Basic and diluted net loss per share	$(0.20)	$(0.59)

Weighted-average shares of common stock outstanding, basic and diluted	2,291,056	1,542,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2026

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2026	1,454,545	$1,454	2,293,757	$2,294	$212,294,851	$(199,875,331)	$253,734	$(5,281,180)	$7,395,822
Share-based expense	–	–	–	–	11,312	–	–	–	11,312
Net loss	–	–	–	–	–	(456,382)	–	–	(456,382)
Balance as of March 31, 2026	1,454,545	$1,454	2,293,757	$2,294	$212,306,163	$(200,331,713)	$253,734	$(5,281,180)	$6,950,752

THREE MONTHS ENDED MARCH 31, 2025

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity

Balance as of January 1, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,225,748	$(197,194,471)	$253,734	$(5,281,180)	$6,007,180
Share-based expense	–	–	–	–	19,251	–	–	–	19,251
Net loss	–	–	–	–	–	(903,141)	–	–	(903,141)
Balance as of March 31, 2025	1,804,394	$1,804	1,544,840	$1,545	$208,244,999	$(198,097,612)	$253,734	$(5,281,180)	$5,123,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(456,382)	$(903,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	11,312	19,251
Changes in operating assets and liabilities:
Prepaid expenses and other	(81,521)	108,334
Accounts payable, accrued expenses and other liabilities	(9,786)	(226,336)
Net cash used in operating activities	(536,377)	(1,001,892)

Net change in cash	(536,377)	(1,001,892)
Cash at beginning of period	7,883,632	6,165,568

Cash at end of period	$7,347,255	$5,163,676

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

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

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various United States (“U.S.”) federal trademark registrations and applications along with unregistered trademarks and service marks, including but not limited to XCART™, OncoHist™, PolyXen™, ErepoXen™, and ImuXen™, which may be used throughout this Quarterly Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. In addition, the Company raised $4.0 million in an underwritten offering of common stock in October 2025. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes it will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Recent Developments

The Company and its board of directors (the “Board”) have initiated a formal strategic review process with the assistance of outside financial and legal advisors. The Company is considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”, share exchange or similarly structured transaction. An independent committee of the Board has engaged in discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on the Company’s stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of the Company’s outstanding common stock following consummation of the potential transaction. Given the current stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if the Company does enter into definitive agreements with respect to a potential transaction, the Company expects that consummation of the potential transaction would be subject to a number of conditions, including approval by the Company’s stockholders and Nasdaq, and other customary conditions, which would be out of the Company’s control and may never be satisfied. The Company remains committed to advancing its DNase technology and does not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

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

3.	Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed consolidated interim financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, and amended on April 24, 2026.

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

Segment Information

The Company is required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CODM, who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the condensed consolidated net loss for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$806,923	$593,261
Program expenses(1)	658,229	875,798
Non-program expenses(2)	511,055	422,515
Salaries and wages	128,444	218,106
Other segment items(3)	(34,423)	(20,017)
Net loss	$(456,382)	$(903,141)

(1)	Includes external research and development.
(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.
(3)	Includes stock-based compensation expense, interest income and other expense (income).

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

For the three months ended March 31, 2026 and 2025, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.8 million and $0.6 million were recorded as revenue during the three months ended March 31, 2026 and 2025, respectively, and are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform current Good Manufacturing Practices manufacturing of the Company’s recombinant protein, human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent’s standard terms and conditions. The Company has paid Catalent approximately $3.0 million through March 31, 2026, of which $28,000 and $53,000 has been recognized as an advance payment and is included in prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025, respectively, and approximately $0.1 million has been recognized as a liability and is included in accrued expenses and other current liabilities as of both March 31, 2026 and December 31, 2025. In addition, approximately $0.3 million has been recognized as long-term within other assets as of both March 31, 2026 and December 31, 2025.

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

Effective May 1, 2025, the Company and Scripps Research entered into a Third Amendment to the Agreement (the “Third Amendment”), pursuant to which the Company expanded the services to be performed under the Agreement and provided Scripps Research additional funding in an aggregate amount of up to approximately $0.4 million to fund continuing research. The research funding was payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provided for an initial payment of approximately $70,000 on the date of the Third Amendment and subsequent monthly payments of approximately $70,000 over a 5-month period. All other terms of the Agreement remained unchanged.

Effective November 1, 2025, the Company and Scripps Research entered into a Fourth Amendment to the Agreement (the “Fourth Amendment”), pursuant to which the Company extended and expanded the services to be performed under the Agreement and provided Scripps Research with additional funding in an aggregate amount of up to approximately $0.3 million. The research funding was payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provided for an initial payment of approximately $85,000 on the effective date of the Fourth Amendment and subsequent monthly payments of approximately $85,000 over a 3-month period. All other terms of the Agreement remained unchanged.

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

The Company paid Scripps Research approximately $2.0 million under the Agreement through March 31, 2026, of which approximately $0.1 million was included in accounts payable as of March 31, 2026 and $0.2 million was included in accrued expenses and other current liabilities as of December 31, 2025.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. UVA produced preclinical and translational data under the UVA Agreement and has investigated combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company is currently in discussions with UVA concerning potential expansion of the scope of work under the UVA Agreement. The Company paid UVA approximately $0.6 million under the UVA Agreement through March 31, 2026, of which approximately $77,000 was recorded within accounts payable as of March 31, 2026 and approximately $31,000 was recorded within accrued expenses and other current liabilities as of December 31, 2025.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through March 31, 2026. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three months ended March 31, 2026 and 2025, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2026 and 2025.

6.	Stockholders’ Equity

Warrants

The Company has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both March 31, 2026 and December 31, 2025. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the three months ended March 31, 2026 and 2025.

7.	Share-Based Expense

Total share-based expense related to stock options was approximately $11,000 and $19,000 during each of the three months ended March 31, 2026 and 2025, respectively.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$–	$–
General and administrative expenses	11,312	19,251
	$11,312	$19,251

Employee Stock Options

No employee stock option awards to purchase shares of common stock were granted or exercised during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, options to purchase 102 shares of common stock and 25,836 shares of common stock expired, respectively. The Company recognized a total of approximately $11,000 and $19,000 of share-based expense related to employee stock options during each of the three months ended March 31, 2026 and 2025.

Non-Employee Stock Options

There were no non-employee options outstanding as of both March 31, 2026 and December 31, 2025. There were no non-employee stock options granted or exercised during the three months ended March 31, 2026 and 2025. No non-employee stock option grants expired during the three months ended March 31, 2026 and 2025. The Company did not recognize any share-based expense related to non-employee stock options during the three months ended March 31, 2026 and 2025.

8.	Income Taxes

During the three months ended March 31, 2026 and 2025, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $39.9 million and $39.8 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company did not record any unrecognized tax positions.

9.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with PeriNess Ltd. (“PeriNess”), Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as amended on April 24, 2026. The Company has paid PeriNess approximately $0.3 million to date under this contract through March 31, 2026. As of March 31, 2026 and December 31, 2025, approximately $50,000 was recorded as an advanced payment and included in prepaid expenses and other current assets. In addition, approximately $9,000 and $8,000 was reflected in accounts payable on the March 31, 2026 and 2025 consolidated balance sheet, respectively. No amounts were incurred in connection with agreements with Serum Institute and Pharmsynthez during the three months ended March 31, 2026 and 2025.

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board, to provide consulting services related to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company has paid Dr. Genkin approximately $0.5 million through March 31, 2026, of which approximately $30,000 was reflected within accounts payable as of both March 31, 2026 and December 31, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the three months ended March 31, 2026, was on the advancement of our DNase technology.

Recent Developments

We and our Board have initiated a formal strategic review process with the assistance of outside financial and legal advisors. We are considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets or a business combination, including a “reverse merger”. An independent committee of the Board has engaged in discussions with third parties regarding potential transactions. Any such completed transaction could have a significant impact on our stockholders, including if the transaction would result in the current investors of the counterparty holding a substantial majority of our outstanding common stock following consummation of the potential transaction. Given the current stage of such discussions, at this time there is no way to quantify the potential impact of a transaction, if any. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. In addition, if we do enter into definitive agreements with respect to a potential transaction, we expect that consummation of the potential transaction would be subject to a number of conditions, including approval by our stockholders and Nasdaq, and other customary conditions, which would be out of our control and may never be satisfied. We remain committed to advancing our DNase technology and do not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended March 31, 2026 and 2025

The comparison of our historical results of operations for the fiscal quarter ended March 31, 2026 to the fiscal quarter ended March 31, 2025 is as follows:

Description	Quarter Ended March 31, 2026	Quarter Ended March 31, 2025	Increase (Decrease)	Percentage Change
Revenue:
Royalty revenue	$806,923	$593,261	$213,662	36.0
Operating costs and expenses:
Research and development	(661,443)	(879,029)	(217,586)	(24.8)
General and administrative	(647,597)	(656,641)	(9,044)	(1.4)
Total operating costs and expenses	(1,309,040)	(1,535,670)	(226,630)	(14.8)
Loss from operations	(502,117)	(942,409)	(440,292)	(46.7)
Other (expense) income:
Other (expense) income	(21)	78	(99)	(126.9)
Interest income, net	45,756	39,190	6,566	16.8

Net loss	$(456,382)	$(903,141)	$(446,759)	(49.5)

Revenue

Revenue for the three months ended March 31, 2026 increased by approximately $0.2 million, or 36.0%, to approximately $0.8 million from approximately $0.6 million for the three months ended March 31, 2025. This increase represented an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2025 primarily due to royalties recognized from certain countries during the first quarter of 2026 compared to the same period in 2025.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended March 31, 2026 decreased by approximately $0.2 million, or 24.8%, to approximately $0.7 million from approximately $0.9 million in the comparable quarter in 2025. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended March 31, 2026 and 2025:

	Quarter Ended
Category of Expense	March 31, 2026	March 31, 2025
Outside services and contract research organizations	$658,229	$875,798
Other	3,214	3,231
Total research and development expense	$661,443	$879,029

The decrease in outside services and contract research organizations expense was primarily due to a decrease in pre-clinical and exploratory study costs both partially offset by an increase in manufacturing development efforts during the three months ended March 31, 2026 compared to the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 decreased by approximately $9,000, or 1.4%, to approximately $648,000 from approximately $657,000 in the comparable quarter in 2025. The decrease was primarily due to a decrease in personnel costs and share-based expense related to our interim Chief Executive Officer substantially offset by an increase in legal expense related to our strategic review process during the first quarter of 2026 compared to the same period in 2025.

Other (Expense) Income

Other expense was approximately $21 for the three months ended March 31, 2026 compared to approximately $78 of other income for the comparable quarter in 2025. This increase in other expense was primarily related to unfavorable changes in foreign currency exchange rates during the three months ended March 31, 2026 as compared to the same period in 2025.

Interest Income, net

Interest income, net increased to approximately $46,000 during the three months ended March 31, 2026 as compared to approximately $39,000 for the same period in the prior year. This increase is primarily due to higher average invested funds during the three months ended March 31, 2026 as compared to the same period in 2025.

Liquidity and Capital Resources

We incurred a net loss of approximately $456,000 for the three months ended March 31, 2026. We had an accumulated deficit of approximately $200.3 million at March 31, 2026, as compared to an accumulated deficit of approximately $199.9 million at December 31, 2025. Working capital was approximately $6.6 million at March 31, 2026, and approximately $7.1 million at December 31, 2025, respectively. During the three months ended March 31, 2026, our working capital decreased by approximately $445,000 primarily due to our net loss for the three months ended March 31, 2026.

Our principal source of liquidity consists of cash. At March 31, 2026, we had approximately $7.3 million in cash and $1.0 million in current liabilities. At December 31, 2025, we had approximately $7.9 million in cash and $1.0 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2026 totaled approximately $0.5 million, which was primarily due to our net loss for the period and, to a lesser extent, a decrease in accounts payable, accrued expenses and other liabilities. Cash flows used in operating activities for the three months ended March 31, 2025 totaled approximately $1.0 million, which was primarily due to our net loss for the period and, to a lesser extent, a decrease in accounts payable, accrued expenses and other liabilities due to payments made in accordance with severance arrangements.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2026 and 2025.

Cash Flows from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2026 and 2025.

Contractual Obligations and Commitments

As of March 31, 2026, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, as amended on April 24, 2026.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

See Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, as amended on April 24, 2026, for a discussion of recent accounting standards.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results and outcomes may differ materially from our estimates, judgments and assumptions. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, as amended on April 24, 2026.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as amended on April 24, 2026.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

May 12, 2026	By:	/s/ JAMES PARSLOW
James Parslow
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

