Form 10-Q
period 2026-06-30
Xenetic Biosciences, Inc.
filed 2026-08-06
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the number of outstanding shares of the registrant’s common stock was 2,343,181.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$6,471,766	$7,883,632
Prepaid expenses and other	182,311	166,294
Total current assets	6,654,077	8,049,926

Other assets	313,921	313,921
Total assets	$6,967,998	$8,363,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$322,537	$258,109
Accrued expenses and other current liabilities	572,440	709,916
Total current liabilities	894,977	968,025

Total liabilities	894,977	968,025

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 0 and 1,454,545 shares issued and outstanding as of June 30, 2026 and December 31, 2025	–	1,454
Common stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 2,345,882 and 2,293,757 shares issued as of June 30, 2026 and December 31, 2025; 2,343,181 and 2,291,056 shares outstanding as of June 30, 2026 and December 31, 2025	2,346	2,294
Additional paid in capital	212,359,529	212,294,851
Accumulated deficit	(201,261,408)	(199,875,331)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	6,073,021	7,395,822
Total liabilities and stockholders' equity	$6,967,998	$8,363,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Revenue:
Royalty revenue	$660,601	$589,897	$1,467,524	$1,183,158
Total revenue	660,601	589,897	1,467,524	1,183,158

Operating costs and expenses:
Research and development	(552,013)	(656,557)	(1,213,456)	(1,535,586)
General and administrative	(1,080,278)	(657,752)	(1,727,875)	(1,314,393)
Total operating costs and expenses	(1,632,291)	(1,314,309)	(2,941,331)	(2,849,979)
Loss from operations	(971,690)	(724,412)	(1,473,807)	(1,666,821)

Other income (expense):
Other (expense) income	(72)	1,477	(93)	1,555
Interest income, net	42,067	34,232	87,823	73,422
Total other income	41,995	35,709	87,730	74,977

Net loss	$(929,695)	$(688,703)	$(1,386,077)	$(1,591,844)

Basic and diluted net loss per share	$(0.41)	$(0.45)	$(0.60)	$(1.03)

Weighted-average shares of common stock outstanding, basic and diluted	2,294,364	1,542,139	2,292,719	1,542,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED JUNE 30, 2026

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of April 1, 2026	1,454,545	$1,454	2,293,757	$2,294	$212,306,163	$(200,331,713)	$253,734	$(5,281,180)	$6,950,752
Issuance of common stock in connection with restricted stock	–	–	7,000	7	(7)	–	–	–	–
Conversion of Series B Preferred Stock to common stock	(1,454,545)	(1,454)	45,125	45	1,409	–	–	–	–
Share-based expense	–	–	–	–	51,964	–	–	–	51,964
Net loss	–	–	–	–	–	(929,695)	–	–	(929,695)
Balance as of June 30, 2026	–	$–	2,345,882	$2,346	$212,359,529	$(201,261,408)	$253,734	$(5,281,180)	$6,073,021

SIX MONTHS ENDED JUNE 30, 2026

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2026	1,454,545	$1,454	2,293,757	$2,294	$212,294,851	$(199,875,331)	$253,734	$(5,281,180)	$7,395,822
Issuance of common stock in connection with restricted stock	–	–	7,000	7	(7)	–	–	–	–
Conversion of Series B Preferred Stock to common stock	(1,454,545)	(1,454)	45,125	45	1,409	–	–	–	–
Share-based expense	–	–	–	–	63,276	–	–	–	63,276
Net loss	–	–	–	–	–	(1,386,077)	–	–	(1,386,077)
Balance as of June 30, 2026	–	$–	2,345,882	$2,346	$212,359,529	$(201,261,408)	$253,734	$(5,281,180)	$6,073,021

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,386,077)	$(1,591,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	63,276	34,934
Changes in operating assets and liabilities:
Prepaid expenses and other	(16,017)	(151,900)
Other assets	–	313,921
Accounts payable, accrued expenses and other liabilities	(73,048)	9,167
Net cash used in operating activities	(1,411,866)	(1,385,722)

Net change in cash	(1,411,866)	(1,385,722)
Cash at beginning of period	7,883,632	6,165,568

Cash at end of period	$6,471,766	$4,779,846

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with restricted stock	$7	$–
Conversion of Series B preferred stock to common stock	$1,454	$–

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

Segment Information

The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the condensed consolidated net loss for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
	2026	2025
Revenue	$660,601	$589,897
Program expenses(1)	544,641	645,021
Non-program expenses(2)	856,035	486,895
Salaries and wages	179,651	166,710
Other segment items(3)	9,969	(20,026)
Net loss	$(929,695)	$(688,703)

	Six Months Ended June 30,
	2026	2025
Revenue	$1,467,524	$1,183,158
Program expenses(1)	1,202,870	1,520,819
Non-program expenses(2)	1,367,090	909,410
Salaries and wages	308,095	384,816
Other segment items(3)	(24,454)	(40,043)
Net loss	$(1,386,077)	$(1,591,844)

(1)	Includes external research and development.
(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.
(3)	Includes stock-based compensation expense, interest income and other (expense) income.

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

For the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.7 million and $1.5 million were recorded as revenue by the Company during the three and six months ended June 30, 2026, respectively, and approximately $0.6 million and $1.2 million were recorded as revenue by the Company during the three and six months ended June 30, 2025, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. The Company has paid Catalent approximately $3.0 million through June 30, 2026, of which approximately $28,000 has been recognized as an advance payment and is included in prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025, respectively, and approximately $0.1 million has been recognized as a liability and is included in accrued expenses and other current liabilities as of both June 30, 2026 and December 31, 2025. In addition, approximately $0.3 million was recognized within other assets as of both June 30, 2026 and December 31, 2025.

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

The Company paid Scripps Research approximately $2.4 million under the Agreement through June 30, 2026, of which approximately $0.1 million was included in accounts payable as of June 30, 2026 and $0.2 million was included in accrued expenses and other current liabilities as of December 31, 2025.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, will oversee the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. UVA produced preclinical and translational data under the UVA Agreement and has investigated combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company is currently in discussions with UVA concerning potential expansion of the scope of work under the UVA Agreement. The Company paid UVA approximately $0.6 million under the UVA Agreement through June 30, 2026, of which approximately $31,000 was recorded within accrued expenses and other current liabilities as of December 31, 2025. There were no amounts outstanding as of June 30, 2026.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company and its collaborative partners continue to engage in research and development activities with no resultant commercial products through June 30, 2026. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and six months ended June 30, 2026 and 2025, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments approximates fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

6.	Stockholders’ Equity

Series B Preferred Stock

The Company has designated 2,500,000 shares as Series B preferred stock with each share having a stated value of $4.00 per share (the “Series B Preferred Stock”). As of December 31, 2025 there were approximately 1.5 million shares of Series B Preferred Stock issued and outstanding, which were convertible into approximately 45,000 shares of common stock representing the issuable maximum that could be issued upon the conversion of the outstanding Series B Preferred Stock. During the three and six-months ended June 30, 2026, all of the issued and outstanding Series B Preferred Stock was converted into approximately 45,000 shares of common stock. As a result, there were no issued and outstanding shares of Series B Preferred Stock as of June 30, 2026. There were no conversions during the three and six months ended June 30, 2025.

Warrants

The Company has warrants to purchase approximately 800 shares of the Company’s common stock outstanding as of both June 30, 2026 and December 31, 2025. These warrants have an exercise price of $29.09 per share of common stock and expire on July 3, 2026. None of these warrants were exercised or forfeited during the six months ended June 30, 2026 and 2025.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock grants was approximately $52,000 and $16,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $63,000 and $35,000 for the six months ended June 30, 2026 and 2025, respectively.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$–	$–	$–	$–
General and administrative expenses	51,964	15,683	63,276	34,934
	$51,964	$15,683	$63,276	$34,934

Employee Stock Options and Restricted Stock

No employee stock option awards to purchase shares of common stock were granted or exercised during the three and six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, options to purchase 102 shares of common stock expired. During the three and six months ended June 30, 2025, options to purchase 64,062 shares and 89,878 shares of common stock expired. The Company granted restricted stock of 100,000 common shares during the three and six months ended June 30, 2026. No Restricted Stock was granted during the three and six months ended June 30, 2025. The Company recognized a total of approximately $52,000 and $16,000 of share-based expense related to employee stock options and restricted stock during the three months ended June 30, 2026 and 2025, respectively, and approximately $63,000 and $35,000 during the six months ended June 30, 2026 and 2025, respectively. Restricted stock of approximately 7,000 shares vested and were issued during the three and six months ended June 30, 2026. No restricted stock vested during the three and six months ended June 30, 2025.

Non-Employee Stock Options

There were no non-employee options outstanding as of both June 30, 2026 and December 31, 2025. No non-employee stock option grants expired during each of the three and six months ended June 30, 2026 and 2025. The Company did not recognize any share-based expense related to non-employee stock options during each of the three and six months ended June 30, 2026 and 2025.

8.	Income Taxes

During each of the three and six months ended June 30, 2026 and 2025, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $40.2 million and $39.9 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company did not record any unrecognized tax positions.

9.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with PeriNess Ltd. (“PeriNess”), Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as amended on April 24, 2026. The Company has paid PeriNess approximately $0.4 million to date under this contract through June 30, 2026. As of June 30, 2026 and December 31, 2025, approximately $50,000 was recorded as an advanced payment and included in prepaid expenses and other current assets. In addition, approximately $9,000 and $28,000 was reflected in accounts payable on the June 30, 2026 and December 31, 2025 consolidated balance sheets, respectively. No amounts were incurred in connection with agreements with Serum Institute and Pharmsynthez during the six months ended June 30, 2026 and 2025.

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board, to provide consulting services related to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company has paid Dr. Genkin approximately $0.5 million through June 30, 2026, of which approximately $30,000 was reflected within accounts payable as of both June 30, 2026 and December 31, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board.

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

These forward-looking statements include, but are not limited to, statements concerning: anticipated effects of geopolitical events, including the conflicts in Ukraine and the Middle East and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; the uncertainty surrounding government actions, as well as any changes to existing or newly proposed legislation that may affect the healthcare regulatory space; our expectations regarding the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipts of royalty and other future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to advance innovative immune-oncology technologies addressing difficult to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) technology, such as regarding the DNase technology being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”); our expectations to focus our efforts and resources on advancing the DNase technology into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors; and our expectations regarding our PolyXen™ platform and any partnerships with respect thereto.

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the six months ended June 30, 2026, was on the advancement of our DNase technology.

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

RESULTS OF OPERATIONS

Comparison of Quarter Ended June 30, 2026 and 2025

The comparison of our historical results of operations for the fiscal quarter ended June 30, 2026 to the fiscal quarter ended June 30, 2025 is as follows:

Description	Quarter Ended June 30, 2026	Quarter Ended June 30, 2025	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$660,601	$589,897	$70,704	12.0
Operating costs and expenses:
Research and development	(552,013)	(656,557)	(104,544)	(15.9)
General and administrative	(1,080,278)	(657,752)	422,526	64.2
Total operating costs and expenses	(1,632,291)	(1,314,309)	317,982	24.2
Loss from operations	(971,690)	(724,412)	247,278	34.1
Other income (expense):
Other (expense) income	(72)	1,477	(1,549)	(104.9)
Interest income, net	42,067	34,232	7,835	22.9

Net loss	$(929,695)	$(688,703)	$240,992	35.0

Revenue

Revenue for the three months ended June 30, 2026 increased by approximately $0.1 million, or 12.0%, to approximately $0.7 million from approximately $0.6 million for the three months ended June 30, 2025. This increase represented an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2025 primarily due to royalties recognized from certain countries during the second quarter of 2026 compared to the same period in 2025.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended June 30, 2026 decreased by approximately $0.1 million, or 15.9%, to approximately $0.6 million from $0.7 million in the comparable quarter in 2025. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended June 30, 2026 and 2025:

	Quarter Ended,
Category of Expense	June 30, 2026	June 30, 2025
Outside services and contract research organizations	$544,641	$645,021
Other	7,372	11,536
Total research and development expense	$552,013	$656,557

The decrease in outside services and contract research organizations expense was primarily due to a decrease in manufacturing development efforts and, to a lesser extent, a decrease in consulting costs during the three months ended June 30, 2026 compared to the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 increased by approximately $0.4 million, or 64.2%, to approximately $1.1 million from approximately $0.7 million in the comparable quarter in 2025. The increase was primarily due to an increase in legal expense related to our strategic review process during the second quarter of 2026 compared to the same period in 2025.

Other (Expense) Income

Other expense was $72 for the three months ended June 30, 2026 compared to $1,477 of other income for the comparable quarter in 2025. This increase in other expense was primarily related to unfavorable changes in foreign currency exchange rates during the three months ended June 30, 2026 as compared to the same period in 2025.

Interest Income, net

Interest income, net increased to approximately $42,000 during the three months ended June 30, 2026 as compared to approximately $34,000 for the same period in the prior year. The increase is primarily due to higher average invested funds during the three months ended June 30, 2026 as compared to the same period in 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

The comparison of our historical results of operations for the six months ended June 30, 2026 to the six months ended June 30, 2025 is as follows:

Description	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$1,467,524	$1,183,158	$284,366	24.0
Operating costs and expenses:
Research and development	(1,213,456)	(1,535,586)	(322,130)	(21.0)
General and administrative	(1,727,875)	(1,314,393)	413,482	31.5
Total operating costs and expenses	(2,941,331)	(2,849,979)	91,352	3.2
Loss from operations	(1,473,807)	(1,666,821)	(193,014)	(11.6)
Other income (expense):
Other (expense) income	(93)	1,555	(1,648)	(106.0)
Interest income, net	87,823	73,422	14,401	19.6

Net loss	$(1,386,077)	$(1,591,844)	$(205,767)	(12.9)

Revenue

Revenue for the six months ended June 30, 2026 increased by approximately $0.3 million, or 24.0%, to approximately $1.5 million from approximately $1.2 million for the six months ended June 30, 2025. This increase represented an increase in royalty revenue related to our sublicense agreement with Takeda Pharmaceuticals Co. Ltd. as compared to the same period in 2025 primarily due to royalties recognized from certain countries during the six months ended June 30, 2026 compared to the same period in 2025.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2026 decreased by approximately $0.3 million, or 21.0%, to approximately $1.2 million from approximately $1.5 million in the comparable period in 2025. The table below sets forth the R&D costs incurred by the Company by category of expense for the six months ended June 30, 2026 and 2025:

	Six Months Ended,
Category of Expense	June 30, 2026	June 30, 2025
Outside services and contract research organizations	$1,202,870	$1,520,819
Other	10,586	14,767
Total research and development expense	$1,213,456	$1,535,586

The decrease in outside services and contract research organizations expense was primarily due to a decrease in spending in connection with our Israeli exploratory studies and, to a lesser extent, decreases in pre-clinical development efforts and consulting costs during the six months ended June 30, 2026 compared to the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 increased by approximately $0.4 million, or 31.5%, to approximately $1.7 million from approximately $1.3 million in the comparable period in 2025. The increase was primarily due to an increase in legal expense related to our strategic review process during the six months ended June 30, 2026 compared to the same period in 2025.

Other (Expense) Income

Other expense was $93 for the six months ended June 30, 2026 compared to approximately $1,555 of other income for the comparable period in 2025. This increase in other expense was primarily related to unfavorable changes in foreign currency exchange rates during the six months ended June 30, 2026 as compared to the same period in 2025.

Interest Income

Interest income, net increased to approximately $88,000 during the six months ended June 30, 2026 as compared to approximately $73,000 for the same period in the prior year. This increase is primarily due to higher average invested funds during the six months ended June 30, 2026 as compared to the same period in 2025.

Liquidity and Capital Resources

We incurred a net loss of approximately $1.4 million for the six months ended June 30, 2026. We had an accumulated deficit of approximately $201.3 million at June 30, 2026, as compared to an accumulated deficit of approximately $199.9 million at December 31, 2025. Working capital was approximately $5.8 million at June 30, 2026, and approximately $7.1 million at December 31, 2025. During the six months ended June 30, 2026, our working capital decreased by approximately $1.3 million primarily due to our net loss for the six months ended June 30, 2026.

Our principal source of liquidity consists of cash. At June 30, 2026, we had approximately $6.5 million in cash and approximately $0.9 million in current liabilities. At December 31, 2025, we had approximately $7.9 million in cash and $1.0 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

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

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2026 totaled approximately $1.4 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense. Cash flows used in operating activities for the six months ended June 30, 2025 totaled approximately $1.4 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense during the period. The decrease in other assets was due to the reclassification of long-term assets to prepaid expenses and other current assets as of June 30, 2025.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2026 and 2025.

Cash Flow from Financing Activities

There were no cash flows from financing activities for the six months ended June 30, 2026 and 2025.

Contractual Obligations and Commitments

As of June 30, 2026, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, as amended on April 24, 2026.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION

10.1	Restricted Stock Award Agreement between James Parslow and Xenetic Biosciences, Inc., dated April 21, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 24, 2026).
10.2*#	Consulting Agreement between RND Pharm Intel DOO and Xenetic Biosciences, Inc., dated April 29, 2026.
31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).
___________
*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.
#

Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) of the type that the registrant treats as private or confidential or would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

August 6, 2026	By:	/s/ JAMES PARSLOW
James Parslow Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

