Form 10-Q
period 2026-09-30
Xenetic Biosciences, Inc.
filed 2026-11-12
CIK 1534525

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, the number of outstanding shares of the registrant’s common stock was 2,343,181.

XENETIC BIOSCIENCES, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$5,809,635	$7,883,632
Prepaid expenses and other	194,055	166,294
Total current assets	6,003,690	8,049,926

Other assets	313,921	313,921
Total assets	$6,317,611	$8,363,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,407,865	$258,109
Accrued expenses and other current liabilities	496,181	709,916
Total current liabilities	1,904,046	968,025

Total liabilities	1,904,046	968,025

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized
Series B, $0.001 par value: 0 and 1,454,545 shares issued and outstanding as of September 30, 2026 and December 31, 2025	–	1,454
Common stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 2,345,882 and 2,293,757 shares issued as of September 30, 2026 and December 31, 2025; 2,343,181 and 2,291,056 shares outstanding as of September 30, 2026 and December 31, 2025	2,346	2,294
Additional paid in capital	212,395,551	212,294,851
Accumulated deficit	(202,956,886)	(199,875,331)
Accumulated other comprehensive income	253,734	253,734
Treasury stock	(5,281,180)	(5,281,180)
Total stockholders' equity	4,413,565	7,395,822
Total liabilities and stockholders' equity	$6,317,611	$8,363,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Royalty revenue	$725,257	$1,026,957	$2,192,781	$2,210,115
Total revenue	725,257	1,026,957	2,192,781	2,210,115

Operating costs and expenses:
Research and development	(520,663)	(756,482)	(1,734,119)	(2,292,068)
General and administrative	(1,943,746)	(815,209)	(3,671,621)	(2,129,602)
Total operating costs and expenses	(2,464,409)	(1,571,691)	(5,405,740)	(4,421,670)
Loss from operations	(1,739,152)	(544,734)	(3,212,959)	(2,211,555)

Other income (expense):
Other income	4,788	4,011	4,695	5,566
Interest income, net	38,886	30,783	126,709	104,205
Total other income	43,674	34,794	131,404	109,771

Net loss	$(1,695,478)	$(509,940)	$(3,081,555)	$(2,101,784)

Basic and diluted net loss per share	$(0.72)	$(0.33)	$(1.33)	$(1.36)

Weighted-average shares of common stock outstanding, basic and diluted	2,343,181	1,542,139	2,309,724	1,542,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2026

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of July 1, 2026	–	$–	2,345,882	$2,346	$212,359,529	$(201,261,408)	$253,734	$(5,281,180)	$6,073,021
Share-based expense	–	–	–	–	36,022	–	–	–	36,022
Net loss	–	–	–	–	–	(1,695,478)	–	–	(1,695,478)
Balance as of September 30, 2026	–	$–	2,345,882	$2,346	$212,395,551	$(202,956,886)	$253,734	$(5,281,180)	$4,413,565

NINE MONTHS ENDED SEPTEMBER 30, 2026

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Paid in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders' Equity
Balance as of January 1, 2026	1,454,545	$1,454	2,293,757	$2,294	$212,294,851	$(199,875,331)	$253,734	$(5,281,180)	$7,395,822
Issuance of common stock in connection with restricted stock	–	–	7,000	7	(7)	–	–	–	–
Conversion of Series B Preferred Stock to common stock	(1,454,545)	(1,454)	45,125	45	1,409	–	–	–	–
Share-based expense	–	–	–	–	99,298	–	–	–	99,298
Net loss	–	–	–	–	–	(3,081,555)	–	–	(3,081,555)
Balance as of September 30, 2026	–	$–	2,345,882	$2,346	$212,395,551	$(202,956,886)	$253,734	$(5,281,180)	$4,413,565

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

XENETIC BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,081,555)	$(2,101,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expense	99,298	50,789
Changes in operating assets and liabilities:
Prepaid expenses and other	(27,761)	(524,407)
Other assets	–	313,921
Accounts payable, accrued expenses and other liabilities	936,021	217,512
Net cash used in operating activities	(2,073,997)	(2,043,969)

Net change in cash	(2,073,997)	(2,043,969)
Cash at beginning of period	7,883,632	6,165,568

Cash at end of period	$5,809,635	$4,121,599

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with restricted stock	$7	$–
Conversion of Series B preferred stock to common stock	$1,454	$–

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

The Company, directly or indirectly, through its wholly-owned subsidiaries, Hesperix S.A. (“Hesperix”) and Xenetic Biosciences (U.K.) Limited (“Xenetic UK”), and the wholly-owned subsidiaries of Xenetic UK, Lipoxen Technologies Limited (“Lipoxen”), Xenetic Bioscience, Incorporated and SymbioTec, GmbH (“SymbioTec”), own various United States (“U.S.”) federal trademark registrations and applications along with unregistered trademarks and service marks, including but not limited to XCART, OncoHist, PolyXen, ErepoXen and ImuXen which may be used throughout this Quarterly Report. All other company and product names may be trademarks of the respective companies with which they are associated.

Going Concern and Management’s Plan

Management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company has incurred substantial losses since its inception and expects to continue to incur operating losses in the near-term. The Company believes that its existing resources will be adequate to fund the Company’s operations for a period of at least twelve months from the date of the issuance of these financial statements. In addition, the Company raised net proceeds of $4.0 million in an underwritten offering of common stock in October 2025. However, the Company anticipates it will need additional capital in the long-term to pursue its business initiatives. While the Company believes it will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in its product development programs, its ability to identify and enter into licensing or other strategic arrangements, its continued listing on the Nasdaq Stock Market (“Nasdaq”), and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond its control. The capital markets for the biotech industry can be highly volatile, which makes the terms, timing and extent of any future financing uncertain.

Share Exchange Agreement

On September 14, 2026, Xenetic entered into a Share Exchange Agreement (the “Exchange Agreement”) with Santersus AG, a Swiss corporation (Aktiengesellschaft) (“Santersus”), the sellers listed on Schedule I thereto (each, a “Seller,” and collectively with the holders of Santersus securities who subsequently become parties to the Exchange Agreement, the “Sellers”) and Santersus, in its capacity as representative of the Sellers, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, Xenetic will acquire the entire issued share capital of Santersus, with Santersus becoming a wholly owned subsidiary of Xenetic (the “Acquisition”).

At the closing of the Acquisition (the “Closing”), each issued and outstanding ordinary share of Santersus (the “Santersus Shares”) will be sold to Xenetic in exchange for a number of shares of Xenetic common stock, par value $0.001 per share (“Company Common Stock”), based on the exchange ratio set forth in the Exchange Agreement (the “Exchange Ratio”) rounded to the nearest whole share of Company Common Stock after aggregating all fractional shares of Company Common Stock issuable to each Seller. No fractional shares of Company Common Stock will be issued.

Immediately following the Closing, the holders of Santersus Shares are expected to own approximately 85% of the outstanding shares of Company Common Stock, with existing Xenetic stockholders owning the balance, on a fully diluted basis as calculated in the Exchange Agreement and assuming net cash (as defined in the Exchange Agreement) of $0 at the Closing. The final ownership percentages of the combined company that each party’s equity holders will own following the Closing are subject to certain adjustments as described in the Exchange Agreement, including the net cash calculation.

Completion of the Acquisition is subject to a number of conditions, including (i) approval by Xenetic’s stockholders; (ii) the effectiveness of a registration statement to register the shares issued in connection with the Acquisition and the absence of any related stop order; (iii) approval of the shares of Company Common Stock to be issued in the Acquisition for listing on Nasdaq, subject to official notice of issuance and consummation of the transactions contemplated by the Exchange Agreement; (iv) the accuracy of the representations and warranties, subject to certain materiality qualifications; (v) compliance by the parties with their respective covenants; (vi) no law or order preventing the Acquisition and related transactions; and (vii) certain other customary closing conditions. The Exchange Agreement contains certain termination rights for both Xenetic and Santersus, and further provides that upon termination of the Exchange Agreement under specified circumstances, Xenetic may be required to pay Santersus a termination fee of $500,000. In addition, under certain conditions, Xenetic and Santersus may each be required to reimburse the other party for fees and expenses up to $300,000.

Certain directors of Xenetic, Dr. Dmitry Genkin and Mr. Moshe Mizrahy, are affiliated with Santersus, with Dr. Genkin being a founder, shareholder, board member and Chief Scientific Officer of Santersus and Mr. Mizrahy being a shareholder and board member of Santersus. Because such directors of Xenetic are affiliated with Santersus, the Exchange Agreement and the Acquisition contemplated thereunder was evaluated and approved by Xenetic’s board of directors following a review and unanimous recommendation by the Special Committee of the board of directors, consisting solely of independent directors, as well as in consultation with an independent financial advisor. See Item 1A - Risk Factors, “Some Xenetic officers and directors have interests in the Acquisition that are different from our stockholders and that may influence them to support or approve the Acquisition without regard to the interests of our stockholders.”

2.	Risks and Uncertainties

Impact of Global Conflicts on Operations

The short and long-term implications of geopolitical events and global conflicts, including those in Ukraine and the Middle East, are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

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

Segment Information

The Company is principally engaged in pre-clinical research and development activities to advance its DNase technology. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as a single operating segment. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how best to deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the condensed consolidated net loss for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,
	2026	2025
Revenue	$725,257	$1,026,957
Program expenses(1)	520,105	751,179
Non-program expenses(2)	1,726,300	622,979
Salaries and wages	181,982	181,678
Other segment items(3)	(7,652)	(18,939)
Net loss	$(1,695,478)	$(509,940)

	Nine Months Ended September 30,
	2026	2025
Revenue	$2,192,781	$2,210,115
Program expenses(1)	1,722,975	2,271,998
Non-program expenses(2)	3,093,390	1,532,389
Salaries and wages	490,077	566,494
Other segment items(3)	(32,106)	(58,982)
Net loss	$(3,081,555)	$(2,101,784)

(1)	Includes external research and development.
(2)	Includes information technology, legal, intellectual property and other general and administrative expenses.
(3)	Includes stock-based compensation expense, interest income and other income.

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

For the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share are the same for each respective period due to the Company’s net loss position. Potentially dilutive, non-participating securities have not been included in the calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

4.	Significant Strategic Collaborations

Takeda Pharmaceutical Co. Ltd. (together with its wholly-owned subsidiaries, “Takeda”)

In October 2017, the Company granted to Takeda the right to grant a non-exclusive sublicense to certain patents related to the Company’s PolyXen technology that were previously exclusively licensed to Takeda in connection with products related to the treatment of blood and bleeding disorders. Royalty payments of approximately $0.7 million and $2.2 million were recorded as revenue by the Company during the three and nine months ended September 30, 2026, respectively, and approximately $1.0 million and $2.2 million were recorded as revenue by the Company during the three and nine months ended September 30, 2025, respectively. These payments are based on single digit royalties on net sales of certain covered products. The Company’s policy is to recognize royalty payments as revenue when they are reliably measurable, which is upon receipt of reports from Takeda. The Company receives these reports in the quarter subsequent to the actual sublicensee sales. At the time the revenue was received, there were no remaining performance obligations and all other revenue recognition criteria were met.

Catalent Pharma Solutions LLC (“Catalent”)

On June 30, 2022, the Company entered into a Statement of Work (the “SOW”) with Catalent to outline the general scope of work, timeline, and pricing pursuant to which Catalent will provide certain services to the Company to perform cGMP manufacturing of the Company’s recombinant protein, Human DNase I. The parties agreed to enter into a Master Services Agreement that will contain terms and conditions to govern the project contemplated by the SOW and that will supersede the addendum to the SOW containing Catalent's standard terms and conditions. The Company has paid Catalent approximately $3.0 million through September 30, 2026, of which approximately $28,000 has been recognized as an advance payment and is included in prepaid expenses and other current assets as of both September 30, 2026 and December 31, 2025 and approximately $0.1 million has been recognized as a liability and is included in accrued expenses and other current liabilities as of both September 30, 2026 and December 31, 2025. In addition, approximately $0.3 million was recognized within other assets as of both September 30, 2026 and December 31, 2025.

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

Effective March 1, 2026, the Company and Scripps Research entered into a Fifth Amendment to the Agreement (the “Fifth Amendment”), pursuant to which the Company extended and expanded the services to be performed under the Agreement and agreed to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.5 million. The research funding was payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provided for an initial payment of approximately $80,000 on the effective date of the Fifth Amendment and subsequent monthly payments of approximately $80,000 over a 5-month period. All other terms of the Agreement remained unchanged.

Effective September 1, 2026, the Company and Scripps Research entered into a Sixth Amendment to the Agreement (the “Sixth Amendment”), pursuant to which the Company extended and expanded the services to be performed under the Agreement and agreed to provide Scripps Research additional funding in an aggregate amount of up to approximately $0.5 million. The research funding is payable by the Company to Scripps Research on a monthly basis in accordance with a negotiated budget, which provides for an initial payment of approximately $80,000 on the effective date of the Sixth Amendment and subsequent monthly payments of approximately $80,000 over a 5-month period. All other terms of the Agreement remain unchanged.

The Company paid Scripps Research approximately $2.6 million under the Agreement through September 30, 2026, of which approximately $0.1 million was included in accounts payable as of September 30, 2026 and $0.2 million was included in accrued expenses and other current liabilities as of December 31, 2025.

University of Virginia (“UVA”)

On December 21, 2023, the Company entered into a Research Funding and Material Transfer Agreement with UVA (the “UVA Agreement”) to advance the development of our systemic DNase program. Under the terms of the UVA Agreement, in addition to advancing our existing intellectual property, the Company has an option to acquire an exclusive license to any new intellectual property arising from the DNase research program. Allan Tsung, MD, a member of the Company’s Scientific Advisory Board and Chair of the Department of Surgery at the UVA School of Medicine, oversaw the research conducted under the UVA Agreement. In November 2024, the Company and UVA entered into an amendment to extend the UVA Agreement through December 2025. UVA produced preclinical and translational data under the UVA Agreement and has investigated combinations of DNase I with immunotherapies in models of primary and metastatic colorectal cancer. The Company is currently in discussions with UVA concerning potential expansion of the scope of work under the UVA Agreement. The Company paid UVA approximately $0.6 million under the UVA Agreement through September 30, 2026, of which approximately $31,000 was recorded within accrued expenses and other current liabilities as of December 31, 2025. There were no amounts outstanding as of September 30, 2026.

Other Agreements

The Company has also entered into various research, development, license and supply agreements with Serum Institute of India (“Serum Institute”), PJSC Pharmsynthez (“Pharmsynthez”) and SynBio LLC (“SynBio”), a wholly owned subsidiary of Pharmsynthez. The Company’s collaborative partners continue to engage in research and development activities with no resultant commercial products through September 30, 2026. No amounts were recognized as revenue related to the Serum Institute, Pharmsynthez or SynBio agreements during the three and nine months ended September 30, 2026 and 2025, respectively.

5.	Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments approximate fair value due to their short maturities. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

6.	Stockholders’ Equity

Series B Preferred Stock

The Company has designated 2,500,000 shares as Series B preferred stock with each share having a stated value of $4.00 per share (the “Series B Preferred Stock”). As of December 31, 2025 there were approximately 1.5 million shares of Series B Preferred Stock issued and outstanding, which were convertible into approximately 45,000 shares of Company Common Stock representing the issuable maximum that could be issued upon the conversion of the outstanding Series B Preferred Stock. During the nine months ended September 30, 2026, all of the issued and outstanding Series B Preferred Stock was converted into approximately 45,000 shares of Company Common Stock. As a result, there were no issued and outstanding shares of Series B Preferred Stock as of September 30, 2026. There were no conversions during the three and nine months ended September 30, 2025.

Warrants

The Company had warrants to purchase approximately 800 shares of Company Common Stock outstanding as of December 31, 2025. These warrants had an exercise price of $29.09 per share of common stock and expired on July 3, 2026. As a result, all outstanding warrants were forfeited during the three and nine months ended September 30, 2026. None of these warrants were exercised or forfeited during the three and nine months ended September 30, 2025.

7.	Share-Based Expense

Total share-based expense related to stock options and restricted stock grants was approximately $36,000 and $16,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $0.1 million for both the nine months ended September 30, 2026 and 2025.

Share-based expense is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$–	$–	$–	$–
General and administrative expenses	36,022	15,855	99,298	50,789
	$36,022	$15,855	$99,298	$50,789

Employee Stock Options and Restricted Stock

No employee stock option awards to purchase shares of Company Common Stock were granted or exercised during each of the three and nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, options to purchase 102 shares of Company Common Stock expired. During the three and nine months ended September 30, 2025, options to purchase 1,585 shares and 91,463 shares of Company Common Stock, respectively, expired. The Company granted restricted stock of 100,000 common shares during the nine months ended September 30, 2026. No restricted stock was granted or outstanding during the nine months ended September 30, 2025.

The Company recognized a total of approximately $36,000 and $16,000 of share-based expense related to employee stock options and restricted stock during the three months ended September 30, 2026 and 2025, respectively, and approximately $99,000 and $51,000 during the nine months ended September 30, 2026 and 2025, respectively. Restricted stock of approximately 7,000 shares vested and were issued during the nine months ended September 30, 2026.

Non-Employee Stock Options

There were no non-employee options outstanding as of both September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2025, options to purchase 253 shares of Company Common Stock expired representing all non-employee stock options outstanding. The Company did not recognize any share-based expense related to non-employee stock options during each of the three and nine months ended September 30, 2026 and 2025.

8.	Income Taxes

During each of the three and nine months ended September 30, 2026 and 2025, there was no provision for income taxes as the Company incurred losses during both periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized. The valuation allowance against deferred tax assets was approximately $40.7 million and $39.9 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the Company did not record any unrecognized tax positions.

9.	Related Party Transactions

The Company has entered into various research, development, license and supply agreements with PeriNess Ltd. (“PeriNess”), Serum Institute and Pharmsynthez, each a related party whose relationship has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as amended on April 24, 2026. The Company has paid PeriNess approximately $0.4 million to date under this contract through September 30, 2026. As of September 30, 2026 and December 31, 2025, approximately $50,000 was recorded as an advance payment and included in prepaid expenses and other current assets. In addition, approximately $9,000 and $28,000 was reflected in accounts payable on the September 30, 2026 and December 31, 2025 consolidated balance sheets, respectively. No amounts were incurred in connection with agreements with Serum Institute and Pharmsynthez during each of the nine months ended September 30, 2026 and 2025.

During the first quarter of 2025, the Company entered into a Consulting Agreement with Dr. Dmitry Genkin, Chairman of our Board, to provide consulting services related to the Company’s DNase-based oncology program. This agreement was effective January 1, 2025 and the Company has paid Dr. Genkin approximately $0.6 million through September 30, 2026, of which approximately $30,000 was reflected within accounts payable as of both September 30, 2026 and December 31, 2025. Dr. Genkin does not receive any fees for his service as a member of the Board.

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

These forward-looking statements include, but are not limited to, statements concerning: the proposed Acquisition including our expectations regarding the timing and completion of the proposed Acquisition, anticipated effects of geopolitical events, including the conflicts in Ukraine and the Middle East and associated sanctions imposed by the United States (“U.S.”) and other countries in response; our plans to develop our proposed drug candidates; the uncertainty surrounding government actions, as well as any changes to existing or newly proposed legislation that may affect the healthcare regulatory space; our expectations regarding the nature, timing and extent of collaboration arrangements; the expected results pursuant to collaboration arrangements, including the receipt of royalty and other future payments that may arise pursuant to collaboration arrangements; the outcome of our plans to obtain regulatory approval of our drug candidates; the outcome of our plans for the commercialization of our drug candidates; our plans to advance innovative immune-oncology technologies addressing difficult to treat oncology indications; expectations regarding our Deoxyribonuclease (“DNase”) technology, such as regarding the DNase technology being in development for the treatment of solid tumors and being aimed at improving outcomes of existing treatments, including immunotherapies, by targeting neutrophil extracellular traps (“NETs”); our expectations to focus our efforts and resources on advancing the DNase technology into the clinic as an adjunctive therapy for pancreatic carcinoma and locally advanced or metastatic solid tumors; and our expectations regarding our PolyXen platform and any partnerships with respect thereto.

In some cases, these statements may be identified by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “seek,” “approximately,” “intend,” “predict,” “potential,” “projects,” “upcoming,” “opportunity,” “target” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

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

Some factors that could cause actual results to differ materially include without limitation:

•	risks and uncertainties related to the Acquisition, including:

°	the potential impacts of consummation of the Acquisition on Xenetic’s current business operations, anticipated business strategy and product development plans;
°	the risk that the conditions to the closing of the Acquisition are not satisfied, including the failure to timely obtain stockholder approval for the transaction, if at all;
°	uncertainties as to the timing of the consummation of the Acquisition and the ability of each of Xenetic and Santersus to consummate the Acquisition;
°	risks related to each party’s ability to manage its operating expenses and its expenses associated with the Acquisition pending closing;
°	risks related to the failure or delay in obtaining required approvals from any governmental or quasi-governmental entity necessary to consummate the Acquisition;
°	the risk that as a result of adjustments to the exchange ratio, Xenetic stockholders and Santersus stockholders could own more or less of the combined company than is currently anticipated;
°	risks related to the market price of Xenetic common stock relative to the value suggested by the exchange ratio;
°	unexpected costs, charges or expenses resulting from the Acquisition;
°	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Acquisition;
°	the uncertainties associated with Xenetic platform technologies, as well as risks associated with the clinical development and regulatory approval of product candidates, including potential delays in the commencement, enrollment and completion of clinical trials;
°	risks related to the inability of the combined company to obtain sufficient additional capital to continue to advance these product candidates and its clinical programs;
°	uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom;
°	risks related to the failure to realize any value from product candidates being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market;
°	risks associated with the possible failure to realize certain anticipated benefits of the Acquisition, including with respect to future financial and operating results;
°	risks related to the inability of the combined company to maintain compliance with Nasdaq listing requirements following Closing, and the potential need for the combined company to effect a reverse stock split of the Company Common Stock in order to satisfy Nasdaq listing requirements; and
°	risks related to the combined company raising additional working capital and financing its business;

•	uncertainty of the expected financial performance of the Company;
•	failure to realize the anticipated potential of the DNase technology;
•	our ability to implement our business strategy;
•	our failure to maintain compliance with the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”), including with respect to proposed Nasdaq rules;
•	our need to raise additional working capital in the future for the purpose of further developing our pipeline and to continue as a going concern;
•	our ability to finance our business;
•	our ability to successfully execute, manage and integrate key acquisitions and mergers;

•	product development and commercialization risks, including our ability to successfully develop the DNase technology;
•	the impact of adverse safety outcomes and clinical trial results for our therapies;
•	our ability to secure and maintain a manufacturer for our technologies;
•	the impact of new therapies and new uses of existing therapies on the competitive environment;
•	our ability to successfully commercialize our current and future drug candidates;
•	our ability to achieve milestone and other payments associated with our current and future co-development collaborations and strategic arrangements;
•	our reliance on consultants, advisors, vendors and business partners to conduct work on our behalf;
•	the impact of new technologies on our drug candidates and our competition;
•	changes in laws or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	our ability to attract and retain key personnel;
•	costs, diversion and other adverse effects of the actions of activist shareholders;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future;
•	general economic and business conditions, as well as inflationary trends and financial market instability or disruptions to the banking system due to bank failures;
•	the impact of natural disasters or public health emergencies, such as the COVID-19 global pandemic, and geopolitical events, such as the conflicts in Ukraine and the Middle East, and related sanctions and other economic disruptions or concerns, on our financial condition and results of operations; and
•	other factors set forth in the Risk Factors section of our Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (“SEC”).

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

We incorporate our patented and proprietary technologies into drug candidates currently under development with biotechnology and pharmaceutical industry collaborators to create what we believe will be the next-generation biologic drugs with improved pharmacological properties over existing therapeutics. Our drug candidates have resulted from our research activities or that of our collaborators and are in the development stage. As a result, we continue to commit a significant amount of our resources to our research and development activities and anticipate continuing to do so for the near future. To date, none of our drug candidates have received regulatory marketing authorization or approval in the U.S. by the Food and Drug Administration nor in any other countries or territories by any applicable agencies. We are receiving ongoing royalties pursuant to a license of our legacy PolyXen technology to an industry partner. Although we hold a broad patent portfolio, the focus of our internal efforts during the nine months ended September 30, 2026, was on the advancement of our DNase technology.

Recent Developments

On September 14, 2026, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Santersus AG, a Swiss corporation (Aktiengesellschaft) (“Santersus”), the sellers listed on Schedule I thereto (each, a “Seller,” and collectively with the holders of Santersus securities who subsequently become parties to the Exchange Agreement, the “Sellers”) and Santersus, in its capacity as representative of the Sellers, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Exchange Agreement, we will acquire the entire issued share capital of Santersus, with Santersus becoming a wholly owned subsidiary of Xenetic (the “Acquisition”).

The proposed Acquisition is expected to create a Nasdaq-listed, multi-indication clinical-stage company focused on targeting NETs. Increasing evidence implicates NETs in the pathology of diseases spanning critical care, autoimmune disease, transplantation and oncology. By combining two complementary approaches to targeting NETs, NucleoCapture®, which is designed to physically remove NETs from circulation, and Xenetic's DNase technology, which is designed to enzymatically degrade NETs in tissue - the combined company is expected to have a differentiated therapeutic platform capable of targeting NET-driven disease through two distinct modalities.

At the closing of the Acquisition (the “Closing”), each issued and outstanding ordinary share of Santersus (the “Santersus Shares”) will be sold to us in exchange for a number of shares of Xenetic common stock, par value $0.001 per share (“our Common Stock”), based on the exchange ratio set forth in the Exchange Agreement (the “Exchange Ratio”) rounded to the nearest whole share of our Common Stock after aggregating all fractional shares of our Common Stock issuable to each Seller. No fractional shares of our Common Stock will be issued.

Immediately following the Closing, the holders of Santersus Shares are expected to own approximately 85% of the outstanding shares of our Common Stock, with our existing stockholders owning the balance, on a fully diluted basis as calculated in the Exchange Agreement and assuming net cash (as defined in the Exchange Agreement) of $0 at the Closing. The final ownership percentages of the combined company that each party’s equity holders will own following the Closing are subject to certain adjustments as described in the Exchange Agreement, including the net cash calculation.

Completion of the Acquisition is subject to a number of conditions, including (i) approval by our stockholders; (ii) the effectiveness of a registration statement to register the shares issued in connection with the Acquisition and the absence of any related stop order; (iii) approval of the shares of our Common Stock to be issued in the Acquisition for listing on Nasdaq, subject to official notice of issuance and consummation of the transactions contemplated by the Exchange Agreement; (iv) the accuracy of the representations and warranties, subject to certain materiality qualification; (v) compliance by the parties with their respective covenants; (vi) no law or order preventing the Acquisition and related transactions; and (vii) certain other customary closing conditions. The Exchange Agreement contains certain termination rights for both us and Santersus, and further provides that upon termination of the Exchange Agreement under specified circumstances, we may be required to pay Santersus a termination fee of $500,000. In addition, under certain conditions, Xenetic and Santersus may each be required to reimburse the other party for fees and expenses up to $300,000.

Following the Closing, it is expected that the board of directors of the combined company will consist of eight members, two of whom will be designated by us and six of whom will be designated by Santersus, with the chairman of the board to be designated by Santersus. Following the Closing, the combined company is expected to continue to trade on Nasdaq as Santersus Bio, Inc. under the new ticker symbol “SNTS.”

Certain directors of Xenetic, Dr. Dmitry Genkin and Mr. Moshe Mizrahy, are affiliated with Santersus, with Dr. Genkin being a founder, shareholder, board member and Chief Scientific Officer of Santersus and Mr. Mizrahy being a shareholder and board member of Santersus. Because such directors of Xenetic are affiliated with Santersus, the Exchange Agreement and the Acquisition contemplated thereunder was evaluated and approved by Xenetic’s board of directors following a review and unanimous recommendation by the Special Committee of the board of directors, consisting solely of independent directors, as well as in consultation with an independent financial advisor. See Item 1A - Risk Factors, “Some Xenetic officers and directors have interests in the Acquisition that are different from our stockholders and that may influence them to support or approve the Acquisition without regard to the interests of our stockholders.”

Impact of the Global Events and Conflicts on Our Operations

The short and long-term implications of geopolitical events and global conflicts, including those in Ukraine and the Middle East, are difficult to predict at this time. The imposition of current and future sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business, financial condition, and results of operations.

RESULTS OF OPERATIONS

Comparison of Quarter Ended September 30, 2026 and 2025

The comparison of our historical results of operations for the fiscal quarter ended September 30, 2026 to the fiscal quarter ended September 30, 2025 is as follows:

Description	Quarter Ended September 30, 2026	Quarter Ended September 30, 2025	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$725,257	$1,026,957	$(301,700)	(29.4)
Operating costs and expenses:
Research and development	(520,663)	(756,482)	(235,819)	(31.2)
General and administrative	(1,943,746)	(815,209)	1,128,537	138.4
Total operating costs and expenses	(2,464,409)	(1,571,691)	892,718	56.8
Loss from operations	(1,739,152)	(544,734)	1,194,418	219.3
Other income (expense):
Other income	4,788	4,011	777	19.4
Interest income, net	38,886	30,783	8,103	26.3

Net loss	$(1,695,478)	$(509,940)	$1,185,538	232.5

Revenue

Revenue for the three months ended September 30, 2026 decreased by approximately $0.3 million, or 29.4%, to approximately $0.7 million from approximately $1.0 million for the three months ended September 30, 2025. This decrease represented a decrease in royalty revenue related to our sublicense agreement with Takeda Pharmaceutical Co. Ltd. as compared to the same period in 2025 primarily due to positive royalty adjustments recognized from certain countries during the third quarter of 2025 compared to the same period in 2026.

Research and Development Expenses

Research & development (“R&D”) expenses for the three months ended September 30, 2026 decreased by approximately $0.2 million, or 31.2%, to approximately $0.5 million from approximately $0.8 million in the comparable quarter in 2025. The table below sets forth the R&D costs incurred by the Company by category of expense for the quarters ended September 30, 2026 and 2025:

	Quarter Ended,
Category of Expense	September 30, 2026	September 30, 2025
Outside services and contract research organizations	$520,105	$751,179
Other	558	5,303
Total research and development expense	$520,663	$756,482

The decrease in outside services and contract research organizations expense was primarily due to a decrease in costs related to our manufacturing development efforts during the three months ended September 30, 2026 compared to the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 increased by approximately $1.1 million, or 138.4%, to approximately $1.9 million from approximately $0.8 million in the comparable quarter in 2025. The increase was primarily due to increases in legal and financial advisory services related to the proposed Acquisition with Santersus during the third quarter of 2026 compared to the same period in 2025.

Other Income

Other income was approximately $4,800 for the three months ended September 30, 2026 compared to approximately $4,000 of other income for the comparable quarter in 2025. This increase in other income was primarily related to favorable changes in foreign currency exchange rates during the three months ended September 30, 2026 as compared to the same period in 2025.

Interest Income, net

Interest income, net increased to approximately $39,000 during the three months ended September 30, 2026 as compared to approximately $31,000 for the same period in the prior year. The increase is primarily due to higher average invested funds during the three months ended September 30, 2026 as compared to the same period in 2025.

Comparison of Nine Months Ended September 30, 2026 and 2025

The comparison of our historical results of operations for the nine months ended September 30, 2026 to the nine months ended September 30, 2025 is as follows:

Description	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Increase (Decrease)	Percentage Change
Revenues:
Royalty revenue	$2,192,781	$2,210,115	$(17,334)	(0.8)
Operating costs and expenses:
Research and development	(1,734,119)	(2,292,068)	(557,949)	(24.3)
General and administrative	(3,671,621)	(2,129,602)	1,542,019	72.4
Total operating costs and expenses	(5,405,740)	(4,421,670)	984,070	22.3
Loss from operations	(3,212,959)	(2,211,555)	1,001,404	45.3
Other income (expense):
Other income	4,695	5,566	(871)	(15.6)
Interest income, net	126,709	104,205	22,504	21.6

Net loss	$(3,081,555)	$(2,101,784)	$979,771	46.6

Revenue

Revenue for the nine months ended September 30, 2026 decreased by approximately $17,000, or 0.8%, to approximately $2.2 million from approximately $2.2 million for the nine months ended September 30, 2025. This decrease represented a decrease in royalty revenue related to our sublicense agreement with Takeda Pharmaceutical Co. Ltd. as compared to the same period in 2025 primarily due to positive royalty adjustments recognized from certain countries during the nine months ended September 30, 2025 compared to the same period in 2026. These decreases were substantially offset by an increase in royalties from certain countries during the nine months ended September 30, 2026 compared to the same period in 2025.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2026 decreased by approximately $0.6 million, or 24.3%, to approximately $1.7 million from approximately $2.3 million in the comparable period in 2025. The table below sets forth the R&D costs incurred by the Company by category of expense for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended,
Category of Expense	September 30, 2026	September 30, 2025
Outside services and contract research organizations	$1,722,975	$2,271,998
Other	11,144	20,070
Total research and development expense	$1,734,119	$2,292,068

The decrease in outside services and contract research organizations expense was primarily due to decreases in costs in connection with our manufacturing development and pre-clinical development efforts, consulting and our Israeli exploratory studies during the nine months ended September 30, 2026 compared to the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 increased by approximately $1.5 million, or 72.4%, to approximately $3.7 million from approximately $2.1 million in the comparable period in 2025. The increase was primarily due to increases in legal and financial advisory services related to the Acquisition during the nine months ended September 30, 2026 compared to the same period in 2025.

Other Income

Other income was approximately $4,700 for the nine months ended September 30, 2026 compared to approximately $5,600 of other income for the comparable period in 2025. This decrease in other income was primarily related to unfavorable changes in foreign currency exchange rates during the nine months ended September 30, 2026 as compared to the same period in 2025.

Interest Income

Interest income, net increased to approximately $127,000 during the nine months ended September 30, 2026 as compared to approximately $104,000 for the same period in the prior year. This increase is primarily due to higher average invested funds during the nine months ended September 30, 2026 as compared to the same period in 2025.

Liquidity and Capital Resources

We incurred a net loss of approximately $3.1 million for the nine months ended September 30, 2026. We had an accumulated deficit of approximately $203.0 million at September 30, 2026, as compared to an accumulated deficit of approximately $199.9 million at December 31, 2025. Working capital was approximately $4.1 million at September 30, 2026, and approximately $7.1 million at December 31, 2025. During the nine months ended September 30, 2026, our working capital decreased by approximately $3.0 million primarily due to our net loss for the nine months ended September 30, 2026.

Our principal source of liquidity consists of cash. At September 30, 2026, we had approximately $5.8 million in cash and approximately $1.9 million in current liabilities. At December 31, 2025, we had approximately $7.9 million in cash and $1.0 million in current liabilities. We have historically relied upon sales of our equity securities to fund our operations.

We evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We have incurred substantial losses since our inception and expect to continue to incur operating losses in the near-term. We believe that our existing resources will be adequate to fund our operations for a period of at least twelve months from the date of the issuance of these financial statements. In addition, the Company raised net proceeds of approximately $4.0 million in an underwritten public offering of common stock in October 2025. However, we anticipate we will need additional capital in the long-term to pursue our business initiatives. While we believe that we will continue to have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern, the terms, timing and extent of any future financing will depend upon several factors, including the achievement of progress in our product development programs, our ability to identify and enter into licensing or other strategic arrangements, our continued listing on Nasdaq, and factors related to financial, economic, geo-political, industry and market conditions, many of which are beyond our control. The capital markets for the biotech industry can be highly volatile, which make the terms, timing and extent of any future financing uncertain.

Cash Flows from Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2026 totaled approximately $2.1 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense and an increase in current liabilities. Cash flows used in operating activities for the nine months ended September 30, 2025 totaled approximately $2.0 million, which was primarily due to our net loss for the period, partially offset by non-cash charges associated with share-based expense during the period as well as a decrease in other assets due to the reclassification of long-term assets to prepaid expenses and other current assets as of September 30, 2025. In addition to the increase of $0.3 million due to the reclassification from other assets, prepaid expenses and other increased approximately $0.2 million and current liabilities increased approximately $0.2 million during the nine months ended September 30, 2025.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2026 and 2025.

Cash Flows from Financing Activities

There were no cash flows from financing activities for the nine months ended September 30, 2026 and 2025.

Contractual Obligations and Commitments

As of September 30, 2026, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, as amended on April 24, 2026.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as amended on April 24, 2026, except for as disclosed below.

Risks Related to the Acquisition

The issuance of Company Common Stock in the Acquisition pursuant to the Exchange Agreement, the resulting change in control from the Acquisition, the amendment to the articles of incorporation of Xenetic increasing the authorized shares of Common Stock, and an amendment to the Xenetic equity plan must be approved by Xenetic stockholders. Failure to obtain these approvals and failure of any other closing conditions to the Exchange Agreement would prevent the Closing and Acquisition.

Before the Acquisition can be completed, the Xenetic stockholders must approve the issuance of Company Common Stock in the Acquisition, the resulting change in control from the Acquisition, the amendment to the articles of incorporation of Xenetic increasing the authorized shares of Company Common Stock, and the amendment to Xenetic’s equity plan, if applicable. Failure to obtain the required stockholder approval may result in a material delay in, or the abandonment of, the Acquisition. Even if these matters are approved by the Xenetic stockholders, certain other specified conditions set forth in the Exchange Agreement must be satisfied or waived to complete the Acquisition. Xenetic and Santersus cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Acquisition will not occur or will be delayed, and Xenetic or Santersus each may lose some or all of the intended benefits of the Acquisition. Any delay in completing the Acquisition may materially adversely affect the timing and benefits that are expected to be achieved from the Acquisition.

The Exchange Ratio set forth in the Exchange Agreement is not adjustable based on the market price of our common stock, so the Acquisition consideration at the Closing may have a greater or lesser value than at the time the Exchange Agreement was signed.

At the Closing, the issued and outstanding share capital of Santersus will be sold to Xenetic in exchange for shares of Common Stock based on the Exchange Ratio. The Exchange Ratio will be adjusted to account for net cash of Xenetic as determined pursuant to the Exchange Agreement. This and other adjustments to the Exchange Ratio are described further in the Exchange Agreement. Immediately following the Closing and assuming an Exchange Ratio of 4.5912 (which assumes net cash of Xenetic at Closing of $0), the Xenetic securityholders and the holders of Santersus Shares are expected to own approximately 15% and 85%, respectively, of the outstanding capital stock of the combined company. However, the final Exchange Ratio may vary such that the holders of Santersus Shares and Xenetic securityholders may own more or less of the combined company than estimated in this report.

For purposes of the Exchange Agreement, Xenetic’s net cash at Closing is subject to certain reductions, including, without limitation, accounts payable, accrued expenses, current liabilities payable in cash, outstanding indebtedness, certain unpaid taxes, unpaid expenses related to the Acquisition and certain other unpaid obligations, including paid time off obligations. In the event the amount of Xenetic’s cash is smaller or such reductions are greater than anticipated, Xenetic’s securityholders could hold a significantly smaller portion of the combined company.

Any changes in the market price of Company Common Stock before the completion of the Acquisition will not affect the number of shares of Company Common Stock issuable to the Santersus securityholders pursuant to the Exchange Agreement. Therefore, if before the completion of the Acquisition, the market price of Company Common Stock declines from the market price on the date of the Exchange Agreement, then the Santersus securityholders could receive Acquisition consideration with substantially lower value than the value of the Acquisition consideration on the date of the Exchange Agreement. Similarly, if before the completion of the Acquisition, the market price of Company Common Stock increases from the market price of Company Common Stock on the date of the Exchange Agreement, then Santersus’s securityholders could receive Acquisition consideration with substantially greater value than the value of the Acquisition consideration on the date of the Exchange Agreement. Because the Exchange Ratio does not adjust as a result of changes in the market price of Company Common Stock, for each one percentage point change in the market price of Company Common Stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Acquisition consideration payable to the Santersus securityholders pursuant to the Exchange Agreement.

Failure to complete the Acquisition may result in Xenetic paying a termination fee to Santersus and could significantly harm the market price of Company Common Stock and negatively affect the future business and operations of Xenetic.

If the Acquisition is not completed and the Exchange Agreement is terminated under certain circumstances, Xenetic may be required to pay Santersus a termination fee of $500,000. In addition, under certain conditions, Xenetic or Santersus may be required to reimburse Santersus or Xenetic, respectively, for up to $300,000 of Santersus’s or Xenetic’s out-of-pocket expenses. Even if a termination fee or expenses of Santersus or Xenetic are not payable in connection with a termination of the Exchange Agreement, Xenetic has incurred significant fees and expenses, which must be paid whether or not the Acquisition is completed. Further, if the Acquisition is not completed, it could significantly harm the market price of Company Common Stock.

In addition, if the Exchange Agreement is terminated and the Xenetic Board determines to seek another business combination or strategic transaction, there can be no assurance that Xenetic will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Exchange Agreement.

The Acquisition may be completed even though certain events occur prior to the Closing that materially and adversely affect Xenetic or Santersus.

The Exchange Agreement provides that either Xenetic or Santersus can refuse to complete the Acquisition if there is a material adverse change affecting the other party between the date of the Exchange Agreement and the Closing. However, certain types of changes do not permit either party to refuse to complete the Acquisition, even if this change could have a material adverse effect on Xenetic or Santersus, including:

•	general business or economic conditions affecting the industries in which Xenetic or Santersus, as applicable, operates and general conditions in financial markets to the extent these general conditions do not disproportionately affect Xenetic and Santersus, respectively;
•	with respect to Xenetic, any change in its stock price or trading volume excluding any underlying effect that may have caused such change, unless this effect is otherwise exempt from causing a material adverse effect under the Exchange Agreement;
•	failure to meet internal expectations or projections for results of operations;
•	failure to meet expectations regarding, or changes in expectations regarding, clinical trial program or study progress and, subject to certain exceptions, the occurrence of adverse events or serious adverse events in a clinical trial program;
•	any effect resulting from the performance of obligations under the Exchange Agreement or the announcement of the Acquisition or any related transactions;
•	natural disasters, acts of terrorism, sabotage, military action or war or any escalation or worsening of military actions or wars, or any viruses, pandemics, epidemics or other outbreaks of illness or public health events, or any spread or worsening of these events, or any other circumstance that may be considered a force majeure event;
•	certain changes in, or any compliance with or action taken for the purpose of complying with, applicable legal requirements or GAAP or related interpretations provided these matters do not disproportionately affect Santersus or Xenetic, respectively;
•	actions taken by Xenetic as reasonably necessary to comply with the Exchange Agreement or as otherwise permitted by the Exchange Agreement;
•	regulatory action or the announcement of regulatory action regarding potentially competitive products or product candidates; and
•	stockholder litigation arising from or relating to the Exchange Agreement or the Acquisition.

If adverse changes occur and Xenetic and Santersus still complete the Acquisition, the market price of the combined company’s common stock may suffer. This in turn may reduce the value of the Acquisition to the stockholders of Xenetic, Santersus or both.

Some Xenetic officers and directors have interests in the Acquisition that are different from our stockholders and that may influence them to support or approve the Acquisition without regard to the interests of our stockholders.

Certain officers and directors of Xenetic participate in arrangements that provide them with interests in the Acquisition that are different from the interests of our stockholders. For example, certain members of the Xenetic Board and the sole executive officer of Xenetic have interests in the Acquisition that may be different from, or in addition to, the interests of the Xenetic stockholders. These interests relate to or arise from, among other things, (i) the accelerated vesting of certain of the equity awards held by Xenetic’s sole executive officer in connection with the completion of the Acquisition, (ii) the fact that certain current directors of Xenetic may continue as directors of the combined company after the Closing, and (iii) the fact that certain directors of Xenetic, Dr. Dmitry Genkin and Mr. Moshe Mizrahy, are affiliated with Santersus with Dr. Genkin being a founder, owner of approximately 21% of the Santersus Shares, board member and Chief Scientific Officer of Santersus and Mr. Mizrahy being an owner of approximately 11% of the Santersus Shares and board member of Santersus, all of which could influence such officers and directors to support the Acquisition.

The market price of our common stock following the Acquisition may decline as a result of the Acquisition.

The market price of our common stock may decline as a result of the Acquisition for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s product candidates, business and financial condition following the Acquisition;
•	the effect of the Acquisition on the combined company's business and prospects is not consistent with the expectations of financial or industry analysts; or
•	the combined company does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts.

Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the Closing as compared to their current ownership and voting interest in the respective companies.

If the proposed Acquisition is completed, the current Xenetic stockholders will own a smaller percentage of the combined company than their ownership in Xenetic prior to the Acquisition. The issuance of shares of Company Common Stock to securityholders of Santersus in the Acquisition will reduce significantly the relative voting power of each share of Company Common Stock held by our current stockholders. Consequently, Xenetic stockholders as a group will have less influence over the management and policies of the combined company after the Acquisition than prior to the Acquisition.

In addition, the eight member board of directors of the combined company will initially include two individuals designated by Xenetic and six individuals designated by Santersus. Consequently, our stockholders will be able to exercise less influence over the management and policies of the combined company following the Closing than they currently exercise over the management and policies of Xenetic.

Our stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they will experience in connection with the Acquisition.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Acquisition, Xenetic stockholders and Santersus securityholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Acquisition.

The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or impact its proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. If either or both of Xenetic or Santersus hold less cash at the time of the Closing than the parties currently expect, the combined company will need to raise additional capital sooner than expected. The combined company will also generally need to raise substantial additional capital to support its planned operations. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, this issuance may cause significant dilution to the combined company’s stockholders’ ownership. The terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

During the pendency of the Acquisition, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Exchange Agreement, which could adversely affect our business.

Subject to certain limited exceptions, covenants in the Exchange Agreement impede our ability to make acquisitions or to complete other transactions that are not in the ordinary course of business pending completion of the Acquisition. As a result, if the Acquisition is not completed, we may be at a disadvantage to our competitors during this period. In addition, while the Exchange Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. These transactions could be favorable to our stockholders.

The pendency of the Acquisition could have an adverse effect on the trading price of our common stock and our business, financial condition and prospects.

The pendency of the Acquisition could disrupt our business in many ways, including:

•	the attention of our management and employees may be directed toward the completion of the Acquisition and related matters and may be diverted from our day-to-day business operations; and

•	third parties may seek to terminate or renegotiate their relationships with us as a result of the Acquisition, whether pursuant to the terms of their existing agreements with us or otherwise.

Should they occur, any of these matters could adversely affect the trading price of Common Stock or harm our business, financial condition and prospects.

The lack of a public market for Santersus Shares makes it difficult to evaluate the value of Santersus’s currently issued share capital. The Santersus securityholders may receive shares of Company Common Stock in the Acquisition that have a value that is less than, or greater than, the fair market value of the Santersus currently issued share capital.

The currently issued share capital of Santersus is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Santersus. Because the percentage of Company Common Stock to be issued to Santersus securityholders was determined based on negotiations between the parties, it is possible that the value of Company Common Stock to be received by Santersus securityholders will be less than the fair market value of Santersus, or Xenetic may pay more than the aggregate fair market value for Santersus.

We are substantially dependent on our interim Chief Executive Officer to facilitate the consummation of the Acquisition.

Our ability to successfully complete the Acquisition depends in large part on our ability to retain our interim Chief Executive Officer . Despite our efforts to retain our interim Chief Executive Officer, he may terminate his employment with us on short notice. The loss of the services of our interim Chief Executive Officer could potentially harm our ability to consummate the Acquisition, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

Litigation relating to the Acquisition could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Acquisition.

We could be subject to demands or litigation related to the Acquisition, whether or not the Acquisition is consummated. Such actions may create uncertainty relating to the Acquisition, or delay or enjoin the Acquisition, result in substantial costs to us and divert management time and resources.

Risks Related to our Common Stock

We may not continue to meet the continued listing requirements of Nasdaq, which could result in a delisting of our common shares.

Our common shares are listed on the Nasdaq. We have in the past been, and may in the future be, unable to comply with certain listing standards that we are required to meet to maintain the listing of our common shares on the Nasdaq. For instance, on December 11, 2025, we announced that our 2025 Annual Meeting of Stockholders (the “Annual Meeting”), originally scheduled for December 11, 2025, had been adjourned until January 8, 2026 in order to achieve a quorum and allow additional time to solicit proxies on behalf of the Company’s board of directors. On January 8, 2026, we reconvened and again adjourned the Annual Meeting, without any business being conducted, due to lack of a requisite quorum. We intend to reconvene the Annual Meeting at a new date and time that has yet to be determined and will provide stockholders with requisite advance notice of such meeting date and time; however, at this time, the Company has not held its Annual Meeting. There is no assurance that we will be able to continue to maintain the continued listing requirements for Nasdaq. If Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Nasdaq has adopted Listing Rules 5450(a)(3) and 5550(a)(6) (the “Proposed Rule”), which would require issuers to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million (the “MVLS Requirement”). On July 22, 2026, the SEC approved the Proposed Rule. The Proposed Rule would not provide a compliance or cure period, and a company whose MVLS remains below $5.0 million for 30 consecutive business days would receive a Staff Delisting Determination and would become immediately subject to suspension and delisting. That company could request review by a Nasdaq Hearings Panel, but a timely hearing request would not stay the suspension of trading.

However, on July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the July 22, 2026 approval order, and that the order is stayed until the SEC orders otherwise. On September 11, 2026, the SEC issued an order granting the petitions for review, and the approval order remains stayed pending completion of the SEC’s review. On September 25, 2026, Nasdaq filed a proposed rule change (SR-NASDAQ-2026-081) providing that the 30-consecutive-business-day period under the Proposed Rule would begin on the business day following termination of the stay. Accordingly, the MVLS Requirement is not currently in effect. Upon completion of its review, the SEC may affirm, modify or set aside the approval order, or remand the matter to Nasdaq. There is no prescribed timeline for the SEC’s decision, and there can be no assurance as to the outcome or timing of the review, or whether the Proposed Rule will become effective in its current or a modified form.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

The following exhibits are incorporated herein by reference or filed as part of this report.

EXHIBIT NUMBER	DESCRIPTION
2.1#	Share Exchange Agreement, dated as of September 14, 2026, by and among Xenetic Biosciences, Inc., Santersus AG, the Sellers listed on Schedule I thereto and Santersus AG, as Representative of the Sellers (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on September 16, 2026).
10.1	Form of Company Voting Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 16, 2026).
10.2	Form of Company Lock-Up Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 16, 2026).
10.3	Form of Santersus Lock-Up Agreement (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on September 16, 2026).
31.1*	Certification of James Parslow, Interim Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of James Parslow, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of James Parslow, Interim Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in inline XBRL and included in Exhibit 101).
___________
*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.
#	Portions of this exhibit, marked by brackets and asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) of the type that the registrant treats as private or confidential or would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenetic Biosciences, Inc.

November 12, 2026	By:	/s/ JAMES PARSLOW
James Parslow Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

